Form 10-Q
period 2006-06-30
Buckeye GP Holdings L.P.
filed 2006-09-15
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                            to

Commission file number 001-32963

BUCKEYE GP HOLDINGS L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3776228
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5002 Buckeye Road
P. O. Box 368
Emmaus, PA	18049
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code:    484-232-4000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of August 9, 2006, there were 26,938,000 Common Units and 1,362,000 Management Units outstanding.

PART I

FINANCIAL INFORMATION

Part I. Financial Information

Item 1.  Financial Statements

BUCKEYE GP HOLDINGS L.P.

Balance Sheet
June 30, 2006
(Unaudited)

Assets	$—

Partners Equity:
Limited partners’ equity	$999.90
General partner’s equity	.10
Receivable from partners	(1,000.00)

Total partners’ equity	$—

See Notes to Balance Sheet.

BUCKEYE GP HOLDINGS L.P.

NOTES TO BALANCE SHEET
(UNAUDITED)

1.               ORGANIZATION AND OPERATIONS

Buckeye GP Holdings L.P. (“Buckeye GP Holdings”) is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. and its affiliates.

Concurrent with Buckeye GP Holdings’ formation, MainLine Management LLC, as general partner, contributed $0.10 and the limited partners of Mainline L.P. contributed $999.90 to Buckeye GP Holdings.  The contribution receivable was reflected as a reduction to equity in accordance with accounting principles generally accepted in the United States of America. Buckeye GP Holdings received payment on the contribution in August of 2006. The accompanying financial statement reflects the financial position of Buckeye GP Holdings immediately subsequent to its capitalization.

2.     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of Buckeye GP Holdings’ financial statement in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

3.     SUBSEQUENT EVENT

Initial Public Offering

On August 9, 2006, Buckeye GP Holdings sold 10.5 million common units in an underwritten initial public offering (“IPO”), the net proceeds of which were approximately $167.4 million.  Buckeye GP Holdings used the net proceeds from the IPO, along with cash on hand, to repay all outstanding indebtedness under a Senior Secured Credit Facility with a consortium of financial institutions arranged by Goldman Sachs Credit Partners (the “Term Loan”) and to make distributions to its pre-IPO equity owners.  The common units sold in the IPO represent approximately 37.1% of the outstanding equity of Buckeye GP Holdings, which includes common units and management units.

In connection with the consummation of the IPO, the pre-IPO equity owners of MainLine L.P. (the “Company”) contributed all of their equity interests in the Company to Buckeye GP Holdings.  This contribution was accounted for as a transfer of assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The financial information for the Company is included in this report because it is the predecessor to Buckeye GP Holdings.

$10 Million Credit Facility

On August 9, 2006, Buckeye GP Holdings entered into a five-year $10 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “Credit Agreement”).  The credit facility may be used for working capital and other partnership purposes.  Buckeye GP Holdings has pledged all of the limited liability company interests in Buckeye GP LLC to SunTrust Bank as security for its obligations under the Credit Agreement.

The Credit Agreement permits Buckeye GP Holdings to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest under one of two rate options, selected by Buckeye GP Holdings, equal to either:

•                  the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•                  LIBOR, plus a margin which can range from 0.40% to 1.40%, based upon the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye Partners, L.P.

Buckeye GP Holdings’ ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.

The Credit Agreement defines “Restricted Subsidiaries” of Buckeye GP Holdings as Buckeye GP Holdings, and certain of its wholly owned subsidiaries.

The Credit Agreement requires Buckeye GP Holdings to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires Buckeye GP Holdings to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of Buckeye GP Holdings and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by Buckeye GP Holdings and its  Restricted Subsidiaries from Buckeye, plus all other cash received by Buckeye GP Holdings and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires Buckeye GP Holdings to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of Buckeye GP Holdings and all of its subsidiaries to the consolidated EBITDA, as defined in the Credit Agreement, of Buckeye GP Holdings and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The Credit Agreement prohibits Buckeye GP Holdings from declaring dividends or distributions if any default or event of default, as defined in the Credit Agreement, has occurred or would result from such a declaration. In addition, the Credit Agreement contains covenants and provisions requiring Buckeye GP Holdings to adhere to certain covenants and limiting the ability of Buckeye GP Holdings and its Restricted Subsidiaries to, among other things:

•                  incur or guarantee indebtedness;

•                  make certain negative pledges and grant certain liens;

•                  make certain loans, acquisitions and investments;

•                  make any material changes to the nature of Buckeye GP Holdings’ or Restricted Subsidiaries’ business; or

•                  enter into a merger, consolidation or sale of assets.

If an event of default exists under the Credit Agreement, the lender will be able to terminate the Credit Agreement and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies.  The following are some of the events which would constitute an event of default under the Credit Agreement:

•                  failure to pay any principal, interest, fees, expenses or other amounts when due;

•                  failure of any representation or warranty to be true and correct in any material respect;

•                  failure to perform or otherwise comply with the covenants in the Credit Agreement or other loan documents, subject to certain grace periods;

•                  default by Buckeye GP Holdings or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by Buckeye or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•                  bankruptcy or insolvency events involving Buckeye GP Holdings;

•                  the entry against Buckeye GP Holdings of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•                  a change in control of Buckeye GP Holdings (as such term is defined in the Credit Agreement);

•                  the invalidity or unenforceability of any material provision in the Credit Agreement or related documents; and

•                  the occurrence of certain events with respect to employee benefit plans subject to ERISA.

MAINLINE L.P.

Condensed Consolidated Statements of Income
(In thousands, except per Unit amounts)
(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2006	2005		2006	2005

$111,495	$101,916	Revenue	$217,240	$197,805

		Costs and expenses:
53,570	49,984	Operating expenses	104,831	96,565
10,018	8,067	Depreciation and amortization	19,122	15,498
6,534	5,192	General and administrative expenses	12,449	10,941
70,122	63,243	Total costs and expenses	136,402	123,004

41,373	38,673	Operating income	80,838	74,801

		Other income (expenses):
302	193	Investment income	622	348
(16,211)	(13,955)	Interest and debt expense	(31,940)	(27,052)
(15,909)	(13,762)	Total other income (expenses)	(31,318)	(26,704)

		Income before equity income and
25,464	24,911	Non-controlling interest	49,520	48,097
1,415	1,225	Equity income	2,795	2,465
(24,892)	(24,217)	Non-controlling interest expense	(48,089)	(47,415)

$1,987	1,919	Net income	$4,226	$3,147

145,950	145,950	Units outstanding – basic and diluted	145,950	145,950

$0.01	$0.01	Earnings per unit – basic and diluted	$0.03	$0.02

See Notes to condensed consolidated financial statements.

MAINLINE L.P.

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$26,695	$28,984
Trade receivables	39,936	38,864
Construction and pipeline relocation receivables	12,992	10,571
Inventories	13,416	12,997
Prepaid and other current assets	24,743	12,325
Total current assets	117,782	103,741

Property, plant and equipment, net	1,713,522	1,587,741
Restricted cash	5,729	5,117
Goodwill	234,603	234,603
Other non-current assets	102,527	109,630

Total assets	$2,174,163	$2,040,832

Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt	$7,883	$7,811
Accounts payable	14,593	18,648
Accrued and other current liabilities	63,946	48,824
Total current liabilities	86,422	75,283

Long-term debt	1,151,593	1,096,849
Other non-current liabilities	78,912	76,536
Non-controlling interest	771,684	711,722

Total liabilities	2,088,611	1,960,390

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	7	7
Limited Partners – A Units	78,358	74,132
Limited Partners – B Units	3,473	3,473
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	1,482	1,316
Accumulated other comprehensive income	2,232	1,514
Total partners’ capital	85,552	80,442

Total liabilities and partners’ capital	$2,174,163	$2,040,832

See Notes to condensed consolidated financial statements.

MAINLINE L.P.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,226	$3,147
Adjustments to reconcile net income to net cash provided by operating activities:
Value of ESOP shares released	2,073	2,546
Depreciation and amortization	19,122	15,498
Amortization of deferred compensation	—	1,959
Non-controlling interest	48,089	47,415
Equity earnings	(2,795)	(2,465)
Distributions from equity investments	3,167	1,649
Amortization of debt discount	25	15
Amortization of option grants	239	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(1,072)	(11,606)
Construction and pipeline relocation receivables	(2,421)	(459)
Inventories	(419)	(712)
Prepaid and other current assets	(12,418)	2,524
Accounts payable	(4,055)	(5,184)
Accrued and other current liabilities	14,734	(1,521)
Other non-current assets	(225)	2,190
Other non-current liabilities	2,476	2,126
Total adjustments from operating activities	66,520	53,975
Net cash provided by operating activities	70,746	57,122

Cash flows from investing activities:
Capital expenditures	(44,028)	(36,586)
Acquisitions	(92,790)	(178,854)
Net (expenditures) proceeds from disposal of property, plant and equipment	(139)	69
Restricted cash	(612)	(2,956)
Net cash used in investing activities	(137,569)	(218,327)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. units	64,105	156,103
Debt issuance costs	—	(910)
Proceeds from exercise of unit options	486	1,154
Proceeds from issuance of long-term debt	127,000	324,767
Payment of long-term debt	(72,209)	(274,614)
Distributions to non-controlling partners of Buckeye Partners, L.P.	(54,848)	(46,048)
Net cash provided by financing activities	64,534	160,452
Net decrease in cash and cash equivalents	(2,289)	(753)
Cash and cash equivalents at beginning of period	28,984	21,352
Cash and cash equivalents at end of period	$26,695	$20,599
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$30,382	$28,525
Capitalized interest	$1,010	$1,166
Cash paid for income taxes	$65	$585

Non-cash changes in assets and liabilities:
Fair value hedge accounting	$599	$586
Environmental obligations related to acquisition of Northeast Pipelines and Terminals	$—	$(2,332)

See Notes to condensed consolidated financial statements.

MAINLINE L.P.

Consolidated Statement of Changes in Partners’ Equity
(In thousands)
(Unaudited)

	General Partner	Limited Partners A Units	Limited Partners B Units	Equity Gains on Issuance of Buckeye LP units	Accumulated Other Comprehensive Income	Total
Partners’ capital at December 31, 2005	$7	$74,132	$3,473	$1,316	$1,514	$80,442
Net income	—	4,226	—	—	—	4,226
Change in fair value of cash flow hedges, net	—	—	—	—	718	718
Comprehensive income	—	4,226	—	—	718	4,944
Equity gains on issuance of Buckeye LP units	—	—	—	166	—	166
Partners’ capital at June 30, 2006	$7	$78,358	$3,473	$1,482	$2,232	$85,552

See Notes to condensed consolidated financial statements.

MAINLINE L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.               BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of MainLine L.P. (the “Company”), which are unaudited except that the Balance Sheet as of December 31, 2005 is derived from audited financial statements, include all adjustments necessary to present fairly the Company’s financial position as of June 30, 2006, along with the results of the Company’s operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the year ended December 31, 2005 included in Buckeye GP Holdings’ registration statement on Form S-1, as amended (Registration No. 333-133433) and as filed with the Securities and Exchange Commission on July 25, 2006.

The Company is a limited partnership organized on February 24, 2004 under the laws of the state of Delaware. As of June 30, 2006, MainLine Management LLC (“MainLine Management”) was the general partner of the Company and is currently the general partner of Buckeye GP Holdings L.P. (“Buckeye GP Holdings”).  As of June 30, 2006, the Company owned 100% of Buckeye GP LLC (“Buckeye GP”).  Buckeye GP is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  As of June 30, 2006, the Company was owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of Buckeye GP’s senior management. The Company’s primary business was the management of Buckeye. At June 30, 2006, the Company owned an approximate 2% overall general partner interest in Buckeye and its operating subsidiaries.

In connection with the initial public offering (“IPO”) of common units of Buckeye GP Holdings on August 9, 2006, the pre-IPO owners’ of the Company contributed all of their equity interests in the Company to Buckeye GP Holdings.  This contribution was accounted for as a transfer of assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  The financial information for the Company is included in this report because it is the predecessor to Buckeye GP Holdings.

All of the employees who provide services to the Company and its subsidiaries and Buckeye and its subsidiaries are paid and employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement and an executive employment agreement, Services Company is reimbursed by the Company or Buckeye’s subsidiaries for the cost of these employees. The Company is responsible for the total compensation, including all benefits, paid for the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing and business development, treasury, or performing the function of president of Buckeye GP. The four highest salaried officers are William H. Shea, Jr., Stephen C. Muther, Robert B. Wallace, and Eric A. Gustafson.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owns approximately a 5.9% equity interest in Buckeye at June 30, 2006. The services agreement extends until all payments due under the ESOP’s 3.60% Senior Secured Notes are satisfied, which is currently scheduled to occur in March 2011.

Description of the Business

At June 30, 2006, the Company had no operating assets other than its general partner ownership interest in Buckeye and its operating subsidiaries.  Because the Company owned Buckeye GP, its ownership interest in Buckeye is reflected on a consolidated basis, which means that the Company’s financial results are combined with Buckeye’s financial results. The limited partner interests in Buckeye not owned by the Company or Services Company are reflected as “Non-controlling interest expense”, in the enclosed condensed consolidated statements of income.  Buckeye’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by Buckeye. Buckeye also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

As of June 30, 2006, Buckeye conducted all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Buckeye NGL commenced operations on January 31, 2006 with the acquisition of a natural gas liquids pipeline located in Colorado and Kansas (See Note 3). These entities are hereinafter referred to as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.” Buckeye owns an approximate 99% ownership interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL, in which it owns a 100% interest.

Buckeye’s Operating Subsidiaries aggregate into three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  See Note 10 for a further discussion.

2.     CONTINGENCIES

Claims and Proceedings

Buckeye and its Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance.  The Company is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, Buckeye has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, Buckeye recorded operating expenses, net of insurance recoveries, of $2.2 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively, and $3.9 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings.  Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.

3.     ACQUISITIONS

On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan from affiliates of Shell Oil Products, U.S. (“Shell”) for $13.0 million.  On January 31, 2006, Buckeye completed the acquisition of a natural gas liquids pipeline, which extends generally from Wattenberg, Colorado to Bushton, Kansas, from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  Buckeye NGL acquired the natural gas liquids pipeline and Buckeye Terminals, LLC, a subsidiary of BPH, acquired the refined petroleum products terminal.  Buckeye also completed certain miscellaneous asset acquisitions during the first six months of 2006 which approximated $1 million.

In connection with each of these acquisitions, Buckeye determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 – “Business Combinations”.  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment.  Buckeye is in the process of determining the final allocation.

In December 2005, Buckeye acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million.  Buckeye allocated, on a preliminary basis, the cost of the assets to the tangible terminal assets acquired, and is in the process of determining the final allocation.

4.     DEBT AND CREDIT FACILITIES

Debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
MainLine L.P.:
Term Loan	$169,000	$173,250
Services Company:
3.60% ESOP Notes due March 28, 2011	30,437	33,617
Retirement premium	(1,063)	(1,284)
Buckeye:
4.625% Notes due June 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	112,000	50,000
Total principal debt	1,160,374	1,105,583
Other, including unamortized discounts and changes in fair value (1)	(898)	(923)
Subtotal long-term debt	1,159,476	1,104,660
Less current maturities of debt	(7,883)	(7,811)
Long-term debt	$1,151,593	$1,096,849

(1)                    The June 30, 2006 amount includes $1,647,000 related to an adjustment to fair value associated with a hedge of fair value and $2,545,000 in unamortized discounts.  The December 31, 2005 amount includes $1,765,000 related to an adjustment to fair value associated with a hedge of fair value and $2,688,000 in unamortized discounts.

The Company

As of June 30, 2006, the Company was party to a Senior Secured Credit Facility (“Term Loan”) with a consortium of financial institutions arranged by Goldman Sachs Credit Partners under which the Company had $169.0 million outstanding.  Borrowings under the Term Loan bore interest under one of two rate options selected by the Company equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) the prime interest rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin, which was 2.375% at June 30, 2006, was determined based upon an interest coverage ratio defined in the loan agreement.  At June 30, 2006 the interest rate under the Term Loan was approximately 7.81%.

The Term Loan also contained a requirement that the Company maintain an interest expense reserve account in the amount of the anticipated interest payments for the next two quarterly periods, although failure to maintain such a balance was not an event of default under the Term Loan. At June 30, 2006, the amount on deposit in the interest expense reserve account was $5.7 million, compared to estimated interest in the next two quarters of $6.6 million.

All amounts outstanding under the Term Loan were repaid with the proceeds of Buckeye GP Holdings’ initial public offering, together with cash on hand, on August 9, 2006. See Note 12 for a discussion of Buckeye GP Holdings’ current credit facility.

Services Company

Services Company’s debt consists of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value Buckeye’s LP units owned by the Services Company and the escrow account) up to the 125% minimum.

Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP units owned by Services Company’s returns to an amount which exceeds the 125% minimum. At June 30, 2006, the value of Buckeye’s LP units owned by Services Company exceeded the 125% requirement.

Buckeye

Buckeye has a $400 million 5-year revolving credit facility (“Buckeye’s Credit Facility”) with a syndicate of banks led by SunTrust Bank. Buckeye’s Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. Borrowings under Buckeye’s Credit Facility are guaranteed by certain of Buckeye’s subsidiaries. Buckeye’s Credit Facility matures on August 6, 2009. The weighted average interest rate on amounts outstanding under Buckeye’s Credit Facility at June 30, 2006 was 5.8%.

Borrowings under Buckeye’s Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the LIBOR plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which Buckeye’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At June 30, 2006 and December 31, 2005, Buckeye had $112 million and $50 million outstanding under Buckeye’s Credit Facility, respectively, and had committed $1.7 million and $1.3 million in support of letters of credit, respectively.

Buckeye’s Credit Facility contains covenants and provisions that:

•                  Restrict Buckeye and certain of its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•                  Prohibit Buckeye and certain of its subsidiaries from creating or incurring certain liens on their property;

•                  Prohibit Buckeye and certain of its subsidiaries from disposing of property material to their operations; and

•                  Limit consolidations, mergers and asset transfers by Buckeye and certain of its subsidiaries.

Buckeye’s Credit Facility requires that Buckeye and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”. The Funded Debt Ratio equals the ratio of the long-term debt of Buckeye and certain of its subsidiaries (including the current portion, if any) to “Adjusted EBITDA”, which is defined in  Buckeye’s Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At June 30, 2006, Buckeye’s Funded Debt Ratio was 4.48 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of Buckeye’s assets.  Buckeye is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter. As of June 30, 2006, Buckeye’s Fixed Charge Coverage Ratio was 2.70 to 1.00.

Covenants. The Company and its subsidiaries, Services Company, Buckeye and its Operating Subsidiaries are in compliance with the various covenants of the debt agreements at June 30, 2006.

Derivative Instruments. At June 30, 2006, the Company had three derivative instruments outstanding related to the Company’s Term Loan. The Term Loan replaced the Company’s $100,000,000 Senior Secured Credit Facility (the “Prior Term Loan”) which was entered into on May 4, 2004. Proceeds from the Term Loan were used to refund the amounts outstanding under the Prior Term Loan. In accordance with requirements under the Prior Term Loan, the Company purchased an interest rate cap from Goldman Sachs Capital Markets, L.P. on a notional amount of $50 million for $375,000. Under the interest rate cap, if the variable interest rate the Company paid on the Prior Term Loan exceeded 5.0%, Goldman Sachs would pay the Company the difference between the variable rate in effect on the $50 million notional amount and the capped rate. The Company did not designate the interest rate cap as a cash flow hedge and, accordingly, changes in value of the cap have been reflected in income. The Company did not terminate the interest rate cap when the Prior Term Loan was repaid.

In accordance with requirements under the Term Loan, the Company entered into two interest rate swap agreements with Goldman Sachs Capital Markets L.P. The Company designated these transactions as hedges of the Company’s cash flow risk associated with the Term Loan. The first agreement, which terminated on December 22, 2005, was for a notional amount of $172.8 million and called for the Company to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.029%. The interest rate swap was effective December 22, 2004, and was terminated on December 22, 2005. The three-month LIBOR reset on dates that coincided with the reset dates for the variable interest rate of the Term Loan. The second agreement is for a notional amount of $86 million and calls for the Company to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.853%. The agreement became effective on December 22, 2005 and will terminate December 22, 2007. During 2005, the Company entered into another interest rate swap agreement. This agreement is for a notional amount of $12 million and calls for the Company to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 4.54%.

In connection with Buckeye GP Holdings’ initial public offering, the interest rate swaps noted above were liquidated.  See Note 12 for a further discussion.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133— “Accounting for Derivative Instruments and Hedging Activities”, Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of its debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $59 thousand during each of the three months ended June 30, 2006 and 2005 and $118 thousand during each of the six months ended June 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap.

5.   ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Taxes—other than income	$6,609	$6,569
Environmental liabilities	9,522	6,996
Interest	17,403	16,648
Retainage	707	639
Payable for ammonia purchase	7,151	—
Compensation and vacation	7,610	8,751
Other	14,944	9,221
Total	$63,946	$48,824

6.               EARNINGS PER UNIT

In connection with its formation, the Company issued 14,595 general partner units (“GP Units”) and 145,935,405 limited partner A Units (“A Units”) to Carlyle/Riverstone and certain members of senior management of Buckeye GP for $1.00 per unit. The Company also issued 16,216,668 limited partner B Units (“B Units”) to certain members of senior management for no consideration.

Distributions are paid on the B Units only after the holders of the A Units and GP Units have been distributed sufficient cash to recover their entire investment along with a cumulative annual return of 9% compounded from May 4, 2004 to the date of payment. Thus, the B Units are subordinate to the A Units and the GP Units.

The Company has determined that, under EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” a two-class method of computing earnings per unit is required. According to the EITF Issue No. 03-6, the Company’s A Units and GP Units are considered to be participating securities requiring the use of the two-class method for the computation of basic and diluted earnings per unit. The two-class computation method for each period reflects the cash distributions (or dividends) paid per unit for each class of stock, plus the amount of allocated undistributed earnings per unit computed using the participation percentage which reflects this change. The A Units and GP Units are considered to be participating securities as they are entitled to receive a distribution yield in excess of the B Units.

As of June 30, 2006, the holders of the A Units and the GP Units had received neither the return of their initial investment nor the 9% cumulative return. As a result, basic and diluted earnings per unit, and any distributions for the three and six months ended June 30, 2006 and 2005 are based on 145,950,000 units consisting of 145,935,405 of A Units and 14,595 of GP Units.

For the three and six months ended June 30, 2006 and 2005, there were no other securities, other than the B Units, with a potentially dilutive effect on the Company’s earnings. As a result, basic earnings per unit and diluted earnings per unit were equal.

7.               UNIT-BASED COMPENSATION

Prior to January 1, 2006, management accounted for its unit-based compensation plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), for both of its unit option plans using the modified prospective basis transition method.

Management currently accounts for two unit-based compensation plans.

Option Plan

Buckeye has a Unit Option and Distribution Equivalent Plan (the “Option Plan”). This plan grants options to purchase limited partner units (“LP units”) at 100% of the market price of the LP units on the date of grant. Generally the options vest three years from the date of grant and expire ten years from date of grant. Buckeye recognizes compensation expense for awards granted on or after January 1, 2006 at the grant-date fair value reduced by estimated forfeitures on a straight-line basis over the requisite service period. The impact of adopting the accounting provisions of SFAS No. 123R for this plan is immaterial to the condensed consolidated financial statements.

Unit Compensation Plan

The Company has a Unit Compensation Plan utilizing the B units. On May 4, 2004, the Company issued 16,216,668 B units to certain members of senior management for no consideration. As discussed in Note 6, the B Units were, as of June, 2006, subordinate to the A Units. One half, or 8,108,334, of the B Units (“Time Based B Units”) vest ratably over five years. The remaining, or 8,108,334, B units (“Performance Based B Units”) vest over five years only if certain performance targets based on the incentive compensation received by the Company from Buckeye are met. The performance targets are based on annual periods ending on each of June 30, 2005 to 2009. The performance targets are cumulative, in that shortfalls or excess in one period can be made up or carried over in subsequent periods.

The Company recorded no compensation expense for Time Based B Units for the three and six months periods ending June 30, 2006 and 2005. Although May 4, 2004 represented the measurement date for the Time Based B Units (the date both the number of units available for purchase and the purchase price (zero) were known), there was a nominal fair value for these units to charge to earnings. Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Time Based B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date.

Prior to January 1, 2006, the Company recognized deferred compensation for the Performance Based B Units when it was probable that the performance target specified in the Company’s partnership agreement would be met. Such deferred compensation was recorded over the respective service periods of the performance targets until December 31, 2005. Compensation expense for the Performance Based B Units of $0.7 million and $2.0 million was recorded in general and administrative expenses in the condensed consolidated statements of income in the three and six months periods ended June 30, 2005, respectively.  Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Performance Based B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date. Accordingly, there was a nominal amount charged to earnings in the three and six month periods ending June 30, 2006.

At June 30, 2006, there were 16,216,668 of B Units outstanding, of which 2,837,917 Time Based B Units were vested and 1,621,667 of Performance Based B Units were vested. The aggregate intrinsic value of vested B Units was approximately $4.6 million at June 30, 2006. Intrinsic value is determined by calculating the difference between the fair value of the B Units on June 30, 2006 and the exercise price (which is zero), multiplied by the number of vested B Units. At June 30, 2006, there were no additional B Units available for grant in connection with the Unit Compensation Plan.

In connection with Buckeye GP Holdings’ initial public offering, the Unit Compensation Plan has changed. See Note 12 for a further discussion.

8.     PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company sponsors a retirement income guaranty plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan (“Pension Benefit”).  Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements under ERISA.

Services Company also provides postretirement health care and life insurance benefits to certain of its retirees (“Postretirement Benefit”).  To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, and the employee must satisfy certain service requirements.  Services Company does not pre-fund this postretirement benefit obligation.

For the three months ended June 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Company for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$179	$256	$225	$203
Interest cost	215	262	725	689
Expected return on plan assets	(211)	(194)	—	—
Amortization of prior service benefit	(115)	(119)	(125)	(86)
Amortization of unrecognized losses	111	211	273	144
Net periodic benefit cost	$179	$416	$1,098	$950

In the six months ended June 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Company for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$461	$459	$450	$408
Interest cost	500	470	1,450	1,378
Expected return on plan assets	(423)	(348)	—	—
Amortization of prior service benefit	(227)	(213)	(250)	(173)
Amortization of unrecognized losses	306	378	548	288
Net periodic benefit cost	$617	$746	$2,l98	$1,901

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that a minimum funding contribution was not required to be made during 2006.

9.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair value disclosures for financial instruments:

At June 30, 2006 and December 31, 2005, cash and cash equivalents, trade receivables, construction and pipeline relocation receivables, prepaid and other current assets, restricted cash, and all current liabilities are reported in the Condensed Consolidated Balance Sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.

The fair value of the Company’s debt was estimated to be $1,097 million and $1,114 million at June 30, 2006 and December 31, 2005 respectively.  The value was calculated using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

During the first six months of 2006, the Company had no ineffectiveness with respect to its cash flow hedges and, accordingly, no change in the fair value of the hedge has been reflected in net income.  At June 30, 2006 and December 31, 2005, the fair value of the interest rate swaps was a non-current asset of $2.2 million and $1.5 million, respectively.  The change in fair value has been reflected as non-current assets in the Condensed Consolidated Balance Sheets, with the net change reflected in other comprehensive income.

In connection with Buckeye GP Holdings’ initial public offering, the interest rate swaps noted above were liquidated.  See Note 12 for a further discussion.

Changes in the fair value of the Company’s interest rate cap have been reflected in net income.  At June 30, 2006 and December 31, 2005, the value of the interest rate cap was $0.3 million and $0.1 million, respectively.  Interest expense was reduced by $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively. Interest expense was increased by $0.1 million in both the three and six month periods ended June 30, 2005 due to changes in the value of the interest rate cap.

10.         SEGMENT INFORMATION

All of the Company’s operations are conducted through Buckeye and its Operating Subsidiaries. Based on the financial information provided to senior management, Buckeye presents its operations in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations. The Company also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources. However, Buckeye has recorded approximately $11.4 million of goodwill in its Terminalling and Storage segment.  The Company’s reportable operating segments consist of the following:

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, bulk and marine terminals and transports these products to other locations for a tariff charge.  This segment owns and operates approximately 5,350 miles of pipelines in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of Buckeye NGL.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 terminals that have the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of interests in two petrochemical pipelines.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the Company’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Revenues:
Pipeline Operations	$86,538	$74,102	$168,405	$147,374
Terminalling and Storage	18,441	15,008	36,609	32,147
Other Operations	6,516	12,806	12,226	18,284
Total	$111,495	$101,916	$217,240	$197,805

Operating income:
Pipeline Operations	$34,933	$30,594	$65,666	$58,414
Terminalling and Storage	4,965	5,289	12,477	13,038
Other Operations	1,475	2,790	2,695	3,349
Total	$41,373	$38,673	$80,838	$74,801

Depreciation and amortization:
Pipeline Operations	$8,478	$6,699	$16,089	$12,850
Terminalling and Storage	1,142	1,041	2,246	1,995
Other Operations	398	327	787	653
Total	$10,018	$8,067	$19,122	$15,498

	Six Months Ended June 30,
	2006	2005
	(In thousands)

Capital expenditures:
Pipeline Operations	$31,332	$35,141
Terminalling and Storage	9,487	1,269
Other Operations	3,124	176
Consolidating-level	85	—
Total	$44,028	$36,586

Acquisitions:
Pipeline Operations	$79,286	$153,633
Terminalling and Storage	13,504	25,221
Total	$92,790	$178,854

	June 30,	December 31,
	2006	2005
	(In thousands)
*Assets:
Pipeline Operations	$1,568,500	$1,466,512
Terminalling and Storage	306,636	288,972
Other Operations	66,693	61,383
Consolidating-level	232,334	223,965
Total	$2,174,163	$2,040,832

* All equity investments are included in the assets of Pipeline Operations.

12.         SUBSEQUENT EVENTS

Initial Public Offering

On August 9, 2006, Buckeye GP Holdings sold 10.5 million common units in an underwritten initial public offering (“IPO”), the net proceeds of which were approximately $167.4 million.  Buckeye GP Holdings used the net proceeds from the IPO, along with cash on hand, to repay all outstanding indebtedness under the Company’s Term Loan and to make distributions to its pre-IPO equity owners.  The common units sold in the IPO represent approximately 37.1% of the outstanding equity of Buckeye GP Holdings, which includes common units and management units.

In connection with the consummation of the IPO, the pre-IPO owners of the Company contributed all of their equity interests in the Company to Buckeye GP Holdings.  This contribution was accounted for as a transfer of assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The financial information for the Company is included in this report because it is the predecessor to Buckeye GP Holdings.

 $10 Million Credit Facility

On August 9, 2006, Buckeye GP Holdings entered into a five-year $10 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “Credit Agreement”).  The credit facility may be used for working capital and other partnership purposes. Buckeye GP Holdings has pledged all of the limited liability company interests in Buckeye GP LLC to SunTrust Bank as security for its obligations under the Credit Agreement.

The Credit Agreement permits Buckeye GP Holdings to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest under one of two rate options, selected by Buckeye GP Holdings, equal to either:

•                  the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•                  LIBOR, plus a margin which can range from 0.40% to 1.40%, based upon the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye.

Buckeye GP Holdings’ ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.

The Credit Agreement defines “Restricted Subsidiaries” of Buckeye GP Holdings as Buckeye GP Holdings, and certain of its wholly owned subsidiaries.

The Credit Agreement requires Buckeye GP Holdings to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires Buckeye GP Holdings to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of Buckeye GP Holdings and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by Buckeye GP Holdings and its  Restricted Subsidiaries from Buckeye, plus all other cash received by Buckeye GP Holdings and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires Buckeye GP Holdings to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of Buckeye GP Holdings and all of its subsidiaries to the consolidated EBITDA, as defined in the Credit Agreement, of Buckeye GP Holdings and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The Credit Agreement prohibits Buckeye GP Holdings from declaring dividends or distributions if any default or event of default, as defined in the Credit Agreement, has occurred or would result from such a declaration. In addition, the Credit Agreement contains covenants and provisions requiring Buckeye GP Holdings to adhere to certain covenants and limiting the ability of Buckeye GP Holdings and its Restricted Subsidiaries to, among other things:

•                  incur or guarantee indebtedness;

•                  make certain negative pledges and grant certain liens;

•                  make certain loans, acquisitions and investments;

•                  make any material changes to the nature of Buckeye GP Holdings’ or Restricted Subsidiaries’ business; or

•                  enter into a merger, consolidation or sale of assets.

If an event of default exists under the Credit Agreement, the lender will be able to terminate the Credit Agreement and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies.  The following are some of the events which would constitute an event of default under the Credit Agreement:

•                  failure to pay any principal, interest, fees, expenses or other amounts when due;

•                  failure of any representation or warranty to be true and correct in any material respect;

•                  failure to perform or otherwise comply with the covenants in the Credit Agreement or other loan documents, subject to certain grace periods;

•                  default by Buckeye GP Holdings or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by Buckeye or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•                  bankruptcy or insolvency events involving Buckeye GP Holdings;

•                  the entry against Buckeye GP Holdings of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•                  a change in control of Buckeye GP Holdings (as such term is defined in the Credit Agreement);

•                  the invalidity or unenforceability of any material provision in the Credit Agreement or related documents; and

•                  the occurrence of certain events with respect to employee benefit plans subject to ERISA.

Unit Compensation Plan

Coincident with the IPO, the equity interests of the Company and ownership of the Company’s general partner, were exchanged for the equity interests of Buckeye GP Holdings.  The 149,950,000 A Units of the Company were exchanged for 16,438,000 Common Units. The 16,216,668 B Units were exchanged for 1,362,000 Management Units.   The 9% cumulative annual return on the Company’s A Units and GP Units was eliminated as part of the exchange.  The Management Units are exchangeable for Common Units on a 1 to 1 basis at the option of the holder.  The vesting schedule of the Management Units varies from that of the Company’s B Units for which they were exchanged.  Management Units of 953,400 were vested immediately upon their exchange and the remaining 408,600 Management Units vest over a three year period with 136,200 Management Units becoming vested on each May 4, of 2007, 2008 and 2009.

As a result of the exchange, Buckeye GP Holdings anticipates recording a one-time non-cash charge of approximately $3.2 million (with an offsetting increase in equity) in the third quarter of 2006 related to the change in vesting of the Management Units compared to the vesting of the Company’s B Units.  Buckeye GP Holdings also anticipates annual charges of approximately $0.5 million per year during the three year vesting period.

Term Loan

Buckeye GP Holdings also anticipates recording a non-cash charge of approximately $1.5 million in the third quarter of 2006 related to the write-off of deferred financing costs associated with the repayment of all amounts outstanding under the Company’s Term Loan on August 9, 2006.

Merger of MainLine Sub LLC

On August 18, 2006, MainLine Sub LLC, a wholly owned subsidiary of the Company and the parent company of Buckeye GP, was merged with and into the Company.  The Company succeeded to all of the assets and liabilities of MainLine Sub LLC pursuant to the merger.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

As of June 30, 2006, MainLine L.P. (the “Company”) owned and controlled Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded Delaware master limited partnership.  On August 9, 2006, the pre-IPO owners of the Company contributed all of their equity interests in the Company to Buckeye GP Holdings L.P. (“Buckeye GP Holdings”).  This contribution was accounted for as a transfer of assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The financial information for the Company is included in this report because it is the predecessor to Buckeye GP Holdings.

On August 9, 2006, Buckeye GP Holdings sold 10.5 million common units in an underwritten initial public offering (“IPO”), the net proceeds of which were approximately $167.4 million.  Buckeye GP Holdings used the net proceeds from the IPO, along with cash on hand, to repay all outstanding indebtedness under a Senior Secured Credit Facility with a consortium of financial institutions arranged by Goldman Sachs Credit Partners (the “Term Loan”) and to make distributions to its pre-IPO equity owners.  The common units sold in the IPO represent approximately 37.1% of the outstanding equity of Buckeye GP Holdings, which includes common units and management units.

Coincident with the IPO, the equity interests of the Company and ownership of the Company’s general partner, were exchanged for the equity interests of Buckeye GP Holdings.  The 149,950,000 A Units of the Company were exchanged for 16,438,000 Common Units. The 16,216,668 B Units were exchanged for 1,362,000 Management Units. The Management Units are exchangeable for Common Units on a 1 to 1 basis at the option of the holder.  The vesting schedule of the Management Units varies from that of the Company’s B Units for which they were exchanged.  Management Units of 953,400 were vested immediately upon their exchange, and the remaining 408,600 Management Units vest over a three year period with 136,200 Management Units becoming vested each May 4 of 2007, 2008 and 2009.

As a result of the exchange, Buckeye GP Holdings anticipates recording a one-time non-cash charge of approximately $3.2 million (with an offsetting increase in equity) in the third quarter of 2006 related to the change in vesting of the Management Units compared to the vesting of the Company’s B Units.  Buckeye GP Holdings also anticipates annual charges of approximately $0.5 million per year during the three year vesting period.

Buckeye GP Holdings also anticipates recording a non-cash charge of approximately $1.5 million in the third quarter of 2006 related to the write-off of deferred financing costs associated with the repayment of all amounts outstanding under the Company’s Term Loan on August 9, 2006.

Overview of Buckeye

        Buckeye is a master limited partnership which operates through subsidiary entities (the “Operating Subsidiaries”) in the transportation, terminalling and storage of refined petroleum products on a fee basis through facilities owned and operated by Buckeye.  Buckeye also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

In May 2005, Buckeye acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States from affiliates of ExxonMobil Corporation (the “Northeast Pipelines and Terminals”) for approximately $175.0 million.  In December 2005, Buckeye acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million.  On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell for $13.0 million.  On January 31, 2006, Buckeye acquired a natural gas liquids pipeline (the “NGL Pipeline”) with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.  The acquired assets have been included in Buckeye’s operations from their dates of acquisition.  The asset acquisitions completed in 2005 and 2006 added $6.1 million of revenue in the three months ended June 30, 2006 and $13.9 million of revenue in the six months ended June 30, 2006.

The following discussion provides an analysis of the results for each of the Company’s operating segments, an overview of its liquidity and capital resources and other items related to the Company, Buckeye and Services Company.  The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) the Company’s consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Buckeye GP Holdings registration statement on Form S-1, as amended (Registration No. 333-133433) and as filed with the Securities and Exchange Commission on July 25,  2006.

Buckeye’s business comprises three operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.  The business of each operating segment is:

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  As of June 30, 2006, this segment owned and operated approximately 5,350 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of the NGL Pipeline.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 active terminals with the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of interests in two petrochemical pipelines.

Results of Operations

Summary operating results for the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Revenue	$111,495	$101,916	$217,240	$197,805
Costs and expenses	70,122	63,243	136,402	123,004
Operating income	41,373	38,673	80,838	74,801
Other income (expenses)	(15,909)	(13,762)	(31,318)	(26,704)
Income before equity income and non-controlling interest	25,464	24,911	49,520	48,097
Equity income	1,415	1,225	2,795	2,465
Non-controlling interest expense	(24,892)	(24,217)	(48,089)	(47,415)
Net income	$1,987	$1,919	$4,226	$3,147

Revenues and operating income by operating segment for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Revenues:
Pipeline Operations	$86,538	$74,102
Terminalling and Storage	18,441	15,008
Other Operations	6,516	12,806
Total	$111,495	$101,916

Operating income:
Pipeline Operations	$34,933	$30,594
Terminalling and Storage	4,965	5,289
Other Operations	1,475	2,790
Total	$41,373	$38,673

Second Quarter

Total revenues for the quarter ended June 30, 2006 were $111.5 million, $9.6 million or 9.4% greater than revenue of $101.9 million in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $86.5 million for the quarter ended June 30, 2006 compared to $74.1 million for the quarter ended June 30, 2005. The net increase in revenue from Pipeline Operations of $12.4 million was primarily the result of:

•                  a $2.2 million revenue increase in Buckeye Pipe Line Transportation LLC (“BPL Transportation”), a Buckeye subsidiary that acquired the refined petroleum products pipeline system from ExxonMobil on  May 5, 2005;

•                  a $2.8 million revenue increase in Buckeye NGL Pipe Lines LLC (“Buckeye NGL”), a Buckeye subsidiary that acquired the NGL Pipeline on January 31, 2006;

•                  an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.8% effective May 1, 2006, an increase in index-based interstate tariff rates of approximately 3.6% effective July 1, 2005, and an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.3% effective May 1, 2005;

•                  a 0.1%, or $0.1 million, decrease, net of BPL Transportation revenue, in gasoline transportation revenue on a 2.6% decrease in gasoline volumes delivered;

•                  a 11.2%, or $1.4 million, increase, net of BPL Transportation revenue, in jet fuel transportation revenue on a 7.0% increase in jet fuel volumes delivered;

•                  a 0.5%, or $0.1 million increase, net of BPL Transportation revenue, in distillate transportation revenue on a 3.2% decrease in distillate volumes delivered;

•                  an increase in liquefied petroleum gas (“LPG”) and other product transportation revenue of $0.5 million as a result of higher tariffs and an increase in volumes delivered;

•                  a $1.4 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac Pipelines — Reno LLC (“WesPac — Reno”), an indirect subsidiary of Buckeye;

•                  a $2.0 million increase in other revenues principally resulting from a newly constructed terminal to serve Federal Express at the Memphis International Airport;

•                  a $0.8 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract;

•                  a $0.3 million increase in miscellaneous rental revenue; and

•                  a $0.2 million increase in transportation settlement revenue, representing primarily the settlement of overages and shortages on product deliveries.

Product deliveries for each of the quarters ended June 30, 2006 and 2005, including BPL Transportation product deliveries were as follows:

	Barrels per Day
	Three Months Ended June 30,
Product	2006	2005
Gasoline	734,200	736,500
Distillate	281,700	288,700
Jet Fuel	359,200	330,700
LPG’s	33,800	24,000
NGL’s	21,900	—
Other	10,500	7,000
Total	1,441,300	1,386,900

In the second quarter of 2006, certain of Buckeye’s Operating Subsidiaries filed pipeline tariffs reflecting on average increased rates of approximately 6.1%.  These tariff rate increases are expected to generate approximately $17 million in additional revenue on an annual basis.  Buckeye also filed with the Federal Energy Regulatory Commission, effective June 1, 2006, a tariff rate surcharge to recover anticipated capital and operating costs associated with the pipeline transportation of ultra low sulfur diesel fuel.  The tariff rate surcharge is expected to generate approximately $3 million in additional revenue on an annual basis.  The tariff rate surcharge is designed to permit Buckeye to recover, over time, its capital investment (and a reasonable rate of return thereon) and its operating costs related to infrastructure improvements in connection with the transportation of ultra low sulfur diesel fuel. Tariff rate increases were not filed in connection with certain of Buckeye’s pipelines regulated by state regulatory agencies which represent less than 8% of Buckeye’s pipeline volumes.

Terminalling and Storage:

Terminalling and Storage revenues of $18.4 million for the quarter ended June 30, 2006 increased by $3.4 million from the comparable quarter in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $1.9 million for the quarter ended June 30, 2006 compared to the comparable period in 2005.  The increase is related to periods which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by Buckeye were $15.9 million for the quarter ended June 30, 2006, an increase of $1.6 million from the second quarter of 2005, which is principally related to an increase in terminal throughput volumes.

Average daily throughput for the refined products terminals for quarters ended June 30 was as follows:

	Quarter Ended June 30,
	2006	2005
Refined products throughput (bpd)	514,700	433,200

Other Operations:

Revenue from other operations of $6.5 million for the quarter ended June 30, 2006 decreased by $6.3 million from the comparable period in 2005 primarily as a result of the absence of a large construction contract which provided approximately $6.5 million of revenue in the second quarter of 2005.

Operating Expenses:

Costs and expenses for the three months ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Payroll and payroll benefits	$21,186	$20,703
Depreciation and amortization	10,018	8,067
Operating power	7,047	5,959
Outside services	7,643	5,264
Property and other taxes	4,093	4,217
Construction management	1,424	5,058
All other	18,711	13,975
Total	$70,122	$63,243

Payroll and payroll benefits were $21.2 million in the second quarter of 2006, an increase of $0.5 million compared to the second quarter of 2005.  Of this increase, approximately $0.6 million is related to employees hired as a result of acquisitions that occurred during the previous twelve months.  Increases in salaries and wages of $1.3 million resulted from an increase in the number of employees and overtime pay due to Buckeye’s expanded operations and higher wage rates.  These increases were partially offset by an increase in capitalized payroll of $0.7 million resulting from increased charges to capital projects by internal personnel, as well as, a reduction in unit-based compensation of $0.7 million.  The reduction in unit-based compensation resulted from the adoption of Statement of Financial Accounting Standards No. 123R effective January 1, 2006.  (See Note 7 in the Company’s Condensed Consolidated Financial Statements for further details).

Depreciation and amortization expense was $10.0 million in the second quarter of 2006, an increase of $1.9 million from the second quarter of 2005.  Depreciation related to recent acquisitions was $0.7 million.  The remaining increase resulted from Buckeye placing assets into service during 2006.

Operating power costs were $7.0 million in the three months ended June 30, 2006, an increase of $1.1 million from the same period in 2005.  Of this increase, $0.6 million is related to recent acquisitions.  The remainder of the increase is due to additional pipeline volumes in Buckeye’s pipeline operations.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $2.4 million from $5.3 million in the second quarter of 2005 to $7.6 million in the second quarter of 2006.  Outside services costs related to acquisitions that occurred during the previous twelve months added $0.2 million of outside services costs.  Buckeye incurred an additional $0.7 million for pipeline inspection and maintenance costs related to an operating service contract.  Buckeye also incurred additional expense of $0.3 million for public awareness programs.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the second quarter of 2006.  Outside services costs consist principally of third-party contract services for maintenance activities.

Property and other taxes decreased by $0.1 million from $4.2 million in the second quarter of 2005 to $4.1 million for the same period in 2006.  Buckeye was reimbursed $0.9 million in 2006 for certain property taxes under an operating service agreement.  This decrease was partially offset by an increase of $0.3 million related to recent acquisitions and $0.5 million related to higher real property assessments over the same period in 2005.

Construction management costs were $1.4 million in the second quarter of 2006, which is a decrease of $3.6 million from the second quarter of 2005.  The decrease is principally a result from the absence of a large construction project that was completed in the second quarter 2005.

All other costs were $18.7 million in the three months ended June 30, 2006, an increase of $4.7 million compared to $14.0 million in the same period in 2005.  The increase reflects $1.3 million of costs associated with fuel purchases by WesPac – Reno related to a product-supply arrangement.  Other costs related to recent acquisitions were $0.4 million.  The Company also experienced an increase in professional fees of $1.6 million in connection with Buckeye GP Holdings’ initial public offering.  These increases were partially offset by a decrease in casualty losses of $0.7 million.  The remainder of the increase is due to increases in various other costs resulting from Buckeye’s expanded operations.

Costs and expenses by segment for the quarters ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses by Segment
	2006	2005
	(In thousands)

Pipeline Operations	$51,605	$43,508
Terminalling and Storage	13,476	9,719
Other Operations	5,041	10,016
Total	$70,122	$63,243

Other income (expense) for the three months ended June 30, 2006 and 2005 was as follows:

	Other Income
	2006	2005
	(In thousands)

Investment income	$302	$193
Interest and debt expense	(16,211)	(13,955)
Total	$(15,909)	$(13,762)

Equity income	$1,415	$1,225

Other income (expense) was a net expense of $15.9 million in the second quarter of 2006, compared to a net expense of $13.8 million during the same period in 2005.  Investment income for the three months ended June 30, 2006 was consistent with investment income generated during the three months ended June 30, 2005.

Interest expense was $16.2 million in the three months ended June 30, 2006, an increase of $2.2 million from $14.0 million in the three months ended June 30, 2005.  Buckeye incurred approximately $1.6 million in interest related to its 5.125% Notes due 2017, which were issued in June 2005.  The remainder of the increase is due to higher average balances outstanding and higher interest rates on Buckeye’s 5-year revolving credit facility.

Equity income in the second quarter of 2006 of $1.4 million was consistent with equity income generated in the second quarter of 2005.

Six Months

Revenues for the six months ended June 30, 2006 and 2005 were as follows:

	Revenues
	2006	2005
	(In thousands)

Pipeline Operations	$168,405	$147,374
Terminalling and Storage	36,609	32,147
Other Operations	12,226	18,284
Total	$217,240	$197,805

Total revenue for the six months ended June 30, 2006 was $217.2 million, $19.4 million, or 9.8%, greater than revenue of $197.8 million for the same period in 2005.

Pipeline Operations:

  Revenue from Pipeline Operations was $168.4 million for the six months ended June 30, 2006 compared to $147.4 million for the six months ended June 30, 2005. The net increase of $21.0 million in Pipeline Operations revenue was primarily the result of:

•                  a $6.9 million revenue increase in BPL Transportation, a Buckeye subsidiary that acquired the refined petroleum products pipeline system from ExxonMobil on May 5, 2005;

•                  a $4.6 million revenue increase in Buckeye NGL, a Buckeye subsidiary that acquired the NGL Pipeline on January 31, 2006;

•                  an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.8% effective May 1, 2006, an increase in index-based interstate tariff rates of approximately 3.6% effective July 1, 2005, and an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.3% effective May 1, 2005;

•                  a 0.2% decrease, or $0.2 million, net of BPL Transportation, in gasoline transportation revenue on a 2.8% decrease in gasoline volumes delivered;

•                  a 11.0% increase, or $2.6 million, net of BPL Transportation, in jet fuel transportation revenue on a 6.3% increase in jet fuel volumes delivered;

•                  a 3.4% increase, or $1.2 million, net of BPL Transportation, in distillate transportation revenue on a 0.3% increase in distillate volumes delivered;

•                  an increase in LPG transportation revenue of $0.9 million as a result of higher tariffs and an increase in volumes delivered;

•                  a $2.5 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac–Reno;

•                  a $2.7 million increase in other revenues principally resulting from a newly constructed terminal serving Federal Express at Memphis International Airport;

•                  a $1.1 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract;

•                  a $1.2 million increase in miscellaneous rental revenue; and

•                  a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $3.3 million.

Product deliveries for the six months ended June 30, 2006 and 2005, including Buckeye NGL and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Six Months Ended June 30,
Product	2006	2005
Gasoline	712,800	700,200
Distillate	324,200	315,000
Jet Fuel	345,900	314,700
LPG’s	23,800	18,000
NGL’s	17,800	—
Other	10,500	6,300
Total	1,435,000	1,354,200

Terminalling and Storage:

Terminalling and Storage revenues of $36.6 million for the six months ended June 30, 2006 increased by $4.5 million from the comparable period in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $4.2 million for six months ended June 30, 2006 compared to the comparable period in 2005. The increase is related to periods which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by Buckeye were $31.7 million for the six months ended June 30, 2006, an increase of $0.3 million from the first six months of 2005.

Average daily throughput for the refined products terminals for six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30,
	2006	2005
Refined products throughput (bpd)	484,200	408,000

Other Operations:

Other Operations revenues of $12.2 million for the six months ended June 30, 2006 declined by $6.1 million from the comparable period in 2005 primarily as a result of the absence of a large construction project which provided approximately $6.8 million of revenue in the first six months of 2005.

Operating Expenses:

Costs and expenses for the six month periods ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)

Payroll and payroll benefits	$42,510	$42,030
Depreciation and amortization	19,122	15,498
Operating power	14,137	12,038
Outside services	12,235	9,463
Property and other taxes	9,199	8,200
Construction management	1,986	5,356
All other	37,213	30,419
Total	$136,402	$123,004

Payroll and payroll benefits were $42.5 million for the six months ended June 30, 2006 an increase of $0.5 million compared to the comparable period in 2005.  Of this increase, approximately $1.5 million is related to employees added as a result of recent acquisitions.  Increases in salaries and wages of $2.5 million resulted from an increase in the number of employees and overtime pay due to Buckeye’s expanded operations and higher wage rates.  Buckeye also experienced an increase in benefit costs of $0.3 million.  These increases were partially offset by an increase of capitalized payroll of $1.4 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay.  Buckeye incurred expense of $0.6 million for severance pay in 2005 which did not occur during 2006.  The Company also experienced a decrease in unit-based compensation expense of $2.0 million resulting from the adoption of Statement of Financial Accounting Standards No. 123R effective January 1, 2006.  (See Note 7 in the Company’s condensed consolidated financial statements for further details).

Depreciation and amortization expense was $19.1 million for the six months ended June 30, 2006, an increase of $3.6 million from the comparable period of 2005.  Depreciation related to recent acquisitions was $1.9 million.  The remaining increase resulted from Buckeye placing assets into service during 2006.

Operating power costs of $14.1 million in the first six months of 2006 were $2.1 million higher than the same period in 2005. Recent acquisitions added $1.5 million. The remainder of the increase is due to additional pipeline volumes in Buckeye’s pipeline operations.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs were $12.2 million in the first six months of 2006, or $2.8 million greater than the same period in 2005. Outside services costs related to recent acquisitions were $0.4 million.  Buckeye incurred an additional $0.9 million for pipeline inspection and maintenance costs related to an operating service contract.  Buckeye also incurred additional expense of $0.3 million for public awareness programs.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first half of 2006.

Property and other taxes increased by $1.0 million from $8.2 million in the second quarter of 2005 to $9.2 million for the same period in 2006.  Of this increase, $0.9 million related to recent acquisitions.  This increase was offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement.  The remainder of the increase is due to higher real property assessments over the same period in 2005.

Construction management costs were $2.0 million in the six months ended June 30, 2006, which is a decrease of $3.4 million from the same period in 2005.  The decrease is a result of the absence of a significant construction contract that was completed in 2005.

All other costs were $37.2 million, an increase of $6.8 million, in the first six months of 2006 compared to the first six months of 2005. The increase reflects $2.6 million of costs associated with fuel purchases by WesPac – Reno related to a product-supply arrangement.  Other costs related to recent acquisitions were $1.3 million.  The Company also experienced an increase in professional fees of $2.5 million which is primarily due to the Buckeye GP Holdings initial public offering.  These increases were partially offset by a decrease in casualty losses of $1.7 million.  The remainder of the increases related to various other pipeline operating costs resulting from Buckeye’s expanded operations.

Costs and expenses by segment for the six months ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses by Segment
	2006	2005
	(In thousands)

Pipeline Operations	$102,739	$88,960
Terminalling and Storage	24,132	19,109
Other Operations	9,531	14,935
Total	$136,402	$123,004

Other income (expense) for the six month periods ended June 30, 2006 and 2005 was as follows:

	Other Income (Expenses)
	2006	2005
	(In thousands)

Investment income	$622	$348
Interest and debt expense	(31,940)	(27,052)
Total	$(31,318)	$(26,704)

Equity income	$2,795	$2,465

Other income (expense) was a net expense of $31.3 million during the six months ended June 30, 2006, compared to a net expense of $26.7 million during the same period in 2005.  Investment income for the six months ended June 30, 2006 was consistent with investment income generated during the six months ended June 30, 2005.

Interest expense was $31.9 million in the six months ended June 30, 2006, an increase of $4.9 million from $27.1 million in the six months ended June 30, 2005.  Buckeye incurred approximately $3.2 million in interest related to the 5.125% Notes due 2017, which were issued in June 2005.  The balance of the increase in interest expense resulted from higher average balances outstanding and interest rates on Buckeye’s 5-year revolving credit facility.

Equity income increased by $0.3 million from the six months ended June 30, 2005 to $2.8 million for the six months ended June 30, 2006.  The increase is a result of equity income earned from Buckeye’s approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

LIQUIDITY AND CAPITAL RESOURCES

Apart from Buckeye’s capital requirements, the Company’s only capital requirement is its debt service which is described below. Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and Buckeye’s debt service requirements.

The Company’s only cash-generating asset is its ownership interest in Buckeye’s general partner, which owns (i) general partner units, or GP Units in Buckeye, (ii) the incentive distribution rights in Buckeye, and (iii) an approximate one percent general partner interest in each of Buckeye’s subsidiary operating partnerships.  The Company’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution will depend primarily on its ability to generate cash beyond its working capital requirements. Buckeye’s primary future sources of liquidity are operating cash flow, proceeds from borrowings under its credit facility and proceeds from the issuance of LP units.

Debt

The Company

As of June 30, 2006, the Company was party to a Senior Secured Credit Facility with a consortium of financial institutions arranged by Goldman Sachs Credit Partners under which the Company had $169.0 million outstanding.  Borrowings under the Term Loan bore interest under one of two rate options selected by the Company equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) the prime interest rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin, which was 2.375% at June 30, 2006, was determined based upon an interest coverage ratio defined in the loan agreement.  At June 30, 2006, the interest rate under the Term Loan was approximately 7.81%.

The Term Loan also contained a requirement that the Company maintain an interest expense reserve account in the amount of the anticipated interest payments for the next two quarterly periods, although failure to maintain such a balance was not an event of default under the Term Loan. At June 30, 2006, the amount on deposit in the interest expense reserve account was $5.7 million, compared to estimated interest in the next two quarters of $6.6 million.

All amounts outstanding under the Term Loan were repaid with the proceeds of the Buckeye GP Holdings initial public offering, together with cash on hand, on August 9, 2006.

On August 9, 2006, Buckeye GP Holdings entered into a five-year $10 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “Credit Agreement”).  The credit facility may be used for working capital and other partnership purposes.  Buckeye GP Holdings has pledged all of the limited liability company interests in Buckeye GP LLC to SunTrust Bank as security for its obligations under the Credit Agreement.

The Credit Agreement permits Buckeye GP Holdings to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest under one of two rate options, selected by Buckeye GP Holdings, equal to either:

•                  the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•                  LIBOR, plus a margin which can range from 0.40% to 1.40%, based upon the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye.

Buckeye GP Holdings’ ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.

The Credit Agreement defines “Restricted Subsidiaries” of Buckeye GP Holdings as Buckeye GP Holdings, and certain of its wholly owned subsidiaries.

The Credit Agreement requires Buckeye GP Holdings to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires Buckeye GP Holdings to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of Buckeye GP Holdings and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by Buckeye GP Holdings and its Restricted Subsidiaries from Buckeye, plus all other cash received by Buckeye GP Holdings and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires Buckeye GP Holdings to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of Buckeye GP Holdings and all of its subsidiaries to the consolidated EBITDA, as defined in the Credit Agreement, of Buckeye GP Holdings and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The Credit Agreement prohibits Buckeye GP Holdings from declaring dividends or distributions if any default or event of default, as defined in the Credit Agreement, has occurred or would result from such a declaration. In addition, the Credit Agreement contains covenants and provisions requiring Buckeye GP Holdings to adhere to certain covenants and limiting the ability of Buckeye GP Holdings and its Restricted Subsidiaries to, among other things:

•                  incur or guarantee indebtedness;

•                  make certain negative pledges and grant certain liens;

•                  make certain loans, acquisitions and investments;

•                  make any material changes to the nature of Buckeye GP Holdings’ or Restricted Subsidiaries’ business; or

•                  enter into a merger, consolidation or sale of assets.

If an event of default exists under the Credit Agreement, the lender will be able to terminate the Credit Agreement and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies.  The following are some of the events which would constitute an event of default under the Credit Agreement:

•                  failure to pay any principal, interest, fees, expenses or other amounts when due;

•                  failure of any representation or warranty to be true and correct in any material respect;

•                  failure to perform or otherwise comply with the covenants in the Credit Agreement or other loan documents, subject to certain grace periods;

•                  default by Buckeye GP Holdings or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by Buckeye or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•                  bankruptcy or insolvency events involving Buckeye GP Holdings;

•                  the entry against Buckeye GP Holdings of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•                  a change in control of Buckeye GP Holdings (as such term is defined in the Credit Agreement);

•                  the invalidity or unenforceability of any material provision in the Credit Agreement or related documents; and

•                  the occurrence of certain events with respect to employee benefit plans subject to ERISA.

Services Company

Services Company’s debt consists of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP units owned by Services Company returns to an amount which exceeds the 125% minimum. At June 30, 2006, the value of Buckeye’s LP units owned by Services Company exceeded the 125% requirement.

Buckeye

Buckeye has a $400 million 5-year revolving credit facility (“Buckeye’s Credit Facility”) with a syndicate of banks led by SunTrust Bank. Buckeye’s Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. Borrowings under Buckeye’s Credit Facility are guaranteed by certain of Buckeye’s subsidiaries. Buckeye’s Credit Facility matures on August 6, 2009. The weighted average interest rate on amounts outstanding under Buckeye’s Credit Facility at June 30, 2006 was 5.8%.

Borrowings under Buckeye’s Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) LIBOR plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which Buckeye’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At June 30, 2006 and December 31, 2005, Buckeye had $112.0 million and $50 million outstanding under Buckeye’s Credit Facility, respectively, and had committed $1.7 million and $1.3 million in support of letters of credit, respectively.

Buckeye’s Credit Facility contains covenants and provisions that:

•                  Restrict Buckeye and certain of its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•                  Prohibit Buckeye and certain of its subsidiaries from creating or incurring certain liens on their property;

•                  Prohibit Buckeye and certain of its subsidiaries from disposing of property material to their operations; and

•                  Limit consolidations, mergers and asset transfers by Buckeye and certain of its subsidiaries.

Buckeye’s Credit Facility requires that Buckeye and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”. The Funded Debt Ratio equals the ratio of the long-term debt of Buckeye and certain of its subsidiaries (including the current portion, if any) to “Adjusted EBITDA”, which is defined in Buckeye’s Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At June 30, 2006, Buckeye’s Funded Debt Ratio was 4.48 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of Buckeye’s assets.  Buckeye is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter. As of June 30, 2006, Buckeye’s Fixed Charge Coverage Ratio was 2.70 to 1.00.

At June 30, 2006, Buckeye had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes.  See Note 4 to the condensed consolidated financial statements for a further discussion.

Covenants. The Company and its subsidiaries, Services Company, Buckeye and its Operating Subsidiaries were in compliance with the various covenants of the debt agreements at June 30, 2006.

Derivative Instruments. At June 30, 2006, the Company had three derivative instruments outstanding related to the Company’s Term Loan. The Term Loan replaced the Company’s $100,000,000 Senior Secured Credit Facility (the “Prior Term Loan”) which was entered into on May 4, 2004. Proceeds from the Term Loan were used to refund the amounts outstanding under the Prior Term Loan. In accordance with requirements under the Prior Term Loan, the Company purchased an interest rate cap from Goldman Sachs Capital Markets, L.P. on a notional amount of $50 million for $375,000. Under the interest rate cap, if the variable interest rate the Company paid on the Prior Term Loan exceeded 5.0%, Goldman Sachs would pay the Company the difference between the variable rate in effect on the $50 million notional amount and the capped rate. The Company did not designate the interest rate cap as a cash flow hedge and, accordingly, changes in value of the cap have been reflected in income. The Company did not terminate the interest rate cap when the Prior Term Loan was repaid on December 22, 2004.

In accordance with requirements under the Term Loan, the Company entered into two interest rate swap agreements with Goldman Sachs Capital Markets L.P. The Company designated these transactions as hedges of the Company’s cash flow risk associated with the Term Loan. The first agreement, which terminated on December 22, 2005, was for a notional amount of $172.8 million and called for the Company to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.029%. The interest rate swap was effective December 22, 2004, the date of closing of the Term Loan and terminated on December 22, 2005. The three-month LIBOR reset on dates that coincided with the reset dates for the variable interest rate of the Term Loan. The second agreement is for a notional amount of $86 million and calls for the Company to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.853%. The agreement became effective on December 22, 2005 and will terminate December 22, 2007. During 2005, the Company entered into another interest rate swap agreement. This agreement is for a notional amount of $12 million and calls for the Company to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 4.54%.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2006 and 2005 were as follows:

	Cash Flows from Operations
	2006	2005
	(In thousands)
Net income	$4,226	$3,147
Value of ESOP shares released	2,073	2,546
Depreciation and amortization	19,122	15,498
Non-controlling interests	48,089	47,415
Changes in current assets and liabilities	(5,651)	(16,958)
Changes in other assets and liabilities	2,251	4,316
Other	636	1,158
Total	$70,746	$57,122

Cash flows from operations were $70.7 million for the first six months of 2006, an increase of $13.6 million over the first six months of 2005.  Net income was $4.2 million for the first six months of 2006 and $3.1 million for the same period of 2005, an increase of $1.1 million.  Depreciation and amortization was $19.1 million for 2006 compared to $15.5 million during the same period in 2005.  The increase principally resulted from recent acquisitions and an increase in assets placed into service during the first six months of 2006.  Cash used by working capital was $5.7 million compared to cash used by working capital of $17.0 million in 2005.

During the six months ended June 30, 2006, cash used for working capital resulted from increases in trade receivables of $1.1 million, construction and pipeline relocation receivables of $2.4 million and prepaid and other current assets of $12.4 million and a decrease in accounts payable of $4.1 million.  The decreases in cash were partially offset by an increase in accrued and other current liabilities of $14.7 million.  The increase in trade receivables is partly due to activity at Buckeye NGL which commenced operations in January 2006.  The increase in construction and pipeline relocations receivables is due to an increase in relocation project activity.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on a 29-mile ammonia pipeline acquired in November 2005.  The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005.  The increase in accrued and other current liabilities is due to activity on the 29-mile ammonia pipeline as well as an increase in amounts accrued by Buckeye for environmental liabilities.

In 2005, cash used for working capital resulted principally from reductions in accounts payable of $5.2 million and other current liabilities of $1.5 million as well as an increase in trade receivables and construction and pipeline relocation receivables of $11.6 million and $0.5 million, respectively, partially offset by a reduction in prepaid and other current assets of $2.5 million.  The decrease in accounts payable resulted principally from the timing of invoice payments at year-end 2004 as well as lower maintenance and outside service activities at the end of the second quarter compared to year-end.  A reduction in accrued and other current liabilities resulted from a decline in interest payable and declines in accruals for capital expenditures and other operating expenses.  The increase in trade receivables resulted principally from the timing of billings related to terminals operations.  The reduction in prepaid and other current assets resulted principally from the collection of insurance receivables in the first half of the year.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 are as follows:

	Investing Activities
	For the Six Months Ended June 30,
	2006	2005
	(In thousands)
Capital expenditures	$(44,028)	$(36,586)
Investments and acquisitions	(92,790)	(178,854)
Other	(751)	(2,887)
Total	$(137,569)	$(218,327)

In the six months ended June 30, 2006, Buckeye expended $92.8 million related to acquisitions, including $79.l million related to Buckeye NGL, $12.5 million related to the acquisition of a Niles, Michigan terminal and approximately $1 million for miscellaneous asset acquisitions.  In the six months ended June 30, 2005, Buckeye spent approximately $178.9 million related to acquisitions, of which $176.3 million related to the acquisition of the Northeast Pipelines and Terminals and the remainder related to the purchase of the remaining 25% interest in WesPac Pipelines – Reno LLC, an indirect subsidiary of Buckeye, from Kealine Partners for $2.5 million.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Six Months Ended June 30,
	2006	2005
	(In thousands)
Sustaining capital expenditures	$11,325	$5,023
Expansion and cost reduction	32,703	31,563
Total	$44,028	$36,586

The Company incurred $11.3 million of sustaining capital expenditures and $32.7 million of expansion and cost reduction expenditures in the first six months of 2006.  Expansion projects at Buckeye in 2006 include the completion of an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and a capacity expansion in Illinois to handle additional LPG volumes.  Other expansion projects underway in 2006 include various ethanol-blending and butane-blending projects at terminals owned by Buckeye, and an expansion of the recently completed pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.  The Memphis International Airport project is owned by WesPac Pipelines – Memphis LLC, a 75%-owned subsidiary of Buckeye.

In the six months ended June 30, 2005, $5.0 million represented sustaining capital expenditures and $31.6 million represented expansion and cost reduction projects. Expansion and cost reduction projects in 2005 included the completion of a pipeline capacity expansion project in Pennsylvania and expenditures for the pipeline and terminal serving the Memphis International Airport.

Buckeye estimates its sustaining capital expenditures will be approximately $30 million for all of 2006.

Cash Flows from Financing Activities

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses were approximately $64.1 million, and were used to reduce amounts outstanding under Buckeye’s Credit Facility.

During the first six months of 2006, the Company repaid approximately $4.3 million on its Term Loan.  Payments on the ESOP Notes were $3.2 million for the six months ended June 30, 2006.  Buckeye borrowed $127 million under its Credit Facility and repaid $65 million, principally from the proceeds of the LP Unit offering during the first half of the year.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $57.9 million in the first six months of 2006 compared to $49.5 million in the six months of 2005.  The increase resulted principally from additional LP Units outstanding as a result of Buckeye’s issuance of 2.5 million LP Units in May 2005, the issuance of 1.5 million LP Units in March 2006 and increases in the per-unit distribution amount.

OTHER MATTERS

Accounting Pronouncements

There were no new accounting pronouncements issued in the three months ended June 30, 2006 that would have a material impact on the financial statements of the Company.

Forward Looking Statements

Some of the information in this report may contain forward-looking statements. All statements other than statements of historical fact are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words although some forward-looking statements are expressed differently. These statements discuss plans, strategies, events or developments that Buckeye GP Holdings expects or anticipates will or may occur in the future. Specific factors could cause Buckeye GP Holdings’ actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:

•                  Buckeye GP Holdings’ ability to pay distributions to its unitholders;

•                  Buckeye GP Holdings’ expected receipt of distributions and incentive distributions from Buckeye;

•                  anticipated trends in Buckeye’s business;

•                  price trends and overall demand for petroleum products in the United States in general and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands);

•                  changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of  Buckeye’s tariff rates;

•                  liability for environmental claims;

•                  security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by acts of war or terrorism;

•                  unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets;

•                  availability and cost of insurance on Buckeye’s assets and operations;

•                  Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations;

•                  expansion in the operations of  Buckeye’s competitors;

•                  Buckeye’s ability to integrate any acquired operations into its existing operations;

•                  shut-downs or cutbacks at major refineries that use Buckeye’s services;

•                  deterioration in Buckeye’s labor relations;

•                  changes in real property tax assessments;

•                  disruptions to the air travel system;

•                  interest rate fluctuations and other capital market conditions;

•                  Buckeye GP Holdings’ future results of operations;

•                  Buckeye GP Holdings’ liquidity and ability to finance its activities;

•                  market conditions in Buckeye’s industry;

•                  conflicts of interest between Buckeye, its general partner and Buckeye GP Holdings;

•                  the treatment of Buckeye or Buckeye GP Holdings as a corporation for federal income tax purposes or if Buckeye GP Holdings or Buckeye become subject to entity-level taxation for state tax purposes; and

•                  the impact of governmental legislation and regulation on Buckeye GP Holdings and Buckeye.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. Buckeye GP Holdings believes that it has chosen these assumptions or bases in good faith and that they are reasonable. However, you are cautioned that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Buckeye GP Holdings registration statement on Form S-1, as amended (Registration No. 333-133433) as filed with the Securities and Exchange Commission, including those described in the “Risk Factors” section of the registration statement. Buckeye GP Holdings will not update these statements unless the securities laws require it to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk — Trading Instruments

Currently the Company does not engage in hedging activity with respect to trading instruments.

Market Risk – Other than Trading Instruments

Buckeye and Buckeye GP Holdings are exposed to risk resulting from changes in interest rates.  Neither company has significant commodity or foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes), and Buckeye and Buckeye GP Holdings are exposed to, cash flow risk with respect to their variable rate obligations (Buckeye’s Credit Facility, Buckeye GP Holdings’ Credit Agreement and, formerly the Company’s Term Loan).  Fair value risk represents the risk that the value of the fixed portion of a company’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to Buckeye’s Credit Facility, Buckeye GP Holdings Credit Agreement and, formerly the Company’s Term Loan will rise or fall depending on changes in interest rates.

At June 30, 2006, Buckeye had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes. Services Company had fixed debt obligations of approximately $30.4 million at June 30, 2006 of its 3.60% ESOP Notes.  The fair value of these obligations at June 30, 2006 was approximately $816 million. A 1% increase in rates for obligations of similar maturities would increase the fair value of these obligations by $62.6 million.  The Company’s variable debt obligation under the Company’s Term Loan was $169 million. Buckeye’s variable debt obligation under Buckeye’s Credit Facility was $112 million. Based on the balances outstanding at June 30, 2006, a 1% increase or decrease in interest rates would increase or decrease consolidated annual interest expense by $2.8 million.

In accordance with requirements under the Prior Term Loan, the Company purchased an interest rate cap from Goldman Sachs Capital Markets, L.P. on a notional amount of $50 million for $375,000.  Under the interest rate cap, if the variable interest rate the Company paid on the Prior Term Loan exceeded 5.0%, Goldman Sachs Capital Markets, L.P. would pay the Company the difference between the variable rate in effect on the $50 million notional amount and the capped rate. The Company did not designate the interest rate cap as a cash flow hedge and, accordingly, changes in value of the cap have been reflected in income. At June 30, 2006, the value of the interest rate cap was $96,000.

In accordance with requirements under the Term Loan, the Company entered into two interest rate swap agreements with Goldman Sachs Capital Markets L.P., one of which was outstanding as of June 30, 2006.  The Company designated these transactions as hedges of its cash flow risk associated with the Term Loan. The currently effective agreement is for a notional amount of $86 million and calls for the Company to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.853%. The agreement became effective on December 22, 2005 and will terminate December 22, 2007. During 2005, the Company entered into another interest rate swap agreement. This agreement is for a notional amount of $12 million and calls for us to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 4.54%.

In connection with Buckeye GP Holdings’ IPO, the two interest rate swaps noted above were liquidated and the Company’s Term Loan was repaid.  See Note 12 for a further discussion.

The fair value of the interest rate swap agreements was a non-current asset of $2.2 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively. Interest expense was reduced by $0.2million for the six months ended June 30, 2006, as a result of the interest rate swap agreements. A 1% increase or decrease in LIBOR would increase or decrease annual interest expense by $1.0 million.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—”Accounting for Derivative Instruments and Hedging Activities”, Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of its debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $59 thousand during each of the three months ended June 30, 2006 and 2005 and $118 thousand during each of the six months ended June 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap

Item 4.  Controls and Procedures

(a)             Evaluation of Disclosure Controls and Procedures.

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for the Company as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.   A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)            Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In late October 2005, Buckeye experienced a release of approximately 43,000 gallons of unleaded gasoline at its Macungie, Pennsylvania station and tank farm complex.  Buckeye has recovered a substantial portion of the released gasoline.  Buckeye is actively engaged in delineation of impacted soils and groundwater and has instituted product recovery through remediation systems.  As of June 30, 2006, Buckeye had expended approximately $4.1 million on external costs for emergency response and environmental remediation efforts.  Buckeye expects that insurance reimbursements will cover expenses in connection with environmental remediation costs in excess of $2.5 million.

Buckeye is working with the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection (“PA DEP”) in connection with the delineation of the contamination and the development of a long-term remediation plan for the site.  In the first quarter of 2006, Buckeye entered into administrative consent orders with the EPA and the PA DEP.  In connection with the administrative consent order entered into with the PA DEP, Buckeye agreed (without admitting to any violations of law) to pay a civil penalty in connection with the release in the amount of $150,000.  Buckeye is unable to estimate whether any additional penalties may be assessed by regulatory agencies in connection with the release.

Item 1A.  Risk Factors

Please carefully read the Risk Factors set forth in the Buckeye GP Holdings Registration Statement on Form S-1, as amended (Registration No. 333-133433) as filed with the Securities and Exchange Commission[], which Risk Factors are hereby incorporated by reference into this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2006, the registration statement on Form S-1 (SEC File No. 333-133433) as amended, that Buckeye GP Holdings filed with the SEC relating to its IPO became effective. The managing underwriters were Goldman, Sachs & Co., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC. Under the registration statement, Buckeye GP Holdings was offering up to 14.1 million common units with an aggregate price of up to $340,515,000.  The closing date of the IPO was August 9, 2006, and on that date Buckeye GP Holdings sold 10.5 million common units at $17.00 per common unit, or $178.5 million in the aggregate. Buckeye GP Holdings used the proceeds from the offering to:

•                  pay the underwriting discount ($9.1 million);

•                  repay a portion of the MainLine L.P. term loan ($164.2 million);

•                  replenish working capital ($0.5 million); and

•                  pay a distribution to the pre-IPO owners of MainLine L.P. ($4.6 million, which constituted a direct or indirect payment to directors and officers of MainLine Management LLC, the general partner of Buckeye GP Holdings, or their associates or holders of 10 percent or more of classes of the Company’s equity securities).

From the effective date of the registration statement to the date of this quarterly report on Form 10-Q, the amount of expenses incurred for Buckeye GP Holdings’ account in connection with the issuance and distribution of the common units for underwriting discounts and commissions, finders’ fees and expenses paid to or for underwriters is the amount specified in the first bullet point above, plus a reasonable estimate of the amount of other expenses is $1.0 million for estimated total expenses of $10.1 million.

Item 6.  Exhibits

(a)                                  Exhibits

3.1*                          First Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P.

10.1*                    Amended & Restated Contribution, Conveyance and Assumption Agreement, dated as of August 9, 2006, among the limited partners of MainLine L.P., MainLine L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC, and MainLine GP, Inc.

10.2*                    Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of August 9, 2006

10.3*                    Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006

10.4*                    Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006

10.5*                    Amended and Restated Management Agreement of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006

10.6*                    Fourth Amended and Restated Exchange Agreement, dated as of August 9, 2006

10.7*                    Amended and Restated Executive Employment Agreement, dated as of August 9, 2006

10.8*                    Credit Agreement, dated August 9, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1                           Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2                           Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

*                                         Incorporated by reference to the like-numbered Exhibit of the Buckeye GP Holdings L.P. Current Report on Form 8-K, filed with the Commission on August 14, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC
as General Partner

Date: September 15, 2006		By:	/s/ ROBERT B. WALLACE
Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)