Form 10-Q
period 2006-09-30
Buckeye GP Holdings L.P.
filed 2006-11-06
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

As of November 2, 2006, there were 26,938,000 Common Units and 1,362,000 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

BUCKEYE GP HOLDINGS L.P.
Condensed Consolidated Statements of Income
(In thousands, except per Unit amounts)
(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2006	2005		2006	2005

$116,519	$102,366	Revenue	$333,759	$300,171

		Costs and expenses:
55,451	48,920	Operating expenses	160,282	145,485
10,323	8,249	Depreciation and amortization	29,445	23,747
10,409	5,501	General and administrative expenses	22,858	16,442
76,183	62,670	Total costs and expenses	212,585	185,674

40,336	39,696	Operating income	121,174	114,497

		Other income (expenses):
317	482	Investment income	939	830
(14,940)	(14,192)	Interest and debt expense	(46,880)	(41,244)
(14,623)	(13,710)	Total other income (expenses)	(45,941)	(40,414)

25,713	25,986	Income before equity income and non-controlling interest expense	75,233	74,083
1,803	1,213	Equity income	4,598	3,678
(26,012)	(24,728)	Non-controlling interest expense	(74,101)	(72,143)

$1,504	$2,471	Net income	$5,730	$5,618
1,909		Less: Net income prior to initial public offering on August 9, 2006	6,135

$(405)		Net loss subsequent to initial public offering on August 9, 2006	$(405)

27,891		Weighted average number of units outstanding – basic and diluted	27,891
$(0.01)		Loss per unit – basic and diluted	$(0.01)

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$31,655	$28,984
Trade receivables	40,690	38,864
Construction and pipeline relocation receivables	11,796	10,571
Inventories	13,985	12,997
Prepaid and other current assets	22,765	12,325
Total current assets	120,891	103,741

Property, plant and equipment, net	1,722,096	1,587,741
Restricted cash	—	5,117
Goodwill	234,603	234,603
Other non-current assets	98,367	109,630

Total assets	$2,175,957	$2,040,832

Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt	$6,060	$7,811
Accounts payable	17,108	18,648
Accrued and other current liabilities	59,243	48,824
Total current liabilities	82,411	75,283

Long-term debt	1,002,901	1,096,849
Other non-current liabilities	78,399	76,536
Non-controlling interest	769,922	711,722

Total liabilities	1,933,633	1,960,390

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner – Common Units	7	—
Limited Partners – Common Units	234,036	—
Management Units	6,799	—
General Partner	—	7
Limited Partners – A Units	—	74,132
Limited Partners – B Units	—	3,473
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	1,482	1,316
Accumulated other comprehensive income	—	1,514
Total partners’ capital	242,324	80,442

Total liabilities and partners’ capital	$2,175,957	$2,040,832

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,730	$5,618
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charge for Management Unit expense	3,326	—
Value of ESOP shares released	3,047	3,895
Depreciation and amortization	29,445	23,747
Amortization of deferred compensation	—	2,638
Non-controlling interest	74,101	72,143
Equity earnings	(4,598)	(3,678)
Distributions from equity investments	4,460	2,428
Amortization of debt discount	38	28
Amortization of option grants	294	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(1,826)	(403)
Construction and pipeline relocation receivables	(1,225)	1,729
Inventories	(317)	25
Prepaid and other current assets	(11,323)	5,075
Accounts payable	(1,540)	(6,655)
Accrued and other current liabilities	10,291	847
Other non-current assets	1,857	224
Other non-current liabilities	1,864	1,371
Total adjustments from operating activities	107,894	103,414
Net cash provided by operating activities	113,624	109,032

Cash flows from investing activities:
Capital expenditures	(62,324)	(51,906)
Acquisitions	(93,330)	(178,813)
Net proceeds from disposal of property, plant and equipment	130	61
Release of (deposit to) restricted cash	5,117	(3,115)
Net cash used in investing activities	(150,407)	(233,773)

Cash flows from financing activities:
Net proceeds from issuance of Limited Partner- Common Units	168,509	—
Net proceeds from issuance of Buckeye Partners, L.P.units	64,092	156,101
Debt issuance costs	—	(1,282)
Proceeds from exercise of unit options	559	1,337
Proceeds from issuance of long-term debt	147,000	324,767
Payment of long-term debt	(242,737)	(283,493)
Distributions to non-controlling partners of Buckeye Partners, L.P.	(83,634)	(71,654)
Distributions to Limited Partner- common units	(14,335)	—
Net cash provided by financing activities	39,454	125,776

Net increase in cash and cash equivalents	2,671	1,035
Cash and cash equivalents at beginning of period	28,984	21,352
Cash and cash equivalents at end of period	$31,655	$22,387

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$49,818	$42,297
Capitalized interest	$1,271	$1,860
Cash paid for income taxes	$12	$1,095

Non-cash changes in assets and liabilities:
Fair value hedge accounting	$(176)	$1,396
Environmental obligations related to acquisition of Northeast Pipelines and Terminals	$—	$(2,332)

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
Consolidated Statement of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner – Common Units	Limited Partner – Common Units	Manage- ment Units	General Partner	Limited Partners A Units	Limited Partners B Units		Equity Gains on Issuance of Buckeye LP units	Accumu- lated Other Compre- hensive Income	Total
Partners’ capital at December 31, 2005	$—	$—	$—	$7	$74,132	$3,473		$1,316	$1,514	$80,442
Net income through August 8, 2006	—	—	—	—	6,135	—		—	—	6,135
Net (loss) August 9, through September 30, 2006	—	(405)	—	—	—	—		—	—	(405)
Settlement of interest rate swaps	—	—	—	—	—	—		—	(1,514)	(1,514)
Comprehensive income	—	(405)	—	—	6,135	—	-	—	(1,514)	4,216
Exchange of GP Units and Limited Partner- A and B Units for General Partner and Limited Partner- Common and Management Units	7	80,267	3,473	(7)	(80,267)	(3,473)		—	—	—
Issuance of Limited Partner – Common Units	—	168,509	—	—	—	—		—	—	168,509
Recognition of value of Management Units	—	—	3,326	—	—	—		—	—	3,326
Distributions to Limted Partner- Common Units	—	(14,335)	—	—	—	—		—	—	(14,335)
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	—	—	—	—	—	—		166	—	166
Partners’ capital at September 30, 2006	$7	$234,036	$6,799	$—	$—	$—		$1,482	$—	$242,324

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye GP Holdings L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2005 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of September 30, 2006, along with the results of the Partnership’s operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Partnership is a limited partnership organized on June 15, 2006 under the laws of the state of Delaware.  The Partnership owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 9% by certain members of Buckeye GP’s senior management and approximately 37% by the public.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of the Partnership, and is wholly owned by Carlyle/Riverstone. The Partnership’s primary business is the management of Buckeye.  The Partnership owns an approximate 2% overall general partner interest in Buckeye and its operating subsidiaries.

The Partnership’s condensed consolidated financial results include Buckeye and its operating subsidiaries and Buckeye Pipe Line Services Company, a Pennsylvania corporation (“Services Company”).  The limited partner interests in Buckeye not owned by the Partnership or Services Company are reflected as non-controlling interest expense or non-controlling interest in the condensed consolidated statements of income and balance sheets.  The differences between the financial statements of the Partnership and Buckeye are primarily attributable to (a) amounts reported as non-controlling interests and (b) additional general and administrative expenses attributable to the Partnership.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Partnership and the notes thereto for the year ended December 31, 2005 included in the Partnership’s registration statement on Form S-1, as amended (Registration No. 333-133433) and as filed with the Securities and Exchange Commission on July 25, 2006.

The Partnership’s IPO and Related Transactions

The Partnership was formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (the “IPO”) of the Partnership’s common units.  The reorganization and IPO occurred on August 9, 2006, and prior to such date, the Partnership had no activity.  Prior to the reorganization, MainLine owned and controlled Buckeye GP.  On August 9, 2006, the Partnership sold 10.5 million common units in an underwritten IPO, the net proceeds of which were approximately $168.5 million.  The Partnership used the net proceeds from the IPO, along with cash on hand, to repay all outstanding indebtedness under MainLine’s Term Loan and to make distributions to its pre-IPO equity owners.  The common units sold in the IPO represent approximately 37.1% of the outstanding equity of the Partnership, which includes common units (“Common Units”) and management units (“Management Units”).

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of the Partnership.  MainLine’s 149,950,000 A Units were exchanged for 16,438,000 Common Units of the Partnership. MainLine’s 16,216,668 B Units were exchanged for 1,362,000 Management Units of the Partnership. The

Management Units are exchangeable for Common Units on a 1 to 1 basis at the option of the holder.  This exchange of equity interests was accounted for as a transfer between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the financial information for the Partnership included in this report includes the financial information of MainLine as the predecessor to the Partnership.

In connection with the closing of the IPO, the Partnership and Buckeye GP restructured the ownership of Buckeye GP.  This restructuring will not have any impact on the amounts or timing of cash distributions paid to the unitholders of the Partnership.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of the Partnership and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and the Partnership to Buckeye GP.  Thereafter, the Partnership and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  On August 9, 2006, the Partnership and Buckeye GP also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments Buckeye GP receives under the Incentive Compensation Agreement and the Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into the Partnership.

These amendments will result in certain prospective changes to the Partnership’s financial statements.  Prior to the IPO, MainLine recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which it was contractually entitled and which were recorded by Buckeye as an expense in Buckeye’s financial statements) and (ii) its proportionate share of Buckeye’s income based on the general partner interests in Buckeye and certain of Buckeye’s operating subsidiaries and distributions received on the 80,000 Buckeye LP Units that it owns.  As a result of the above restructuring, including the recharacterization of the payments related to the Incentive Compensation Agreement and Partnership Agreement as distributions in respect of a general partner interest, in the fourth quarter of 2006, Buckeye will cease recording incentive compensation as an expense in its financial statements and, instead, will record incentive distribution payments as distributions from equity.

Commencing in the fourth quarter of 2006, the Partnership will recognize as its share of Buckeye’s income the amount of incentive distributions and residual equity share of Buckeye’s income that it would have received if Buckeye’s income had been entirely distributed.  Beginning in the fourth quarter, Buckeye’s income will include the incentive distributions that previously would have been deducted.  This change will not affect the timing or amounts of cash that the Partnership receives from Buckeye with respect to incentive distributions on its general or limited partner interests.

Also in connection with the IPO, in the third quarter of 2006, the Partnership:

•                  Incurred $3.3 million of non-cash compensation expense as a result of a change to its Unit Compensation Plan (see Note 8);

•                  Incurred $1.6 million in non-cash interest and debt expense related to the write-off of previously deferred financing costs associated with the repayment of all amounts outstanding under MainLines’s  previous term loan (see Note 4); and

•                  Realized a $1.9 million reduction in interest and debt expense on the liquidation of cash flow hedges as the result of the repayment of MainLine’s previous term loan (see Note 4).

Description of the Business

At September 30, 2006, the Partnership had no operating assets other than its general partner ownership interest in Buckeye and its operating subsidiaries.  Buckeye’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by Buckeye. Buckeye also operates and maintains pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

All of the employees who provide services to the Partnership and its subsidiaries, and Buckeye and its subsidiaries, are employed by Services Company.  Pursuant to a services agreement, Services Company is reimbursed by Buckeye’s subsidiaries for the cost of the employees who provide services to the Buckeye subsidiaries. The Partnership is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP. The four highest salaried officers are William H. Shea, Jr., Stephen C. Muther, Robert B. Wallace, and Eric A. Gustafson.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.9% of the publicly traded limited partner units of Buckeye at September 30, 2006.

As of September 30, 2006 and 2005, Buckeye conducted all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Buckeye NGL commenced operations on January 31, 2006 with the acquisition of a natural gas liquids pipeline located in Colorado and Kansas (See Note 3). These entities are hereinafter referred to individually as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.” Buckeye owns an approximate 99% ownership interest in each Operating Subsidiary and 100% interest in Wood River, BPL Transportation and Buckeye NGL.

Buckeye’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  See Note 10 for a further discussion.

2.               CONTINGENCIES

Claims and Proceedings

Buckeye and its Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance.  The Partnership is generally unable to predict the timing or outcome of these claims and proceedings. Based on its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, Buckeye has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

Buckeye has received penalty assessments from the Internal Revenue Service (“IRS”) in the aggregate amount of $4.3 million based on a failure to file excise tax information returns relating to its terminal operations from January 2005 through February 2006.  Buckeye filed the information returns with the IRS on May 10, 2006.  The Partnership believes Buckeye had reasonable cause for the failure to file the information returns on a timely basis, and Buckeye intends to seek the elimination of the asserted penalties.  The asserted penalties are for the failure to file information returns rather than any failure to pay taxes due as no taxes were owed by Buckeye in connection with such information returns.  The timing or outcome of this claim, and the total costs to be incurred by Buckeye in connection therewith, cannot be reasonably estimated at this time.

Environmental Expenditures

In accordance with its accounting policy on environmental expenditures, Buckeye recorded operating expenses, net of insurance recoveries, of $1.5 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $5.4 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings.  Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.

3.               ACQUISITIONS

On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan from affiliates of Shell Oil Products, U.S. (“Shell”) for $13.0 million.  On January 31, 2006, Buckeye completed the acquisition of a natural gas liquids pipeline, which extends generally from Wattenberg, Colorado to Bushton, Kansas, from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  Buckeye NGL acquired the natural gas liquids pipeline and Buckeye Terminals, LLC, a subsidiary of BPH, acquired the refined petroleum products terminal.  Buckeye also completed certain miscellaneous asset acquisitions during the first nine months of 2006 which approximated $1 million.

In connection with each of these acquisitions, Buckeye determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment.  Buckeye is in the process of determining the final allocation.

In December 2005, Buckeye acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million. Buckeye allocated, on a preliminary basis, the cost of the assets to the tangible terminal assets acquired, and is in the process of determining the final allocation.

4.               DEBT AND CREDIT FACILITIES

Debt consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
MainLine L.P.:
Term Loan	$—	$173,250
Services Company:
3.60% ESOP Notes due March 28, 2011	28,806	33,617
Retirement premium	(960)	(1,284)
Buckeye:
4.625% Notes due June 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	132,000	50,000
Total principal debt	1,009,846	1,105,583
Other, including unamortized discounts and changes in fair value (1)	(885)	(923)
Subtotal long-term debt	1,008,961	1,104,660
Less current maturities of debt	(6,060)	(7,811)
Long-term debt	$1,002,901	$1,096,849

(1)             The September 30, 2006 amount includes $1,589,000 related to an adjustment to fair value associated with a hedge of fair value and $2,474,000 in unamortized discounts.  The December 31, 2005 amount includes $1,765,000 related to an adjustment to fair value associated with a hedge of fair value and $2,688,000 in unamortized discounts.

The Partnership

On August 9, 2006, the Partnership entered into a five-year $10 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “Credit Agreement”).  At September 30, 2006, there were no borrowings against the Credit Agreement. The credit facility may be used for working capital and other partnership purposes. The Partnership has pledged all of the limited liability company interests in Buckeye GP to SunTrust Bank as security for its obligations under the Credit Agreement.

The Credit Agreement permits the Partnership to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest under one of two rate options, selected by the Partnership, equal to either:

•                  the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•                  LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye.

The Partnership’s ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.

The Credit Agreement defines “Restricted Subsidiaries” as certain of the Partnership’s and certain of its wholly owned subsidiaries.

The Credit Agreement requires the Partnership to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires the Partnership to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of the Partnership and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by the Partnership and its Restricted Subsidiaries from Buckeye, plus all other cash received by the Partnership and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires the Partnership to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of the Partnership and all of its subsidiaries to the consolidated EBITDA, as defined in the Credit Agreement, of the Partnership and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The Credit Agreement prohibits the Partnership from declaring dividends or distributions if any default or event of default, as defined in the Credit Agreement, has occurred or would result from such a declaration. In addition, the Credit Agreement contains covenants and provisions requiring the Partnership to adhere to certain covenants and limiting the ability of the Partnership and its Restricted Subsidiaries to, among other things:

•                  incur or guarantee indebtedness;

•                  make certain negative pledges and grant certain liens;

•                  make certain loans, acquisitions and investments;

•                  make any material changes to the nature of the Partnership or Restricted Subsidiaries’ business; or

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

•                  default by the Partnership or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by Buckeye or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•                  bankruptcy or insolvency events involving the Partnership;

•                  the entry against the Partnership of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•                  a change in control of the Partnership (as such term is defined in the Credit Agreement);

•                  the invalidity or unenforceability of any material provision in the Credit Agreement or related documents; and

•                  the occurrence of certain events with respect to employee benefit plans subject to ERISA.

MainLine L.P.

Prior to August 9, 2006, MainLine was party to a Senior Secured Credit Facility (“Term Loan”) with a consortium of financial institutions arranged by Goldman Sachs Credit Partners under which MainLine had $169.0 million outstanding.  Borrowings under the Term Loan bore interest under one of two variable rate options selected by MainLine.

The Term Loan had replaced MainLine’s $100,000,000 Senior Secured Credit Facility (the “Prior Term Loan”). In accordance with requirements under the Prior Term Loan, MainLine had purchased an interest rate cap from Goldman Sachs Capital Markets, L.P. on a notional amount of $50 million for $375,000.  In accordance with requirements under the Term Loan, MainLine had entered into two interest rate swap agreements with Goldman Sachs Capital Markets L.P.

All amounts outstanding under the Term Loan of $169.0 million were repaid with proceeds of the Partnership’s IPO, together with cash on hand, on August 9, 2006.  In connection with the repayment of the Term Loan in the third quarter of 2006, the Partnership expensed $1.6 million of previously deferred financing costs, and recorded a reduction to interest and debt expense of $1.9 million as a result of liquidating the interest rate cap and the two interest rate swaps.

Services Company

Services Company’s debt consists of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP units owned by Services Company’s returns to an amount which exceeds the 125% minimum. At September 30, 2006, the value of Buckeye’s LP units owned by Services Company exceeded the 125% requirement.

Buckeye

Buckeye has a $400 million 5-year revolving credit facility (“Buckeye’s Credit Facility”) with a syndicate of banks led by SunTrust Bank. Buckeye’s Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. Borrowings under Buckeye’s Credit Facility are guaranteed by certain of Buckeye’s subsidiaries. Buckeye’s Credit Facility matures on August 6, 2009. The weighted average interest rate on amounts outstanding under Buckeye’s Credit Facility at September 30, 2006 was 5.9%.

Borrowings under Buckeye’s Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the LIBOR plus an applicable margin. The applicable margin is determined based on ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which Buckeye’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At September 30, 2006 and December 31, 2005, Buckeye had $132 million and $50 million outstanding under Buckeye’s Credit Facility, respectively, and had committed $1.7 million and $1.3 million in support of letters of credit, respectively.

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

Buckeye’s Credit Facility requires that Buckeye and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio,” both of which are calculated using “Adjusted EBITDA.” Prior to the restructuring of Buckeye GP on August 9, 2006, Buckeye’s Credit Facility defined Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, for the four preceding fiscal quarters. Incentive compensation payments were historically included in this definition because Buckeye accounted for them as an expense. Because Buckeye will no longer account for the incentive compensation as an expense, it amended its Credit Facility effective as of the restructuring to define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, for the four preceding fiscal quarters. Accordingly, calculations of Buckeye’s Funded Debt Ratio and Fixed Charge Coverage Ratio that include incentive compensation payments that are accounted for as an expense (i.e., those that became payable prior to August 9, 2006) were made using the prior definition of Adjusted EBITDA, and calculations of such ratios beginning in the fourth quarter of 2006 will be made using the current definition.  See Note 1 to these condensed consolidated financial statements for a description of Buckeye GP’s restructuring.

The Funded Debt Ratio equals the ratio of the long-term debt of Buckeye and certain of its subsidiaries (including the current portion, if any) to Adjusted EBITDA. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At September 30, 2006, Buckeye’s Funded Debt Ratio was 4.50 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of Buckeye’s assets.  Buckeye is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter. As of September 30, 2006, Buckeye’s Fixed Charge Coverage Ratio was 2.65 to 1.00.

Covenants. The Partnership and its subsidiaries, Services Company, and Buckeye and its Operating Subsidiaries are in compliance with the various covenants of the debt agreements at September 30, 2006.

Derivative Instruments. At September 30, 2006, the Partnership had no trading derivative instruments outstanding.  In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133— “Accounting for Derivative Instruments and Hedging Activities,” Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of its debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $59 thousand during each of the three months ended September 30, 2006 and 2005 and $176 thousand during each of the nine months ended September 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap.

Fair Value of Financial Instruments At September 30, 2006 and December 31, 2005, cash and cash equivalents, trade receivables, construction and pipeline relocation receivables, prepaid and other current assets, restricted cash, and all current liabilities are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.

The fair value of the Partnership’s debt was estimated to be $977 million and $1,114 million at September 30, 2006 and December 31, 2005 respectively.  The value was calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

During the period January 1 to August 9, 2006, the Partnership had no ineffectiveness with respect to its cash flow hedges and, accordingly, no change in the fair value of the hedge was reflected in net income.  At December 31, 2005, the fair value of the interest rate swaps was a non-current asset of $1.5 million.

5.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Prepaid insurance	$1,456	$4,684
Insurance receivables	8,532	3,513
Ammonia receivable	5,877	—
Other	6,900	4,128
Total	$22,765	$12,325

6.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Taxes—other than income	$5,831	$6,569
Environmental liabilities	8,438	6,996
Interest	13,686	16,648
Retainage	744	639
Payable for ammonia purchase	5,650	—
Compensation and vacation	7,910	8,751
Other	16,984	9,221
Total	$59,243	$48,824

7.  (LOSS) PER UNIT

The loss per unit calculations for the periods ended September 30, 2006, reflect only the results since the closing of the Partnership’s IPO on August 9, 2006.  Accordingly, the results from January 1 through August 8, 2006, have been excluded from the calculation.  The following table presents the number of units used in computing the loss per unit and the weighted average number of units outstanding (in thousands):

September 30, 2006
Common units issued as part of IPO	16,438
Common units sold as part of IPO	10,500
Management units issued as part of IPO	1,362
Total units outstanding	28,300

*Weighted average number of units outstanding — basic and diluted	27,891

*For the periods ended September 30, 2006, 409,000 of non-vested Management Units were excluded from the calculation of the diluted loss per unit because their effect would be anti-dilutive.

8.  UNIT-BASED COMPENSATION

Prior to January 1, 2006, management accounted for its unit-based compensation plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), for both of its unit option plans using the modified prospective basis transition method.

The Partnership has two unit-based compensation plans.

Option Plan

Buckeye has a Unit Option and Distribution Equivalent Plan (the “Option Plan”). The Option Plan grants options to purchase limited partner units (“LP units”) at 100% of the market price of the LP units on the date of grant. Generally the options vest three years from the date of grant and expire ten years from date of grant. Buckeye recognizes compensation expense for awards granted on or after January 1, 2006 at the grant-date fair value reduced by estimated forfeitures on a straight-line basis over the requisite service period. The impact of adopting the accounting provisions of SFAS No. 123R for the Option Plan is immaterial to the condensed consolidated financial statements.

Unit Compensation Plan

MainLine had a Unit Compensation Plan utilizing the B Units issued to senior management of MainLine. On May 4, 2004, MainLine issued 16,216,668 B Units to certain members of senior management for no consideration. The B Units were subordinate to the A Units. One half, or 8,108,334, of the B Units (“Time Based B Units”) vested ratably over five years. The remainder, or 8,108,334 of the B Units (“Performance Based B Units”) vested over five years only if certain performance targets based on the incentive compensation received by MainLine from Buckeye were met.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of the Partnership.  The total 149,950,000 of A Units and GP Units of MainLine were exchanged for 16,438,000 Common Units of the Partnership.  The 16,216,668 B Units of MainLine were exchanged for 1,362,000 Management Units of the Partnership.  The 9% cumulative annual return on MainLine’s A Units and GP Units was eliminated as part of the exchange.  The Management Units are exchangeable for Common Units on a 1 to 1 basis at the option of the holder.  The vesting schedule of the Management Units of the Partnership varies from that of MainLine’s B Units for which they were exchanged.  Seventy percent, or 953,400 Management Units, were vested immediately upon their exchange, and the remaining 30% or 408,600 of the Management Units vest over a three year period with 136,200 of the Units vesting on each May 4, of 2007, 2008 and 2009.

MainLine recorded no compensation expense for the Time Based B Units for the three and nine month periods ended September 30, 2006 and 2005. Although the grant date of May 4, 2004 represented the measurement date for the Time Based B Units (the date both the number of units available for purchase and the purchase price (zero) were known), there was a nominal fair value for these units at the grant date. Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Time Based B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date.

Prior to January 1, 2006, MainLine recognized deferred compensation for the Performance Based B Units when it was probable that the performance target specified in MainLine’s partnership agreement would be met. The cost of this deferred compensation was recognized over the respective service periods of the performance targets until December 31, 2005. MainLine recorded compensation expense for the Performance Based B Units of $0.7 million and $2.6 million in general and administrative expenses in the condensed consolidated statements of income in the three and nine month periods ended September 30, 2005, respectively.  Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Performance Based B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date.  Accordingly, MainLine recorded no compensation expense related to the Performance Based B Units subsequent to December 31, 2005.

As noted above, in connection with the IPO, on August 9, 2006 the holders of MainLine’s B Units exchanged all of the B Units for 1,362,000 Management Units of the Partnership. Under the provisions of SFAS No. 123R, the Partnership recognized deferred compensation for the Management Units for which both  (i) vesting was accelerated compared to the B Units, and (ii) were now deemed probable of vesting compared to the Partnership’s previous estimates.  The Partnership determined that these criteria applied to 272,400 Management Units, the fair value of which was $4.6 million at August 9, 2006.  There are no additional Management Units available for grant in connection with the Unit Compensation Plan.

Of the total deferred compensation recognized of $4.6 million, the Partnership recognized approximately $3.3 million as an expense in the third quarter of 2006 (with an offsetting increase in Partners’ Capital) and will recognize the balance of $1.3 million as an expense ratably in future periods ending May 4, 2009.

9.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company sponsors a retirement income guaranty plan (the “Defined Benefit Plan”), which is a defined benefit plan and generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan.  Services Company’s policy is to fund the Defined Benefit Plan with amounts necessary to at least meet the minimum funding requirements under ERISA.

Services Company also provides postretirement health care and life insurance benefits to certain of its retirees (“Postretirement Benefit”).  To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, and the employee must satisfy certain age and service requirements.  Services Company does not pre-fund this postretirement benefit obligation.

In the three months ended September 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for the Defined Benefit Plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$231	$258	$193	$203
Interest cost	250	264	709	689
Expected return on plan assets	(211)	(195)	—	—
Amortization of prior service benefit	(113)	(120)	(208)	(86)
Amortization of unrecognized losses	152	213	469	144
Net periodic benefit cost	$309	$420	$1,163	$950

In the nine months ended September 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for the Defined Benefit Plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$692	$718	$643	$612
Interest cost	750	734	2,159	2,066
Expected return on plan assets	(634)	(543)	—	—
Amortization of prior service benefit	(340)	(334)	(458)	(259)
Amortization of unrecognized losses	458	591	1,019	431
Net periodic benefit cost	$926	$1,166	$3,363	$2,850

The Partnership previously disclosed in its financial statements for the year ended December 31, 2005 that a minimum funding contribution was not required to be made during 2006.  However, a voluntary contribution of approximately $575,000 was made to the plan in September of 2006.

10.  SEGMENT INFORMATION

All of the Partnership’s operations are conducted through Buckeye and its Operating Subsidiaries. Based on the financial information provided to senior management, Buckeye presents its operations in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations. The Partnership also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources. However, Buckeye has recorded approximately $11.4 million of goodwill in its Terminalling and Storage segment.  The Partnership’s reportable operating segments are:

Pipeline Operations

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports these products to other locations for a tariff charge.  This segment owns and operates approximately 5,350 miles of pipelines in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of Buckeye NGL.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 terminals that have the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations

The Other Operations segment consists primarily of Buckeye’s contract operation and maintenance of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of interests in two petrochemical pipelines.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the Partnership’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:
Pipeline Operations	$91,188	$79,563	$259,592	$226,938
Terminalling and Storage	18,661	15,774	55,271	47,921
Other Operations	6,670	7,029	18,896	25,312
Total	$116,519	$102,366	$333,759	$300,171

Operating income:
Pipeline Operations	$35,440	$32,780	$101,106	$91,195
Terminalling and Storage	3,325	4,828	15,803	17,866
Other Operations	1,571	2,088	4,265	5,436
Total	$40,336	$39,696	$121,174	$114,497

Depreciation and amortization:
Pipeline Operations	$8,365	$6,952	$24,454	$19,802
Terminalling and Storage	1,528	971	3,774	2,966
Other Operations	430	326	1,217	979
Total	$10,323	$8,249	$29,445	$23,747

	Nine Months Ended September 30,
	2006	2005
	(In thousands)

Capital expenditures:
Pipeline Operations	$48,425	$48,104
Terminalling and Storage	11,038	3,449
Other Operations	2,755	353
Consolidating-level	106	—
Total	$62,324	$51,906

Acquisitions:
Pipeline Operations	$79,826	$153,592
Terminalling and Storage	13,504	25,221
Total	$93,330	$178,813

	September 30,	December 31,
	2006	2005
	(In thousands)
*Assets:
Pipeline Operations	$1,580,655	$1,466,512
Terminalling and Storage	310,130	288,972
Other Operations	67,915	61,383
Consolidating-level	217,257	223,965
Total	$2,175,957	$2,040,832

* All equity investments are included in the assets of Pipeline Operations.

11.  CASH DISTRIBUTIONS

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  On October 26, 2006, MainLine Management declared a cash distribution of $0.125 per unit (after the proration described below) payable on November 30, 2006 to Unitholders of record on November 6, 2006. As described in the prospectus contained in the Partnership’s registration statement on Form S-1, as amended (Registration No. 333-133433), that was filed with the Securities and Exchange Commission on July 25, 2006, the initial quarterly distribution resulted from the Partnership’s proration of its available cash from the third quarter based upon the portion of the third quarter beginning on the closing date of the Partnership’s IPO, which was August 9, 2006, to the end of the quarter on September 30, 2006.  The total cash distribution to Unitholders with respect to the distribution of $0.125 per unit will amount to approximately $3,537,500.  As further described in the prospectus contained in the registration statement, the Partnership will use its available cash remaining after payment of the distribution to make distributions to its pre-IPO equity owners, and to pay cash bonuses of up to $2.0 million to officers of MainLine Management and to certain employees of Services Company. Included in these bonuses will be a one-time cash bonus of up to $700,000 payable to William H. Shea, Jr., a one-time cash bonus of up to $650,000 payable to Stephen C. Muther and a one-time cash bonus of up to $650,000 payable to Robert B. Wallace.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The Partnership does not expect that the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is still determining the impact, if any, of the adoption of SFAS No. 157 on its financial statements.

In September 2006, the FASB adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Partnership’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  It is estimated that upon adoption of SFAS No. 158, Buckeye will record an initial increase in liabilities, and an offsetting reduction to accumulated other comprehensive income and equity, in the range of $15.0 to $17.0 million in the fourth quarter of 2006 to record the funded status of its defined benefit pension and post retirement healthcare and life insurance benefit.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective for fiscal years ending after November 15, 2006.  The Partnership does not expect that the adoption of SAB No. 108 will have an impact on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye GP Holdings L.P. (the “Partnership”) is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (“IPO”) of Common Units of the Partnership.  The reorganization and IPO occurred on August 9, 2006.  Following the IPO, the Partnership’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 9% by certain members of Buckeye GP’s senior management and approximately 37% by the public.  The Partnership had no activity prior to the IPO.  Prior to the IPO, MainLine owned and controlled Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded Delaware master limited partnership.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of the Partnership.  MainLine’s 149,950,000 A Units were exchanged for 16,438,000 Common Units of the Partnership. MainLine’s 16,216,668 B Units were exchanged for 1,362,000 Management Units of the Partnership. The Management Units are exchangeable for Common Units on a 1 to 1 basis at the option of the holder.  This exchange of equity interests was accounted for as a transfer between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the financial information for the Partnership included in this report includes the financial information of MainLine as the predecessor to the Partnership.

On August 9, 2006, the Partnership sold 10.5 million common units in the IPO, the net proceeds of which were approximately $168.5 million.  The Partnership used the net proceeds from the IPO, along with cash on hand, to repay all outstanding indebtedness under a Senior Secured Credit Facility with a consortium of financial institutions arranged by Goldman Sachs Credit Partners (the “Term Loan”) and to make distributions to its pre-IPO equity owners.  The common units sold in the IPO represent approximately 37.1% of the outstanding equity of the Partnership, which included the Common Units and the Management Units.

As a result of the exchange of equity interests, the Partnership recorded non-cash compensation expense of approximately $3.3 million (with an offsetting increase in equity) in the third quarter of 2006 related to a change in the scheduled vesting of the Partnership’s Management Units compared to the scheduled vesting of MainLine’s B Units.  The Partnership also anticipates annual charges of approximately $0.5 million per year during the new vesting period which ends May 4, 2009.

The Partnership also recorded non-cash interest and debt expense of approximately $1.6 million in the third quarter of 2006 related to the write-off of previously deferred financing costs associated with the Term Loan repaid on August 9, 2006.

The Partnership also recorded a $1.9 million reduction of interest and debt expense due to the liquidation of cash flow hedges resulting from the repayment of the Partnership’s Term Loan.

The Partnership’s only cash-generating asset is its ownership interest in Buckeye GP, which owns (i) general partner units, or GP Units, in Buckeye, (ii) incentive distribution rights in Buckeye, (iii) 80,000 limited partnership units, or LP Units, in Buckeye and (iv) an approximate one percent general partner interest in each of Buckeye’s subsidiary operating partnerships.  The Partnership’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate cash beyond its working capital requirements.

In connection with the IPO, the Partnership and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of the Partnership and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP.  Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  On August 9, 2006, Buckeye and Buckeye GP also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments Buckeye GP receives under the Incentive Compensation Agreement and the Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into the Partnership.  However, Buckeye’s recording of incentive payments as equity distributions rather than an expense will likely result in a relative increase in reported net income for Buckeye, and a change in the method of attribution of that income, for financial reporting purposes, between Buckeye GP and Buckeye’s LP Unitholders.

As discussed above, none of these changes affect the amount or timing of cash distributions or incentive distributions from Buckeye to the Partnership.  Buckeye’s criteria for determining the amount of cash distributions and its policies regarding the timing of such cash distributions remain unchanged.  Because the quarterly unit distribution was declared prior to August 9, 2006 and, therefore, the related incentive compensation attributable to Buckeye GP became payable prior to such date, incentive compensation paid in the third quarter of 2006 was recorded as an expense by Buckeye, consistent with Buckeye’s prior practice.  Commencing with the fourth quarter of 2006, Buckeye will cease recording incentive compensation payable to Buckeye GP as an expense and instead will record such payments as distributions from equity.

Overview of Buckeye

Buckeye is a master limited partnership which operates through subsidiary entities (the “Operating Subsidiaries”).  These Operating Subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”). Buckeye is principally engaged in the transportation, terminalling and storage of refined petroleum products on a fee basis through facilities owned and operated by Buckeye.  Buckeye also operates and maintains pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

In May 2005, Buckeye acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States from affiliates of ExxonMobil Corporation (the “Northeast Pipelines and Terminals”) for approximately $175.0 million.  In December 2005, Buckeye acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million.  On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell for $13.0 million.  On January 31, 2006, Buckeye acquired a natural gas liquids pipeline (the “NGL Pipeline”) with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.  The acquired assets have been included in Buckeye’s operations from their dates of acquisition.  The asset acquisitions completed in 2005 and 2006 added $4.4 million of revenue in the three months ended September 30, 2006 and $18.3 million of revenue in the nine months ended September 30, 2006.

The following discussion provides an analysis of the results for each of Buckeye’s operating segments, an overview of its liquidity and capital resources and other items related to the Partnership, Buckeye and Services Company.  The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) the Partnership’s consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Partnership’s registration statement on Form S-1, as amended (Registration No. 333-133433) and as filed with the Securities and Exchange Commission on July 25,  2006.

Buckeye’s business comprises three operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.  The business of each operating segment is:

Pipeline Operations

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  As of September 30, 2006, this segment owned and operated approximately 5,350 miles of pipeline in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of the NGL Pipeline.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 active terminals with the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations

The Other Operations segment consists primarily of Buckeye’s contract operation and maintenance of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of interests in two petrochemical pipelines.

Results of Operations

Summary operating results for the Partnership were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenue	$116,519	$102,366	$333,759	$300,171
Costs and expenses	76,183	62,670	212,585	185,674
Operating income	40,336	39,696	121,174	114,497
Other income (expenses)	(14,623)	(13,710)	(45,941)	(40,414)
Income before equity income and non-controlling interest expense	25,713	25,986	75,233	74,083
Equity income	1,803	1,213	4,598	3,678
Non-controlling interest expense	(26,012)	(24,728)	(74,101)	(72,143)
Net income	$1,504	$2,471	$5,730	$5,618

Revenues and operating income by operating segment for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Revenues:
Pipeline Operations	$91,188	$79,563
Terminalling and Storage	18,661	15,774
Other Operations	6,670	7,029
Total	$116,519	$102,366

Operating income:
Pipeline Operations	$35,440	$32,780
Terminalling and Storage	3,325	4,828
Other Operations	1,571	2,088
Total	$40,336	$39,696

Third Quarter

Total revenues for the quarter ended September 30, 2006 were $116.5 million, $14.1 million or 13.8% greater than revenue of $102.4 million in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $91.2 million for the quarter ended September 30, 2006 compared to $79.6 million for the quarter ended September 30, 2005. The net increase in revenue from Pipeline Operations of $11.6 million was primarily the result of:

•                  Buckeye NGL revenue of $3.2 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•                  a 4.3%, or $1.9 million, increase in gasoline transportation revenue, even though gasoline volumes delivered declined by 1.1%;

•                  a 14.5%, or $1.9 million, increase in jet fuel transportation revenue on an 8.8% increase in jet fuel volumes delivered;

•                  an 8.6%, or $1.5 million increase in distillate transportation revenue, even though distillate volumes delivered declined by 3.5%;

•                  an increase in liquefied petroleum gas (“LPG”) and other product transportation revenue of $0.6 million as a result of higher tariffs and an increase in volumes delivered;

•                  a $1.0 million increase in incidental revenue and rental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac PipeLines - Reno, LLC (“WesPac-Reno”) ;

•                  a $1.1 million increase in other revenues principally resulting from  a pipeline and terminal project serving the Memphis International Airport (the “Memphis Terminal”), which was commissioned earlier in 2006;

•                  a $0.4 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract; and

•                  a $1.5 million decrease in transportation settlement revenue, representing primarily the settlement of overages and shortages on product deliveries.

Product deliveries for each of the quarters ended September 30, 2006 and 2005 were as follows:

	Barrels Per Day
	Three Months Ended September 30,
Product	2006	2005
Gasoline	742,700	750,700
Distillate	295,700	306,400
Jet Fuel	361,500	332,400
LPGs	27,200	17,800
NGLs	21,300	—
Other	8,700	4,200
Total	1,457,100	1,411,500

In the second and third quarters of 2006, certain of Buckeye’s Operating Subsidiaries filed pipeline tariffs related to its interstate common carrier pipelines reflecting increased rates on average of approximately 6.1%.  These tariff rate increases are expected to generate approximately $17 million in additional revenue on an annual basis.  Buckeye also filed with the Federal Energy Regulatory Commission, effective June 1, 2006, a tariff rate surcharge to recover anticipated capital and operating costs associated with the pipeline transportation of ultra low sulfur diesel fuel.  The tariff rate surcharge is expected to generate approximately $3 million in additional revenue on an annual basis.  The tariff rate surcharge is designed to permit Buckeye to recover, over time, its capital investment (and a reasonable rate of return thereon) and its operating costs related to infrastructure improvements in connection with the transportation of ultra low sulfur diesel fuel.

Terminalling and Storage:

Terminalling and Storage revenues of $18.7 million for the quarter ended September 30, 2006 increased by $2.9 million from the comparable quarter in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $1.1 million for the quarter ended September 30, 2006 compared to the comparable period in 2005.  The increase is related to periods during which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at terminals that were owned by Buckeye during the third quarter of 2005 through the third quarter of 2006 were $17.6 million for the quarter ended September 30, 2006, an increase of $1.8 million from the third quarter of 2005, which is principally related to an increase in terminal throughput volumes.

Average daily throughput for the refined products terminals for quarters ended September 30 was as follows:

	Quarter Ended September 30,
	2006	2005
Refined products throughput (bpd)	498,900	438,800

Other Operations:

Revenue from other operations of $6.7 million for the quarter ended September 30, 2006 decreased by $0.4 million from the comparable period in 2005.

Operating Expenses:

Costs and expenses for the three months ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Payroll and payroll benefits	$24,779	$21,085
Depreciation and amortization	10,323	8,249
Operating power	7,605	7,423
Outside services	10,148	6,499
Property and other taxes	5,169	4,112
Construction management	1,909	2,140
All other	16,250	13,162
Total	$76,183	$62,670

Payroll and payroll benefits were $24.8 million in the third quarter of 2006, an increase of $3.7 million compared to the third quarter of 2005.  The Partnership incurred $3.3 million in payroll and payroll benefits related to its Management Units.  Buckeye experienced an increase of $0.4 million in payroll and payroll benefit expenses due to additional employees hired as a result of acquisitions that occurred during the previous twelve months.  Increases in salaries and wages of $1.8 million resulted from an increase in the number of employees and overtime pay due to Buckeye’s expanded operations and higher wage rates.  Buckeye also capitalized less payroll and payroll benefits in the third quarter of 2006 which resulted in an increase in payroll and payroll benefits expense of $0.5 million over the third quarter of 2005.  These increases were partially offset by a reduction in ESOP related costs of $0.4 million.  Payroll and payroll benefits expense in the third quarter of 2006, was also reduced by $0.9 million compared to the third quarter of 2005 as a result of a reversal in the third quarter of 2006 of approximately $0.3 million of Buckeye’s annual accrual for Services Company’s incentive compensation plan for employees.  Buckeye also experienced a decrease in payroll benefits of $0.1 million during the third quarter of 2006.  Payroll and payroll benefits expenses were also reduced by $0.7 million in unit-based compensation expense in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, which was due to the adoption of  Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment” (“FASB No. 123R”) effective January 1, 2006.

Depreciation and amortization expense was $10.3 million in the third quarter of 2006, an increase of $2.1 million from the third quarter of 2005.  Depreciation related to recent acquisitions was $0.9 million.  Buckeye incurred depreciation expense of $0.2 million related to the Memphis Terminal which commenced operations earlier in 2006.  The remaining increase resulted from assets placed into service during 2006.

Operating power costs were $7.6 million in the three months ended September 30, 2006, an increase of $0.2 million from the same period in 2005.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $3.6 million from $6.5 million in the third quarter of 2005 to $10.1 million in the third quarter of 2006.  Outside services costs related to acquisitions that occurred during the previous twelve months added $0.3 million of outside services costs.  Buckeye incurred an additional $0.1 million for pipeline inspection and maintenance costs related to an operating service contract.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the third quarter of 2006.  Outside services costs consist principally of third-party contract services for maintenance activities.

Property and other taxes increased by $1.1 million from $4.1 million in the third quarter of 2005 to $5.2 million for the same period in 2006.  An increase of $0.5 million of property and other taxes was related to recent acquisitions.  The remaining increase is a result of higher real property assessments over the same period in 2005.

Construction management costs were $1.9 million in the third quarter of 2006, which was consistent with costs incurred in the third quarter of 2005.

All other costs were $16.3 million in the three months ended September 30, 2006, an increase of $3.1 million compared to $13.2 million in the same period in 2005.  The Partnership incurred an increase in professional fees of $0.2 million which was primarily due to the Partnership’s IPO.  The increase also reflects $0.5 million of costs associated with fuel purchases by WesPac – Reno related to a product-supply arrangement; such costs have corresponding revenue included in Buckeye’s incidental revenue.  Other costs related to recent acquisitions were $0.3 million.  Buckeye had an increase in other expenses of $0.2 million which was related to the Memphis Terminal which commenced operations earlier in 2006.  Buckeye experienced an increase in casualty losses of $0.6 million in the third quarter of 2006, which loss related primarily to emergency response and environmental remediation expenditures in connection with a petroleum products release at a Buckeye terminal located in Harristown, Illinois. The remainder of the increase is due to increases in various costs resulting from Buckeye’s expanded operations.

Costs and expenses by segment for the quarters ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses by Segment
	2006	2005
	(In thousands)
Pipeline Operations	$55,749	$46,783
Terminalling and Storage	15,335	10,946
Other Operations	5,099	4,941
Total	$76,183	$62,670

Other income (expenses) for the three months ended September 30, 2006 and 2005 was as follows:

	Other Income (Expenses)
	2006	2005
	(In thousands)
Investment income	$317	$482
Interest and debt expense	(14,940)	(14,192)
Total	$(14,623)	$(13,710)

Equity income	$1,803	$1,213

Other income (expense) was a net expense of $14.6 million in the third quarter of 2006, compared to a net expense of $13.7 million during the same period in 2005.  Investment income for the three months ended September 30, 2006 was consistent with investment income generated during the three months ended September 30, 2005.

Interest expense was $14.9 million in the three months ended September 30, 2006, an increase of $0.7 million from $14.2 million in the three months ended September 30, 2005.  The increase is due to higher average balances outstanding under, and higher interest rates on, Buckeye’s 5-year revolving credit facility.  Also recorded in the third quarter of 2006 as part of the IPO and repayment of the Term Loan was a reduction in interest expense of $1.9 million related to the liquidation of two interest rate swaps and an interest rate cap, as well as a charge of $1.6 million related to the write-off of previously deferred financing costs (See Note 4 to the condensed consolidated financial statements for a further discussion).

Equity income increased by $0.6 million in the third quarter of 2006 compared to the third quarter in 2005.  The increase is principally a result of equity income earned from Buckeye’s approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

Nine Months

Revenues and operating income by segment for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Revenues:
Pipeline Operations	$259,592	$226,938
Terminalling and Storage	55,271	47,921
Other Operations	18,896	25,312
Total	$333,759	$300,171

Operating income:
Pipeline Operations	$101,106	$91,195
Terminalling and Storage	15,803	17,866
Other Operations	4,265	5,436
Total	$121,174	$114,497

Total revenue for the nine months ended September 30, 2006 was $333.8 million, $33.6 million, or 11.2%, greater than revenue of $300.2 million for the same period in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $259.6 million for the nine months ended September 30, 2006 compared to $226.9 million for the nine months ended September 30, 2005. The net increase of $32.7 million in Pipeline Operations revenue was primarily the result of:

•                  BPL Transportation revenue increase of $6.9 million (BPL Transportation’s assets were acquired on May 5, 2005);

•                  Buckeye NGL revenue of $7.8 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•                  a 0.7% increase, or $0.8 million, net of BPL Transportation, in gasoline transportation revenue, even though gasoline volumes delivered declined by 2.4%;

•                  a 12.2% increase, or $4.5 million, net of BPL Transportation, in jet fuel transportation revenue on a 7.1% increase in jet fuel volumes delivered;

•                  a 6.4% increase, or $3.3 million, net of BPL Transportation, in distillate transportation revenue on comparable distillate volumes delivered;

•                  an increase in LPG transportation revenue of $1.1 million as a result of higher tariffs and an increase in volumes delivered;

•                  a $3.4 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac–Reno;

•                  a $4.7 million increase in other revenues principally resulting from the Memphis terminal;

•                  a $1.8 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract;

•                  a $1.6 million increase in miscellaneous rental revenue; and

•                  a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $4.6 million.

Product deliveries for the nine months ended September 30, 2006 and 2005, including Buckeye NGL and BPL Transportation product deliveries were as follows:

	Barrels Per Day
	Nine Months Ended September 30,
Product	2006	2005
Gasoline	722,900	717,200
Distillate	314,600	312,100
Jet Fuel	351,200	320,700
LPG’s	24,900	17,900
NGL’s	19,000	—
Other	9,900	5,600
Total	1,442,500	1,373,500

Terminalling and Storage:

Terminalling and Storage revenues of $55.3 million for the nine months ended September 30, 2006 increased by $7.4 million from the comparable period in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $5.3 million for the nine months ended September 30, 2006 compared to the comparable period in 2005. The increase is related to periods which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by Buckeye were $50.0 million for the nine months ended September 30, 2006, an increase of $2.1 million from the first nine months of 2005.

Average daily throughput for the refined products terminals for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months ended September 30,
	2006	2005
Refined products throughput (bpd)	490,800	420,000

Other Operations:

Other Operations revenues of $18.9 million for the nine months ended September 30, 2006 declined by $6.4 million from the comparable period in 2005 primarily as a result of the absence of a large construction project which provided approximately $7.5 million of revenue in the first nine months of 2005.

Operating Expenses:

Costs and expenses for the nine month periods ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Payroll and payroll benefits	$67,288	$63,115
Depreciation and amortization	29,445	23,747
Operating power	21,742	19,461
Outside services	22,383	15,962
Property and other taxes	14,368	12,312
Construction management	3,895	7,496
All other	53,464	43,581
Total	$212,585	$185,674

Payroll and payroll benefits were $67.3 million in the first nine months of 2006, an increase of $4.2 million compared to the third quarter of 2005.  The Partnership incurred $3.3 million in payroll and payroll benefits related to its Management Units.  Buckeye experienced an increase of $1.9 million in payroll and payroll benefit expenses due to additional employees hired as a result of acquisitions that occurred during the previous twelve months.  Increases in salaries and wages of $4.3 million resulted from an increase in the number of employees and overtime pay due to Buckeye’s expanded operations and higher wage rates.  Buckeye experienced an increase in payroll benefits of $0.3 million in the first nine months of 2006.  These increases were offset by an increase in capitalized payroll and payroll benefits in the first nine months of 2006, which resulted in a decrease in payroll and payroll benefits expense of $0.9 million over the same period in 2005.  There also was a reduction in ESOP related costs of $0.8 million.  Payroll and benefits expense was also reduced by $1.0 million in the nine months ended September

30, 2006 compared to the same period in 2005 as a result of lower incentive compensation accruals.  In the first nine months of 2006, Buckeye accrued approximately $0.7 million in annual incentive compensation for employees, compared to approximately $1.7 million in the same period of 2005.  Buckeye also experienced a decrease in severance pay of $0.6 million.  Payroll and payroll benefits expenses were also reduced by $2.6 million in unit-based compensation expense in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, which was due to the adoption of FASB No. 123R effective January 1, 2006.

Depreciation and amortization expense was $29.4 million for the nine months ended September 30, 2006, an increase of $5.7 million from the comparable period of 2005.  Depreciation related to recent acquisitions was $2.8 million.  Buckeye incurred depreciation expense of $0.4 million related to the Memphis Terminal which commenced operations earlier in 2006.  The remaining increase resulted from assets placed into service during the nine months ended September 30, 2006.

Operating power costs of $21.7 million in the first nine months of 2006 were $2.3 million higher than the same period in 2005. Recent acquisitions added $1.8 million to operating power expense. The remainder of the increase is due to additional pipeline volumes in Buckeye’s pipeline operations.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs were $22.4 million in the first nine months of 2006, or $6.4 million greater than the same period in 2005. Outside services costs related to recent acquisitions were $0.7 million.  Buckeye incurred an additional $1.0 million for pipeline inspection and maintenance costs related to an operating service contract.  Buckeye also incurred additional expense of $0.3 million for public awareness programs.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first nine months of 2006.

Property and other taxes increased by $2.1 million from $12.3 million in the first nine months of 2005 to $14.4 million for the same period in 2006.  Of this increase, $1.4 million related to recent acquisitions.  This increase was offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement.  The remainder of the increase is due to higher real property assessments over the same period in 2005.

Construction management costs were $3.9 million in the nine months ended September 30, 2006, which is a decrease of $3.6 million from the same period in 2005.  The decrease is a result of the absence of a significant construction contract that was completed in 2005.

All other costs were $53.5 million, an increase of $9.9 million, in the first nine months of 2006 compared to the first nine months of 2005.  The Partnership incurred an increase in professional fees of $2.7 million which was primarily due to the Partnership’s IPO.  The increase also reflects $3.1 million of costs associated with fuel purchases by WesPac – Reno related to a product-supply arrangement; such costs have corresponding revenue included in Buckeye’s incidental revenue.  Other costs related to recent acquisitions were $1.6 million.  Buckeye had an increase in other expenses of $0.8 million which was related to the Memphis Terminal which commenced operations earlier in 2006.  These increases were partially offset by a decrease in casualty losses of $1.1 million.  The remainder of the increases related to various pipeline operating costs resulting from Buckeye’s expanded operations.

Costs and expenses by segment for the nine months ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses by Segment
	2006	2005
	(In thousands)
Pipeline Operations	$158,486	$135,743
Terminalling and Storage	39,468	30,055
Other Operations	14,631	19,876
Total	$212,585	$185,674

Other income (expenses) for the nine month periods ended September 30, 2006 and 2005 was as follows:

	Other Income (Expenses)
	2006	2005
	(In thousands)
Investment income	$939	$830
Interest and debt expense	(46,880)	(41,244)
Total	$(45,941)	$(40,414)

Equity income	$4,598	$3,678

Other income (expense) was a net expense of $45.9 million during the nine months ended September 30, 2006, compared to a net expense of $40.4 million during the same period in 2005.  Investment income for the nine months ended September 30, 2006 was consistent with investment income generated during the nine months ended September 30, 2005.

Interest expense was $46.9 million in the nine months ended September 30, 2006, an increase of $5.7 million from $41.2 million in the nine months ended September 30, 2005.  Buckeye incurred approximately $3.2 million in interest related to the 5.125% Notes due 2017, which were issued in June 2005.  The balance of the increase in interest expense resulted from higher average balances outstanding and interest rates on Buckeye’s 5-year revolving credit facility.  Also recorded in the nine months ended September 30, 2006 as part of the IPO and repayment of the Term Loan was a reduction in interest expense of $1.9 million related to the liquidation of two interest rate swaps and an interest rate cap, as well as a charge of $1.6 million related to the write-off of previously deferred financing costs (See Note 4 to the condensed consolidated financial statements for a further discussion).

 Equity income increased by $0.9 million from the nine months ended September 30, 2005 to $4.6 million for the nine months ended September 30, 2006.  The increase is a result of equity income earned from Buckeye’s approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

LIQUIDITY AND CAPITAL RESOURCES

Until the Partnership’s IPO on August 9, 2006, the Partnership’s only capital requirement, apart from Buckeye’s capital requirements, was its debt service under its Term Loan.  Concurrent with the Partnership’s IPO, the Term Loan was repaid in full.  Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and Buckeye’s debt service requirements.

As noted in “Overview” above, the Partnership’s only cash-generating asset is its ownership interest in Buckeye GP, which owns (i) general partner units, or GP Units, in Buckeye, (ii) incentive distribution rights in Buckeye, (iii) 80,000 limited partnership units, or LP Units, in Buckeye and (iv) an approximate one percent general partner interest in each of Buckeye’s subsidiary operating partnerships.  The Partnership’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements.  Buckeye’s primary future sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye’s revolving credit facility and proceeds from the issuance of Buckeye’s LP units.

As a result of the IPO, the Partnership anticipates that its principal use of cash will be the payment of its operating expenses and distributions to its unitholders.

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  On October 26, 2006, MainLine Management declared a cash distribution of $0.125 per unit (after the proration described below) payable on November 30, 2006 to Unitholders of record on November 6, 2006. As described in the prospectus contained in the Partnership’s registration statement on Form S-1, as amended (Registration No. 333-133433), that was filed with the Securities and Exchange Commission on July 25, 2006, the initial quarterly distribution resulted from the Partnership’s proration of its available cash from the third quarter based upon the portion of the third quarter beginning on the closing date of the Partnership’s IPO, which was August 9, 2006, to the end of the quarter on September 30, 2006.  The total cash distribution to Unitholders with respect to the distribution of $0.125 per unit will amount to approximately $3,537,500.  As further described in the prospectus contained in the registration statement, the Partnership will use its available cash remaining after payment of the distribution to make distributions to its pre-IPO equity owners, and to pay cash bonuses of up to $2.0 million to officers of MainLine Management and to certain employees of Services Company. Included in these bonuses will be a one-time cash bonus of up to $700,000 payable to William H. Shea, Jr., a one-time cash bonus of up to $650,000 payable to Stephen C. Muther and a one-time cash bonus of up to $650,000 payable to Robert B. Wallace.

Debt

The Partnership

On August 9, 2006, the Partnership entered into a five-year $10 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “Credit Agreement”).  The credit facility may be used for working capital and other partnership purposes. The Partnership has pledged all of the limited liability company interests in Buckeye GP LLC to SunTrust Bank as security for its obligations under the Credit Agreement.

The Credit Agreement permits the Partnership to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest under one of two rate options, selected by the Partnership, equal to either:

•                  the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•                  LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye.

The Partnership’s ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.

The Credit Agreement defines “Restricted Subsidiaries” as certain of the Partnership’s wholly owned subsidiaries.

The Credit Agreement requires the Partnership to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires the Partnership to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of the Partnership and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by the Partnership and its Restricted Subsidiaries from Buckeye, plus all other cash received by the Partnership and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires the Partnership to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of the Partnership and all of its subsidiaries to the consolidated EBITDA, as defined in the Credit Agreement, of the Partnership and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The Credit Agreement prohibits the Partnership from declaring dividends or distributions if any default or event of default, as defined in the Credit Agreement, has occurred or would result from such a declaration. In addition, the Credit Agreement contains covenants and provisions requiring the Partnership to adhere to certain covenants and limiting the ability of the Partnership and its Restricted Subsidiaries to, among other things:

•                  incur or guarantee indebtedness;

•                  make certain negative pledges and grant certain liens;

•                  make certain loans, acquisitions and investments;

•                  make any material changes to the nature of the Partnership or Restricted Subsidiaries’ business; or

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

•                  default by the Partnership or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by Buckeye or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•                  bankruptcy or insolvency events involving the Partnership;

•                  the entry against the Partnership of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•                  a change in control of the Partnership (as such term is defined in the Credit Agreement);

•                  the invalidity or unenforceability of any material provision in the Credit Agreement or related documents; and

•                  the occurrence of certain events with respect to employee benefit plans subject to ERISA.

MainLine L.P.

Prior to August 9, 2006, MainLine was party to a Senior Secured Credit Facility (“Term Loan”) with a consortium of financial institutions arranged by Goldman Sachs Credit Partners under which MainLine had $169.0 million outstanding.  Borrowings under the Term Loan bore interest under one of two variable rate options selected by MainLine.

The Term Loan had replaced MainLine’s $100,000,000 Senior Secured Credit Facility (the “Prior Term Loan”). In accordance with requirements under the Prior Term Loan, MainLine had purchased an interest rate cap from Goldman Sachs Capital Markets, L.P. on a notional amount of $50 million for $375,000.  In accordance with requirements under the Term Loan, MainLine had entered into two interest rate swap agreements with Goldman Sachs Capital Markets L.P.

All amounts outstanding under the Term Loan of $169.0 million were repaid with proceeds of the Partnership’s IPO, together with cash on hand, on August 9, 2006.  In connection with the repayment of the loan in the third quarter of 2006, the Partnership expensed $1.6 million of previously deferred financing costs, and recorded a reduction to interest and debt expense of $1.9 million as a result of liquidating the interest rate cap and the two interest rate swaps.

Services Company

Services Company’s debt consists of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services

Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP units owned by Services Company’s returns to an amount which exceeds the 125% minimum. At September 30, 2006, the value of Buckeye’s LP units owned by Services Company exceeded the 125% requirement.

Buckeye

Buckeye has a $400 million 5-year revolving credit facility (“Buckeye’s Credit Facility”) with a syndicate of banks led by SunTrust Bank. Buckeye’s Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. Borrowings under Buckeye’s Credit Facility are guaranteed by certain of Buckeye’s subsidiaries. Buckeye’s Credit Facility matures on August 6, 2009. The weighted average interest rate on amounts outstanding under Buckeye’s Credit Facility at September 30, 2006 was 5.9%.

Borrowings under Buckeye’s Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which Buckeye’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At September 30, 2006 and December 31, 2005, Buckeye had $132.0 million and $50 million outstanding under Buckeye’s Credit Facility, respectively, and had committed $1.7 million and $1.3 million in support of letters of credit, respectively.

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

Buckeye’s Credit Facility requires that Buckeye and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio,” both of which are calculated using “Adjusted EBITDA.”  Prior to the restructuring of  Buckeye GP on August 9, 2006, Buckeye’s Credit Facility defined Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, for the four preceding fiscal quarters. Incentive compensation payments were historically included in this definition because Buckeye accounted for them as an expense. Because Buckeye will no longer account for incentive compensation as an expense, it amended its Credit Facility effective as of the restructuring to define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, for the four preceding fiscal quarters. Accordingly, calculations of Buckeye’s Funded Debt Ratio and Fixed Charge Coverage Ratio that include incentive compensation payments that are accounted for as an expense (i.e., those that became payable prior to August 9, 2006) were made using the prior definition of Adjusted EBITDA, and calculations of such ratios beginning in the fourth quarter of 2006 will be made using the current definition.

The Funded Debt Ratio equals the ratio of the long-term debt of Buckeye and certain of its subsidiaries (including the current portion, if any) to Adjusted EBITDA for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At September 30, 2006, Buckeye’s Funded Debt Ratio was 4.50 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of Buckeye’s assets.  Buckeye is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter. As of September 30, 2006, Buckeye’s Fixed Charge Coverage Ratio was 2.65 to 1.00.

At September 30, 2006, Buckeye had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes.  See Note 4 to the condensed consolidated financial statements for a more detailed discussion.

Covenants. The Partnership and its subsidiaries, Services Company, and Buckeye and its Operating Subsidiaries were in compliance with the various covenants of the debt agreements at September 30, 2006.

Derivative Instruments. At September 30, 2006, the Partnership had no trading derivative instruments outstanding.  In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133— “Accounting for Derivative Instruments and Hedging Activities,” Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of its debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $59 thousand during each of the three months ended September 30, 2006 and 2005 and $176 thousand during each of the nine months ended September 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2006 and 2005 were as follows:

	Cash Flows from Operations
	2006	2005
	(In thousands)
Net income	$5,730	$5,618
Value of ESOP shares released	3,047	3,895
Depreciation and amortization	29,445	23,747
Non-controlling interests	74,101	72,143
Changes in current assets and liabilities.	(5,940)	618
Changes in other assets and liabilities	3,721	1,595
Other	3,520	1,416
Total	$113,624	$109,032

Cash flows from operations were $113.6 million for the first nine months of 2006, an increase of $4.6 million over the first nine months of 2005.  Net income was $5.7 million for the first nine months of 2006 and $5.6 million for the same period of 2005.  Depreciation and amortization was $29.4 million for 2006 compared to $23.7 million during the same period in 2005.  The increase principally resulted from recent acquisitions and an increase in assets placed into service during the first nine months of 2006.  Cash used for working capital was $5.9 million compared to cash provided by working capital of $0.6 million in 2005.

During the nine months ended September 30, 2006, cash used for working capital resulted from increases in trade receivables of $1.8 million, construction and pipeline relocation receivables of $1.2 million and prepaid and other current assets of $11.3 million and a decrease in accounts payable of $1.5 million.  The decreases in cash were partially offset by an increase in accrued and other current liabilities of $10.3 million.  The increase in trade receivables is partly due to activity at Buckeye NGL which commenced operations in January 2006.  The increase in construction and pipeline relocations receivables is due to an increase in relocation project activity.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on a 29-mile ammonia pipeline acquired in November 2005.  The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005.  The increase in accrued and other current liabilities is due to activity on the 29-mile ammonia pipeline as well as an increase in amounts accrued by Buckeye for environmental liabilities.

In the first nine months of 2005, cash provided by working capital resulted principally from reductions in construction and pipeline relocation receivables of $1.7 million and prepaid and other current assets of $5.1 million, which were offset by a decrease in accounts payable of $6.7 million.  The reduction in construction and pipeline relocation receivables resulted from the timing of construction projects at year end 2004 compared to the third quarter of 2005.  The reduction in prepaid and other current assets resulted principally from the collection of insurance receivables and amortization of prepaid insurance in the first nine months of 2005.  The decrease in accounts payable resulted principally from the timing of invoice payments at year-end 2004.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 are as follows:

	Investing Activities
	For the Nine Months Ended September 30,
	2006	2005
	(In thousands)
Capital expenditures	$(62,324)	$(51,906)
Investments and acquisitions	(93,330)	(178,813)
Other	5,247	(3,054)
Total	$(150,407)	$(233,773)

In the nine months ended September 30, 2006, Buckeye expended $93.3 million related to acquisitions, including $79.3 million related to Buckeye NGL, $12.5 million related to the acquisition of a Niles, Michigan terminal and approximately $1 million for miscellaneous asset acquisitions.  In the nine months ended September 30, 2005, Buckeye spent approximately $178.8 million related to acquisitions, of which $176.3 million related to the acquisition of the Northeast Pipelines and Terminals and the remainder related to the purchase of the remaining 25% interest in WesPac — Reno from Kealine LLC for $2.5 million.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Nine Months Ended September 30,
	2006	2005
	(In thousands)
Sustaining capital expenditures	$17,735	$9,733
Expansion and cost reduction	44,589	42,173
Total	$62,324	$51,906

The Partnership incurred $17.7 million of sustaining capital expenditures and $44.6 million of expansion and cost reduction expenditures in the first nine months of 2006.  Expansion projects at Buckeye in 2006 include the completion of an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and a capacity expansion in Illinois to handle additional LPG volumes.  Other expansion projects underway in 2006 include various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by Buckeye, and an expansion of the recently completed pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.  The

Memphis International Airport project is owned by WesPac Pipelines — Memphis LLC, a 75%-owned subsidiary of Buckeye.

Buckeye incurred $9.7 million of sustaining capital expenditures and $42.2 million of expansion and cost reduction expenditures in the first nine months of 2005.  Expansion projects at Buckeye in 2005 included a capacity expansion project related to the Laurel pipeline across Pennsylvania, and the construction of the pipeline and terminal facilities to serve the Memphis International Airport.

Buckeye estimates its sustaining capital expenditures will be approximately $25 million to $30 million for all of 2006.

Cash Flows from Financing Activities

As described above, the Partnership raised approximately $168.5 million, net of underwriters’ discount and expenses, in the IPO.  The Partnership used the proceeds from the offering plus available cash from operations and the liquidation of MainLine’s interest expense reserve account and its three derivative instruments, to repay principal and accrued interest on the Term Loan, as well as make a distribution of $7.7 million to the Partnership’s pre-IPO equity owners.

Total distributions by the Partnership, all of which were paid to the pre-IPO equity owners, were $14.3 million, including the $7.7 million described above.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses were approximately $64.1 million, and were used to reduce amounts outstanding under Buckeye’s Credit Facility.

Payments on the ESOP Notes were $4.5 million for the nine months ended September 30, 2006.  Buckeye borrowed $147 million under its Credit Facility and repaid $65 million, principally from the proceeds of the LP Unit offering during the first half of the year.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $83.6 million in the first nine months of 2006 compared to $71.7 million in the first nine months of 2005.  The increase resulted principally from additional LP Units outstanding as a result of Buckeye’s issuance of 2.5 million LP Units in May 2005, the issuance of 1.5 million LP Units in March 2006 and increases in the per-unit distribution amount.

OTHER MATTERS

Accounting Pronouncements

See Note 12 to the Partnership’s unaudited condensed consolidated financial statements for a description of certain new accounting pronouncements issued in the three months ended September 30, 2006.

Forward Looking Statements

Some of the information in this report may contain forward-looking statements.  All statements other than statements of historic fact are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words although some forward-looking statements are expressed differently.  These statements discuss plans, strategies, events or developments that the Partnership expects or anticipates will or may occur in the future.  Specific factors could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.  These factors include, but are not limited to:

•                  the Partnership’s ability to pay distributions to its Unitholders;

•                  the Partnership’s expected receipt of distributions and incentive distributions from Buckeye;

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

•                  the Partnership’s future results of operations;

•                  the Partnership’s liquidity and ability to finance its activities;

•                  market conditions in Buckeye’s industry;

•                  conflicts of interest among Buckeye, its general partner, the Partnership and its general partner;

•                  the treatment of Buckeye or the Partnership as a corporation for federal income tax purposes or if the Partnership or Buckeye become subject to entity-level taxation for state tax purposes; and

•                  the impact of governmental legislation and regulation on the Partnership and Buckeye.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Partnership believes that it has chosen these assumptions or bases in good faith and that they are reasonable. However, you are cautioned that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Partnership’s registration statement on Form S-1, as amended (Registration No. 333-133433) as filed with the Securities and Exchange Commission, including those described in the “Risk Factors” section of the registration statement.  The Partnership will not update these statements unless the securities laws require it to do so.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Trading Instruments

Currently the Partnership does not engage in hedging activity with respect to trading instruments.

Market Risk – Other than Trading Instruments

The Partnership and Buckeye are exposed to risk resulting from changes in interest rates.  Neither company has material commodity or foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes), and Buckeye and the Partnership are exposed to cash flow risk with respect to their variable rate obligations (the Credit Agreement and Buckeye’s Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of a company’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Agreement and Buckeye’s Credit Facility will rise or fall depending on changes in interest rates.

At September 30, 2006, Buckeye had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes. Services Company had fixed debt obligations of approximately $28.8 million at September 30, 2006 of its 3.60% ESOP Notes.  The fair value of these obligations at September 30, 2006 was approximately $845 million. A 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $66 million.  The Partnership did not have any balances outstanding under its Credit Agreement. Buckeye’s variable debt obligation under Buckeye’s Credit Facility was $132 million. Based on the balances outstanding at September 30, 2006, a 1% increase or decrease in interest rates would increase or decrease consolidated annual interest expense by $1.3 million.

In accordance with requirements under the Prior Term Loan, MainLine had purchased an interest rate cap from Goldman Sachs Capital Markets, L.P. on a notional amount of $50 million for $375,000.  In accordance with requirements under the Term Loan, MainLine had also entered into two interest rate swap agreements with Goldman Sachs Capital Markets L.P.  MainLine designated these transactions as hedges of its cash flow risk associated with the Term Loan.  In connection with the Partnership’s IPO and the repayment of the $169.0 million Term Loan, the Partnership liquidated its interest rate cap and the two interest rate swaps which reduced interest and debt expense by $1.9 million in the third quarter of 2006.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—”Accounting for Derivative Instruments and Hedging Activities”, Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of its debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $59 thousand during each of the three months ended September 30, 2006 and 2005 and $176 thousand during each of the nine months ended September 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The management of the Partnership, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for the Partnership as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)           Change in Internal Control over Financial Reporting

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Buckeye has received penalty assessments from the Internal Revenue Service (“IRS”) in the aggregate amount of $4.3 million based on a failure to file excise tax information returns relating to its terminal operations from January 2005 through February 2006.  Buckeye filed the information returns with the IRS on May 10, 2006.  The Partnership believes Buckeye had reasonable cause for the failure to file the information returns on a timely basis, and Buckeye intends to seek the elimination of the asserted penalties.  The asserted penalties are for the failure to file information returns rather than any failure to pay taxes due as no taxes were owed by Buckeye in connection with such information returns.  The timing or outcome of this claim, and the total costs to be incurred by Buckeye in connection therewith, cannot be reasonably estimated at this time.

Item 1A.  Risk Factors

Please carefully read the Risk Factors set forth in the Partnership’s Registration Statement on Form S-1, as amended (Registration No. 333-133433) as filed with the Securities and Exchange Commission, which Risk Factors are hereby incorporated by reference into this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2006, the registration statement on Form S-1 (SEC File No. 333-133433) as amended, that the Partnership filed with the SEC relating to its IPO became effective. The managing underwriters were Goldman, Sachs & Co., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC. Under the registration statement, the Partnership was offering up to 14.1 million common units with an aggregate price of up to $340,515,000.  The closing date of the IPO was August 9, 2006, and on that date the Partnership sold 10.5 million common units at $17.00 per common unit, or $178.5 million in the aggregate. The Partnership used the proceeds from the offering to:

•                  pay the underwriting discount ($9.1 million);

•                  repay a portion of the MainLine term loan ($164.2 million);

•                  replenish working capital ($0.5 million); and

•                  pay a distribution to the pre-IPO equity owners of MainLine ($4.6 million, which constituted a direct or indirect payment to directors and officers of MainLine Management LLC, the general partner of the Partnership, or their associates or holders of 10 percent or more of classes of the Partnership’s equity securities).

From the effective date of the registration statement to September 30, 2006, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the common units for underwriting discounts and commissions, finders’ fees and expenses paid to or for underwriters is $9.1 million as specified in the first bullet point above, plus a reasonable estimate of $0.8 million for other expenses resulting in estimated total expenses of $9.9 million.

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

10.9

Supplement to Pledge Agreement - Additional Pledgor, dated as of September 15, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto

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

BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC
as General Partner

Date: November 6, 2006	By:	ROBERT B. WALLACE
Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)