Form 10-K
period 2006-12-31
Buckeye GP Holdings L.P.
filed 2007-03-26
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  (Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to

Commission file number 001-32963

Buckeye GP Holdings L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3776228
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification number)

Five TEK Park
9999 Hamilton Blvd.
Breinigsville, Pennsylvania	18031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 904-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Units representing limited partnership interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There was no public market for the registrant’s common units as of June 30, 2006 (the last business day of its most recently completed second fiscal quarter).

As of March 22, 2007 there were 26,938,000 Common Units and 1,362,000 Management Units outstanding.

PART I

Item 1.                        Business

Buckeye GP Holdings L.P.

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded master limited partnership (NYSE symbol: BGH) organized on June 15, 2006 under the laws of the state of Delaware. BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (the “Partnership” or “Buckeye”). The Partnership is also a publicly traded (NYSE symbol: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware. BGH’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 37% by the public and approximately 9% by certain members of Buckeye GP’s senior management. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly-owned by Carlyle/Riverstone.

BGH’s only business is the ownership of Buckeye GP. Buckeye GP’s only business is the management of the Partnership and its subsidiaries. At December 31, 2006, Buckeye GP owned an approximate 0.6% interest in the Partnership. Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (“MainLine” or the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of, and owns an approximate 1% interest in, certain of the Partnership’s operating subsidiaries.

BGH was formed on June 15, 2006 in order to facilitate the reorganization of MainLine and its affiliates and to effect an initial public offering (“IPO”) of BGH common units. The reorganization and IPO occurred on August 9, 2006 and, prior to such date, BGH had no activity. Prior to the reorganization, MainLine owned and controlled Buckeye GP. On August 9, 2006, BGH sold 10.5 million common units in the IPO, the net proceeds of which were approximately $168.3 million. BGH used the net proceeds from the IPO, along with cash on hand, to repay all of the then-outstanding indebtedness of MainLine and to make distributions to its pre-IPO equity owners. The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units (“Common Units”) and management units (“Management Units”).

BGH’s only cash-generating asset is its ownership interest in Buckeye GP.  Buckeye GP generates cash and earnings primarily through its ownership of the general partner interest along with incentive distribution rights in Buckeye, and its approximate one percent general partner interest in certain of the Buckeye’s operating subsidiaries. BGH’s cash flow is, therefore, directly dependent upon the ability of the Partnership and its operating subsidiaries to make cash distributions to its partners. The actual amount of cash that BGH will have available for distribution will depend primarily on Buckeye’s ability to generate cash beyond its working capital requirements.

Buckeye Partners, L.P.

The Partnership is principally engaged in the transportation, terminalling and storage of refined petroleum products for major integrated oil companies, large refined products marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies and performs pipeline construction activities, generally for these same customers.

The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 17 states, and operates approximately 2,500 miles of other pipelines under agreements with major oil and chemical companies. As of December 31, 2006, the Partnership also owns and operates

45 active refined petroleum products terminals with aggregate storage capacity of approximately 17.6 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

The Partnership’s pipelines service approximately 100 delivery locations, transporting refined petroleum products, including gasoline, jet fuel, diesel fuel, heating oil, kerosene and natural gas liquids, from major supply sources to terminals and airports located within end-use markets. These pipelines also transport other refined products, such as propane and butane, refinery feedstocks and blending components. The Partnership’s transportation services are typically provided on a common carrier basis under published tariffs for customers. The Partnership’s geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business. The Partnership is an independent transportation provider that is not affiliated with any oil company or marketer of refined petroleum products and generally does not own the petroleum products that it transports.

The Partnership currently conducts all of its operations through seven operating subsidiaries, which are referred to as the “Operating Subsidiaries”:

•       Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), which owns an approximate 2,643-mile interstate common carrier refined petroleum products pipeline system serving major population centers in eight states. It is the primary jet fuel transporter to John F. Kennedy International Airport (“JFK”), LaGuardia Airport, Newark Liberty International Airport and certain other airports within its service territory.

•       Laurel Pipe Line Company, L.P. (“Laurel”), which owns an approximate 345-mile refined petroleum products pipeline connecting five Philadelphia area refineries to 10 delivery points across Pennsylvania.

•       Wood River Pipe Lines LLC (“Wood River”), which owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in Illinois, Indiana, Missouri and Ohio.

•       Buckeye Pipe Line Transportation LLC (“BPL Transportation”), which owns a refined petroleum  products pipeline system with aggregate mileage of approximately 478 miles located in New Jersey, New York, and Pennsylvania.

•       Everglades Pipe Line Company, L.P. (“Everglades”), which owns an approximate 37-mile intrastate common carrier refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. It is the primary jet fuel provider to Miami International Airport.

•       Buckeye NGL Pipe Lines LLC (“Buckeye NGL”), which owns an approximate 350-mile natural gas liquids pipeline, acquired in January 2006, extending generally from the Wattenberg, Colorado area to Bushton, Kansas.

•       Buckeye Pipe Line Holdings, L.P. (“BPH”), which, through its subsidiary Buckeye Terminals, LLC (“Buckeye Terminals”), owns (or in certain instances leases from other Operating Subsidiaries) and operates 45 refined petroleum products terminals with aggregate storage capacity of approximately 17.6 million barrels. BPH also owns interests in 574 miles of pipelines in the Midwest, Southwest and West Coast. BPH operates, through its subsidiary Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), pipelines in the Gulf Coast region for third parties. BPH also holds minority stock interests in two midwest refined petroleum products pipelines and a natural gas liquids pipeline system.

Beginning in the fourth quarter of 2004 and continuing into 2006, the Partnership substantially expanded its business operations through equity investments and asset acquisitions of approximately $850.0 million. BGH’s operations are presented in three reportable operating segments: (i) Pipeline Operations, (ii) Terminalling and Storage and (iii) Other Operations.

The following chart depicts the Partnership’s and BGH’s ownership structure as of December 31, 2006.

Ownership percentages in the chart are approximate.

Business Activities

The following discussion describes the business activities of BGH’s operating segments, which are the same as the Partnership’s operating segments. Detailed information regarding revenues, operating income and total assets of each segment can be found in Note 20, Segment Information, to BGH’s consolidated financial statements.

Pipeline Operations

The Partnership owns and operates petroleum products pipelines which receive refined petroleum products from refineries, connecting pipelines and bulk and marine terminals, and transports those products to other locations. In 2006, the Pipeline Operations segment accounted for approximately 76% of BGH’s consolidated revenues.

The Partnership transported an average of approximately 1,450,300 barrels of refined petroleum products per day in 2006. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

Volume and Percentage of Petroleum Products Transported(1)
(Volume in thousands of barrels per day)

	Year ended December 31,
	2006		2005		2004
	Volume	Percent	Volume	Percent	Volume	Percent
Gasoline	722.3	49.8%	721.2	52.0%	609.0	50.7%
Jet fuels	351.3	24.2	319.6	23.1	273.1	22.8
Middle distillates(2)	324.2	22.4	323.6	23.4	293.0	24.4
Natural gas liquids	19.8	1.4	—	—	—	—
Other products	32.7	2.2	21.0	1.5	25.5	2.1
Total	1,450.3	100.0%	1,385.4	100.0%	1,200.6	100.0%

(1)          Excludes local product transfers.

(2)          Includes diesel fuel, heating oil, kerosene and other middle distillates.

Pipelines in BGH’s Pipeline Operations segment provide transportation service in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Pennsylvania—New York—New Jersey

Buckeye Pipe Line serves major population centers in Pennsylvania, New York and New Jersey through approximately 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). Buckeye Pipe Line leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to JFK and LaGuardia airports and to commercial refined petroleum products terminals at Long Island City and

Inwood, New York. These pipelines supply JFK, LaGuardia and Newark airports with substantially all of each airport’s jet fuel requirements.

In addition, BPL Transportation’s pipeline system delivers refined petroleum products from the Valero refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York. A portion of the pipeline system extends from Paulsboro, New Jersey to deliver products to Malvern, Pennsylvania. From Malvern, a pipeline segment delivers refined products to locations in upstate New York, while another segment delivers products to central Pennsylvania. Two shorter pipeline segments connect the Valero refinery to the Colonial pipeline system and the Philadelphia International Airport, respectively.

The Laurel pipeline system transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio

Buckeye Pipe Line and Norco Pipe Line Company, LLC (“Norco”), a subsidiary of BPH, transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit and East Chicago, Indiana. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo; Ohio, and Pittsburgh, Pennsylvania.

Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the midwestern United States. Refined petroleum products are received at the ConocoPhillips Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis, Missouri area, to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye Pipe Line’s pipeline in Lima, Ohio. At the Partnership’s tank farm located in Hartford, Illinois, one of Wood River’s pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to the Partnership’s 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana.  Wood River also owns an approximately 26-mile pipeline that extends from Marathon’s Wood River Station in southern Illinois to a third party terminal in the East St. Louis, Missouri area.

Colorado—Kansas

Buckeye NGL transports natural gas liquids via an approximate 350-mile pipeline, acquired in January 2006, which extends generally from the Wattenberg, Colorado area to Bushton, Kansas.

Other Refined Products Pipelines

Buckeye Pipe Line serves Connecticut and Massachusetts through an approximate 112-mile pipeline (the “Jet Lines System”) that carries refined petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

Everglades transports primarily jet fuel on an approximate 37-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

WesPac Pipelines—Reno LLC (“WesPac Reno”) owns an approximate 3.0 mile pipeline serving the Reno/Tahoe International Airport. WesPac Pipelines—San Diego LLC (“WesPac San Diego”) owns an approximate 4.3 mile pipeline serving the San Diego International Airport. WesPac Pipelines—Memphis

LLC (“WesPac Memphis”) owns and operates an approximate 11-mile pipeline and related terminal facilities that  primarily serve Federal Express Corporation at the Memphis International Airport. Each of the WesPac entities originally was a joint venture between BPH and Kealine Partners LLC. In May 2005, BPH purchased the membership interest in WesPac Reno owned by Kealine Partners for approximately $2.5 million. Since this purchase, BPH has owned 100% of WesPac Reno. BPH has a 75% ownership interest in WesPac Memphis and a 50% ownership interest in WesPac San Diego. Kealine Partners owns the remaining interest in these two joint ventures. As of December 31, 2006, the Partnership had provided $52.8 million in intercompany financing  to these WesPac entities.

Equity Investments

BPH owns a 24.99% equity interest in West Shore Pipe Line Company (“West Shore”). West Shore owns a pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are major oil companies. The pipeline is operated under contract by Citgo Pipeline Company.

BPH also owns a 20% equity interest in West Texas LPG Pipeline Limited Partnership (“WTP”). WTP owns a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation.  The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields located in west and central Texas. The majority owners and the operators of WTP are affiliates of ChevronTexaco, Inc.

BPH also owns a 40% equity interest in Muskegon Pipeline LLC (“Muskegon”). The majority owner of Muskegon is Marathon Pipe Line LLC (“Marathon”). Muskegon owns an approximate 170-mile pipeline that delivers petroleum products from Griffith, Indiana to Muskegon, Michigan. The pipeline is operated by Marathon Pipe Line LLC.

Terminalling and Storage

Through BPH and its subsidiary, Buckeye Terminals, LLC, BGH’s Terminalling and Storage segment owns and operates 45 terminals located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania that provide bulk storage and throughput services and have the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products. In addition, Buckeye Terminals owns four currently idle terminals with an aggregate storage capacity of approximately 863,000 barrels. In 2006, the Terminalling and Storage segment accounted for approximately 18% of BGH’s consolidated revenue.

The Partnership’s refined petroleum products terminals receive products from pipelines (and, in certain cases, barges) and distribute them to third parties, who in turn deliver them to end-users and retail outlets. The Partnership’s refined petroleum products terminals play a key role in moving refined products to the end-user market by providing storage and inventory management, distribution, blending to achieve specified grades of gasoline, and other ancillary services that include the injection of ethanol and other additives. Typically, the Partnership’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.

The Partnership’s refined petroleum products terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined petroleum products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership’s revenues are generated by charging customers fees for blending and injecting additives, and, in certain instances, leasing terminal capacity to customers on either a short-term or long-term basis. Of the Partnership’s 45 refined petroleum products terminals, 32 are connected to the Partnership’s pipelines and 13 are not.

The table below sets forth the total average daily throughput for the refined petroleum products terminals in each of the years presented:

	Year Ended December 31,
	2006	2005	2004
Refined products throughput (barrels per day)	494,300	419,200	160,900

The following table outlines the number of terminals and storage capacity in barrels (“bbls”) by state as of December 31, 2006:

State	Number of Terminals	Storage Capacity
		(In thousands of bbls)
Illinois	5	1,574
Indiana	9	6,847
Massachusetts	1	106
Michigan	6	1,792
Missouri	2	345
New York	9	2,067
Ohio	9	3,501
Pennsylvania	4	1,372
Total	45	17,604

Other Operations

The business of BGC’s Other Operations segment consists primarily of pipeline operation and maintenance services and pipeline construction services for third parties pursuant to contractual arrangements. BGC is a contract operator of pipelines owned in Texas by major petrochemical companies. At December 31, 2006, BGC had 14 operations and maintenance contracts in place to operate and maintain approximately 2,500 miles of pipeline. In addition, BGC owns an approximate 23-mile pipeline located in Texas and leases a portion of the pipeline to a third-party chemical company. Subsidiaries of BGC also own an approximate 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas. Volumes of crude butadiene are transported on this line, known as the Sabina pipeline. BGC also owns and operates an ammonia pipeline located in Texas that was acquired in November 2005. In addition, BGC provides engineering and construction management services to major chemical companies in the Gulf Coast area. In 2006, the Other Operations segment accounted for approximately 6% of  BGH’s consolidated revenue.

Competition and Other Business Considerations

The Operating Subsidiaries conduct business without the benefit of exclusive franchises from government entities. In addition, the Operating Subsidiaries’ pipeline operations generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. The Operating Subsidiaries generally do not own the products they transport. Demand for the services provided by the Operating Subsidiaries derives from demand from end users for petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through the Operating Subsidiaries’ pipelines. Demand for refined petroleum products is primarily a function of price, prevailing general economic conditions and weather. The Operating Subsidiaries’ businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.

The consolidated Buckeye customer base was approximately 214 customers in 2006 and 160 customers in 2005. Affiliates of Shell contributed 11% in 2006 and 13% in 2005 of consolidated BGH revenue. For the year ended December 31, 2004, no customer contributed more than 10% of consolidated revenue. Approximately 5% of the 2006 consolidated revenue was generated by Shell in the Pipeline Operations segment; the remaining 6% of consolidated revenue was in the Terminalling and Storage segment. The 20 largest customers accounted for 53% and 63% of consolidated BGH revenue in 2006 and 2005, respectively.

Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Subsidiaries’ most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Subsidiaries’ pipeline system will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Subsidiaries in particular locations.

The Operating Subsidiaries compete with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Mt. Vernon, Indiana and Cincinnati, Ohio, and locations on the Mississippi River such as St. Louis, Missouri.

Trucks competitively deliver refined products in a number of areas served by the Operating Subsidiaries. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for smaller volumes in many local areas served by the Operating Subsidiaries. The availability of truck transportation places a significant competitive constraint on the ability of the Operating Subsidiaries to increase their tariff rates.

Privately arranged exchanges of refined petroleum products between marketers in different locations are another form of competition. Generally, such exchanges reduce both parties’ costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Partnership’s business is largely driven by the consumption of fuel in its delivery areas and the Operating Subsidiaries’ pipelines have numerous source points, BGH does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Partnership. Certain of the pipelines which were acquired from Shell on October 1, 2004 emanate from a refinery owned by ConocoPhillips and located in the vicinity of Wood River, Illinois. While these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery could have a negative impact on volumes delivered through these pipelines.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information—Competition and Other Business Conditions.”

The Operating Subsidiaries’ mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, operations have been only moderately seasonal, with somewhat lower than average volumes being transported during March, April and May and somewhat higher than average volumes being transported in November, December and January.

Many of the general competitive factors discussed above, such as demand for refined petroleum products and competitive threats from methods of transportation other than pipelines, also impact the Partnership’s terminal operations. In addition, the Partnership’s terminals generally compete with other terminals in the same geographic market.  Many competitive terminals are owned by major integrated oil companies. These major oil companies may have the opportunity for product exchanges that are not available to the Partnership’s terminals. While the Partnership’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end users such as retail gas stations.

Other independent pipeline companies, engineering firms, major integrated oil companies and petrochemical companies compete with BGC to operate and maintain pipelines for third-party owners. In addition, in many instances it is more cost-effective for petrochemical companies to operate and maintain their own pipelines than to enter into agreements for BGC to operate and maintain such pipelines. Numerous engineering and construction firms compete with BGC for pipeline construction business.

Employees

None of BGH, the Partnership or any of the Operating Subsidiaries have any employees. The Operating Subsidiaries are managed and operated by employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation (“Services Company”). Services Company is reimbursed by the Operating Subsidiaries pursuant to a services agreement for the cost of providing employee services. Similarly, compensation and benefit costs for the four highest-salaried officers are reimbursed by BGH to Services Company pursuant to an Executive Employment Agreement (see Note 1 to BGH’s consolidated financial statements). In December 2006, Services Company had a total of 867 full-time employees, 171 of whom were represented by two labor unions. The Operating Subsidiaries (and their predecessors) have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

The Partnership makes capital expenditures in order to maintain and enhance the safety and integrity of its pipelines, terminals and related assets, to expand the reach or capacity of its pipelines and terminals, to improve the efficiency of its operations and to pursue new business opportunities. See “Pipeline and Terminal Maintenance and Safety Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

During 2006, the Partnership made approximately $92.8 million of capital expenditures, of which $30.2 million related to maintenance and integrity projects and $62.6 million related to expansion and cost reduction projects.

In 2007, the Partnership anticipates capital expenditures of approximately $80.0 million, of which approximately $30.0 million is projected to be sustaining capital expenditures for maintenance and integrity projects and approximately $50.0 million is projected to be for expansion and cost reduction projects. See “Pipeline and Terminal Maintenance and Safety Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

BGH’s capital expenditures are not significant.

Regulation

General

Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and Norco operate pipelines subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and non-discriminatory. FERC regulations also enforce common carrier obligations and specify a uniform system of accounts. In addition, the Operating Subsidiaries are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

The Operating Subsidiaries are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety. The Partnership’s Laurel subsidiary operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission. The Partnership’s Wood River subsidiary operates a pipeline in intrastate service in Illinois and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

FERC Rate Regulation

The generic oil pipeline rate regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology, that allows a pipeline to change its rates in accordance with an index (currently the change in the Producer Price Index plus 1.3%) that FERC believes reflects cost changes appropriate for application to pipeline rates. The tariff rates of each of Wood River, BPL Transportation, Buckeye NGL and Norco are governed by this generic FERC index methodology, and therefore are subject to change annually according to the index. If PPI +1.3% is negative, then Wood River, BPL Transportation, Buckeye NGL and Norco could be required to reduce their rates if they exceed the new maximum allowable rate.

In addition, FERC had a longstanding rule that pass-through entities, like the Partnership and the Operating Subsidiaries, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates that are based on their cost of service. (Buckeye GP believes only a small percentage of the Partnership’s limited partnership units are held by corporations). Further, in a July 2004 decision involving an unrelated pipeline limited partner, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, the FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity’s public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity’s partners. Whether a pipeline’s owners have an actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. This policy was applied by FERC in June 2005 with an order involving an unrelated pipeline limited partnership. FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the ultimate owners of those interests had an actual or potential income tax obligation during the periods at issue.  In December 2005, FERC reaffirmed its new income tax allowance policy as it applied to that pipeline.  FERC’s tax allowance policy has been appealed to the United States Court of Appeals for the District of Columbia Circuit.  The ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances.

A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of the Partnership’s Operating Subsidiaries. If a challenge were brought and FERC were to find that some of the indexed rates exceed either the maximum allowable rate or levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, BGH’s results of operations could be adversely affected.

Under FERC’s rules, as an alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. The final rules became effective on January 1, 1995.

Buckeye Pipe Line’s rates are governed by an exception to the rules discussed above, pursuant to specific FERC authorization. Buckeye Pipe Line’s market-based rate regulation program was initially approved by FERC in March 1991 and was subsequently extended in 1994. Under this program, in markets where Buckeye Pipe Line does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15% over any two-year period (the “rate cap”), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a “trigger” equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2%. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye Pipe Line was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume-weighted average rate increase in markets where Buckeye Pipe Line does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume-weighted average rate decrease in markets where Buckeye Pipe Line does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye Pipe Line’s rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye Pipe Line has acquired significant market power in markets previously found to be competitive.

The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line’s program. BGH cannot predict the impact that any change to Buckeye Pipe Line’s rate program would have on Buckeye Pipe Line’s operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

Environmental Regulation

The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although Buckeye believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to the Partnership. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters.”

The Oil Pollution Act of 1990 (“OPA”) amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act (“CWA”), and other statutes as they pertain to the prevention of and response to petroleum product spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for the discharge of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground.

Contamination resulting from spills or releases of refined petroleum products sometimes occurs in the petroleum pipeline industry. The Operating Subsidiaries’ pipelines cross numerous navigable rivers and streams. Although BGH believes that the Operating Subsidiaries comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.

The Resource Conservation and Recovery Act (“RCRA”), as amended, establishes a comprehensive program of regulation of “hazardous wastes.” Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes typically generated by pipeline operations are considered “hazardous wastes.”

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” governs the release or threat of release of a “hazardous substance.” Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate “hazardous substances.”  As a result, to the extent a hazardous substance generated by the Operating Subsidiaries or their predecessors may have been released or disposed of in the past, the Operating Subsidiaries may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency (“EPA”), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a “hazardous substance,” the property or right-of-way of the Operating Subsidiaries may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Subsidiaries may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air. The Amendments required states to develop facility-wide permitting programs over the past several years to comply with new federal programs. Existing operating and air-emission requirements like those currently imposed on the Operating Subsidiaries are being reviewed by appropriate state agencies in connection with the new facility-wide permitting program. It is possible that new or more stringent controls will be imposed on the Operating Subsidiaries through this program.

The Operating Subsidiaries are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines operated by the Operating Subsidiaries are subject to regulation by the United States Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), which governs the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. The Partnership has a drug and alcohol testing program that complies in all material respects with the regulations promulgated by the Office of Pipeline Safety and DOT.

HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks were required to be qualified under the program by October 28, 2002. The Partnership filed its written plan and has qualified its employees and contractors as required and requalified the employees under its plan in 2005. On March 31, 2001, DOT’s rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective. This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop “Baseline Assessment Plans” for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in intervals not to exceed five years. The Partnership has implemented an Integrity Management Program in compliance with the requirements of this rule.

In December 2002, the Pipeline Safety Improvement Act of 2002 (“PSIA”) became effective. The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press. Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation. The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. The Partnership implemented a public education program that complies with these requirements and the requirements of the American Petroleum Institute Recommended Practice 1162. While the PSIA imposes additional operating requirements on pipeline operators, Buckeye GP does not believe that costs of compliance with the PSIA are likely to be material.

The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”), which became effective on December 24, 2006, among other things, reauthorized HLPSA, strengthened damage prevention measures designed to protect pipelines from excavation damage, removed the exemption from regulation of pipelines operating at less than 20 percent of maximum yield strength in rural areas, and required pipeline operators to manage human factors in pipeline control centers, including controller fatigue. While the PIPES Act imposes additional operating requirements on pipeline operators, Buckeye GP does not believe that costs of compliance with the PIPES Act are likely to be material.

The Partnership also has certain contractual obligations to Shell for testing and maintenance of certain of the pipelines that the Partnership acquired from Shell in October 2004. In 2003, Shell entered into a consent decree with the EPA arising out of a June 1999 incident unrelated to the assets acquired by the Partnership. The consent decree included requirements for testing and maintenance of two of the pipelines (the “North Line” and the “East Line”) acquired from Shell, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. In the purchase agreement with Shell, the Partnership agreed to perform, at its own expense, the work required of Shell on the North Line and the East Line under the consent decree. The Partnership’s obligations to Shell with respect to the consent decree extend to approximately 2008, a date five years from the date of the consent decree.

Buckeye believes that the Operating Subsidiaries currently comply in all material respects with HLPSA, the PSIA, the PIPES Act and other pipeline safety laws and regulations. However, the industry, including the Partnership, will incur additional pipeline and tank integrity expenditures in the future, and the Partnership is likely to incur increased operating costs based on these and other government regulations. During 2006, the Partnership’s integrity expenditures for these programs were approximately $20.1 million (of which $9.6 million was capitalized and $10.5 million was expensed). The Partnership expects 2007 integrity expenditures for these programs to be approximately $23 million of which approximately $13 million will be capitalized and $10 million will be expense.

The Operating Subsidiaries are also subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The Partnership believes that the Operating Subsidiaries’ operations comply in all material respects with OSHA requirements, including general industry standards, record-keeping, hazard communication requirements, training and monitoring of occupational exposure to benzene, asbestos and other regulated substances.

BGH cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations could increase operating costs and impose additional capital expenditure requirements, but the Partnership does not presently expect that such costs or capital expenditure requirements would have a material adverse effect on its results of operations or financial condition.

Tax Considerations for Unitholders

This section is a summary of material tax considerations that may be relevant to holders (“Unitholders”) of BGH common units (“Common Units”). It is based upon the Internal Revenue Code of 1986, as amended, regulations promulgated thereunder and current administrative rulings and court decisions, all of which are subject to change. Subsequent changes in such authorities may cause the tax consequences to vary substantially from the consequences described below. Unless the context otherwise requires, references in this section to “us,” “we,” or “our” are references to BGH.

No attempt has been made in the following discussion to comment on all federal income tax matters affecting BGH or the Unitholders. Moreover, the discussion focuses on Unitholders who are individual citizens or residents of the United States and has only limited application to corporations, estates, trusts, non-resident aliens or other Unitholders subject to specialized tax treatment, such as tax-exempt institutions, foreign persons, individual retirement accounts, REITs or mutual funds.  UNITHOLDERS ARE URGED TO CONSULT, AND SHOULD DEPEND ON, THEIR OWN TAX ADVISORS IN ANALYZING THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OR DISPOSITION OF COMMON UNITS.

Characterization of BGH for Tax Purposes

A partnership is not a taxable entity and incurs no federal income tax liability. Instead, partners are required to take into account their respective allocable share of items of income, gain, loss and deduction of the partnership in computing their federal income tax liability, regardless of whether distributions are made. Distributions of cash by a partnership to a partner are generally not taxable unless the amount of cash distributed to a partner is in excess of the partner’s tax basis in his partnership interest. Allocable shares of partnership tax items are generally determined by a partnership agreement. However, the IRS may disregard such an agreement in certain instances and re-determine the tax consequences of partnership operations to the partners.

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships (such as BGH) will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.”  Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, and most importantly for Unitholders “income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber),” and gain from the sale or disposition of capital assets that produce such income. BGH’s share of any such income from Buckeye also would constitute qualifying income to BGH.

Buckeye is engaged primarily in the refined petroleum products transportation business. BGH believes that at least 90% or more of Buckeye’s gross income constitutes, and has constituted, qualifying income and, accordingly, that Buckeye will continue to be classified as a partnership and not as a corporation for federal income tax purposes. BGH’s only cash generating asset is its ownership interest in the Buckeye GP, which owns general partner interests and incentive distributions rights in Buckeye and general partner interests in Buckeye’s operating subsidiaries. BGH believes that at least 90% or more of its gross income constitutes, and has constituted, qualifying income and, accordingly, that BGH will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

If BGH fails to meet the Qualifying Income Exception, other than a failure that is determined by the IRS to be inadvertent and that is cured within a reasonable time after discovery, BGH will be treated as if it had transferred all of its assets, subject to liabilities, to a newly formed corporation, on the first day of the year in which it fails to meet the Qualifying Income Exception, in return for stock in that corporation, and then distributed that stock to its Unitholders in liquidation of their interests in BGH. This contribution and liquidation should be tax-free to Unitholders and BGH so long as BGH, at that time, does not have liabilities in excess of the tax basis of its assets. Thereafter, BGH would be treated as a corporation for federal income tax purposes.

If BGH were taxable as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, BGH’s items of income, gain, loss and deduction would be reflected only on BGH’s tax return rather than being passed through to the Unitholders, and BGH’s net income would be taxed to it at corporate rates. Moreover, if Buckeye were taxable as a corporation in any taxable year, BGH’s share of Buckeye’s items of income, gain, loss and deduction would not be passed through to BGH, and Buckeye would pay tax on its income at corporate rates. If BGH or Buckeye were taxable as corporations, losses recognized by Buckeye would not flow through to BGH and losses recognized by BGH would not flow through to BGH’s Unitholders, as the case may be. In addition, any distribution made by BGH to a Unitholder (or by Buckeye to BGH) would be treated as either taxable dividend income, to the extent of current or accumulated earnings and profits, or, in the absence of earnings and profits, a nontaxable return of capital, to the extent of the Unitholder’s tax basis in his Common Units (or BGH’s tax basis in BGH’s aggregate interest in Buckeye), or taxable capital gain, after the Unitholder’s tax basis in his Common Units (or BGH’s tax basis in BGH’s aggregate interest in Buckeye) is reduced to zero. Accordingly, taxation of either BGH or Buckeye as a corporation would result in a material reduction in a Unitholder’s cash flow and after-tax return.

Flow-Through of Taxable Income

BGH will not pay any federal income tax. Instead, each Unitholder will be required to report on his income tax return his share of BGH’s income, gains, losses and deductions without regard to whether corresponding cash distributions are received by him. Consequently, BGH may allocate income to a Unitholder even if he has not received a cash distribution. Each Unitholder will be required to include in income his allocable share of BGH’s income, gains, losses and deductions for BGH’s taxable year ending with or within his taxable year. BGH’s taxable year ends on December 31.

Treatment of BGH’s Distributions

Distributions by us to a Unitholder generally will not be taxable to the Unitholder for federal income tax purposes to the extent of his tax basis in his Common Units immediately before the distribution. BGH’s cash distributions in excess of a Unitholder’s tax basis generally will be considered to be gain from the sale or exchange of the Common Units. Any reduction in a Unitholder’s share of BGH’s liabilities for which no partner, including BGH’s general partner, bears the economic risk of loss, known as “nonrecourse liabilities,” will be treated as a distribution of cash to that Unitholder. To the extent BGH’s distributions cause a Unitholder’s “at risk” amount to be less than zero at the end of any taxable year, the Unitholder must recapture any losses deducted in previous years.

A decrease in a Unitholder’s percentage interest in BGH because of the issuance of additional Common Units will decrease his share of BGH’s nonrecourse liabilities, and thus will result in a corresponding deemed distribution of cash. A non-pro rata distribution of money or property may result in ordinary income to a Unitholder, regardless of his tax basis in his Common Units, if the distribution reduces the Unitholder’s share of BGH’s “unrealized receivables,” including depreciation recapture, and/or substantially appreciated “inventory items,” both as defined in the Internal Revenue Code, and collectively, “Section 751 Assets.”  To that extent, he will be treated as having been distributed his proportionate share of the Section 751 Assets and having exchanged those assets with us in return for the non-pro rata portion of the actual distribution made to him. This latter deemed exchange will generally result in the Unitholder’s realization of ordinary income, which will equal the excess of (1) the non-pro rata portion of that distribution over (2) the Unitholder’s tax basis for the share of Section 751 Assets deemed relinquished in the exchange.

Basis of Common Units

A Unitholder will have an initial tax basis for its Common Units equal to the amount paid for the Common Units plus its share of BGH’s liabilities. A Unitholder’s tax basis will be increased by his share of BGH’s income and by any increase in his share of BGH’s liabilities. A Unitholder’s basis will be decreased, but not below zero, by its share of BGH’s distributions, by its share of BGH’s losses, by any decrease in its share of BGH’s liabilities and by its share of BGH’s expenditures that are not deductible in computing BGH’s taxable income and are not required to be capitalized.

Loss Limitations

The deduction by a Unitholder of his share of BGH’s losses will be limited to the tax basis in his Common Units and, in the case of an individual Unitholder or a corporate Unitholder, if more than 50% of the value of the corporate Unitholder’s stock is owned directly or indirectly by five or fewer individuals or some tax-exempt organizations, to the amount for which the Unitholder is considered to be “at risk” with respect to BGH’s activities, if that is less than his tax basis. A Unitholder must recapture losses deducted in previous years to the extent that distributions cause his at risk amount to be less than zero at the end of any taxable year. Losses disallowed to a Unitholder or recaptured as a result of these limitations will carry forward and will be allowable to the extent that his tax basis or at risk amount, whichever is the limiting factor, is subsequently increased. Upon the taxable disposition of a Common Unit, any gain recognized by a Unitholder can be offset by losses that were previously suspended by the at risk limitation but may not be offset by losses suspended by the basis limitation. Any excess loss above that gain previously suspended by the at risk or basis limitations is no longer utilizable.

In general, a Unitholder will be at risk to the extent of the tax basis of his Common Units, excluding any portion of that basis attributable to his share of BGH’s nonrecourse liabilities, reduced by any amount of money he borrows to acquire or hold his Common Units, if the lender of those borrowed funds owns an interest in BGH, is related to the Unitholder or can look only to the Common Units for repayment. A Unitholder’s at risk amount will increase or decrease as the tax basis of the Unitholder’s Common Units increases or decreases, other than tax basis increases or decreases attributable to increases or decreases in his share of BGH’s nonrecourse liabilities.

The passive loss limitations generally provide that individuals, estates, trusts and some closely-held corporations and personal service corporations can deduct losses from passive activities, which are generally corporate or partnership activities in which the taxpayer does not materially participate, only to the extent of the taxpayer’s income from those activities. The passive loss limitations are applied separately with respect to each publicly traded partnership. However, the application of the passive loss limitations to tiered publicly traded partnerships is uncertain. BGH will take the position that any passive losses BGH generates that are reasonably allocable to BGH’s investment in Buckeye will only be available to offset BGH’s passive income generated in the future that is reasonably allocable to BGH’s investment in Buckeye and will not be available to offset income from other passive activities or investments, including other investments in private businesses or investments BGH may make in other publicly traded partnerships, such as Buckeye, or salary or active business income. Further, a Unitholder’s share of BGH’s net income may be offset by any suspended passive losses from the Unitholder’s investment in BGH, but may not be offset by the Unitholder’s current or carryover losses from other passive activities, including those attributable to other publicly traded partnerships. Passive losses that are not deductible because they exceed a Unitholder’s share of income BGH generates may be deducted in full when he disposes of his entire investment in us in a fully taxable transaction with an unrelated party.

The IRS could take the position that for purposes of applying the passive loss limitation rules to tiered publicly traded partnerships, such as Buckeye and BGH, the related entities are treated as one publicly traded partnership. In that case, any passive losses generated by BGH would be available to offset income from a Unitholder’s investment in Buckeye. However, passive losses that are not deductible because they exceed a Unitholder’s share of income generate by BGH would not be deductible in full until a Unitholder disposes of his entire investment in both BGH and Buckeye in a fully taxable transaction with an unrelated party.

The passive loss rules are applied after other applicable limitations on deductions, including the at risk rules and the basis limitation.

Deductibility of Interest Expense

The deductibility of a non-corporate taxpayer’s “investment interest expense” is generally limited to the amount of that taxpayer’s “net investment income.” Investment interest expense includes:

•       interest on indebtedness properly allocable to property held for investment;

•       BGH’s interest expense attributed to portfolio income; and

•       the portion of interest expense incurred to purchase or carry an interest in a passive activity to the extent attributable to portfolio income.

The computation of a Unitholder’s investment interest expense will take into account interest on any margin account borrowing or other loan incurred to purchase or carry a unit. Net investment income includes gross income from property held for investment and amounts treated as portfolio income under the passive loss rules, less deductible expenses, other than interest, directly connected with the production of investment income, but generally does not include gains attributable to the disposition of property held for investment. The IRS has indicated that net passive income earned by a publicly traded partnership will be treated as investment income to its Unitholders. In addition, the Unitholder’s share of BGH’s portfolio income will be treated as investment income.

Entity Level Collections

If BGH is required or elects under applicable law to pay any federal, state, local or foreign income tax on behalf of any Unitholder or its general partner or any former Unitholder, BGH is authorized to pay those taxes from BGH’s funds. That payment, if made, will be treated as a distribution of cash to the Unitholder on whose behalf the payment was made. If the payment is made on behalf of a person whose identity cannot be determined, BGH is authorized to treat the payment as a distribution to all current Unitholders. BGH is authorized to amend its  partnership agreement in the manner necessary to maintain uniformity of intrinsic tax characteristics of the Common Units and to adjust later distributions, so that after giving effect to these distributions, the priority and characterization of distributions otherwise applicable under its partnership agreement is maintained as nearly as is practicable. Payments by BGH as described above could give rise to an overpayment of tax on behalf of an individual Unitholder in which event the Unitholder would be required to file a claim in order to obtain a credit or refund.

Allocation of Income, Gain, Loss and Deduction

In general, if BGH has a net profit, its items of income, gain, loss and deduction will be allocated among BGH’s Unitholders in accordance with their percentage interests in BGH. If BGH has a net loss for the entire year, that loss will be allocated to the Unitholders in accordance with their percentage interests in BGH to the extent of their positive capital accounts.

Specified items of BGH’s income, gain, loss and deduction will be allocated to account for the difference between the tax basis and fair market value of BGH’s assets at the time of the initial offering of its Common Units, referred to in this discussion as “Contributed Property.”  The effect of these allocations to a Unitholder purchasing Common Units will be essentially the same as if the tax basis of BGH’s assets were equal to their fair market value at the time of the initial offering of the Common Units. In addition, items of recapture income will be allocated to the extent possible to the partner who was allocated the deduction giving rise to the treatment of that gain as recapture income in order to minimize the recognition of ordinary income by some Unitholders. Finally, although BGH does not expect that its operations will result in the creation of negative capital accounts, if negative capital accounts nevertheless result, items of its income and gain will be allocated in an amount and manner to eliminate the negative balance as quickly as possible.

An allocation of items of BGH’s income, gain, loss or deduction, other than an allocation required by the Internal Revenue Code to eliminate the difference between a partner’s “book” capital account, credited with the fair market value of Contributed Property, and “tax” capital account, credited with the tax basis of Contributed Property, referred to in this discussion as the “Book-Tax Disparity,” will generally be given effect for federal income tax purposes in determining a partner’s share of an item of income, gain, loss or deduction only if the allocation has substantial economic effect. In any other case, a Unitholder’s share of an item will be determined on the basis of his interest in BGH, which will be determined by taking into account all the facts and circumstances, including:

•       his relative contributions to BGH;

•       the interests of all the Unitholders in profits and losses;

•       the interest of all the Unitholders in cash flow; and

•       the rights of all the Unitholders to distributions of capital upon liquidation.

Treatment of Short Sales

A Unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of those Common Units. If so, the Unitholder would no longer be treated for tax purposes as a partner for those Common Units during the period of the loan and may recognize gain or loss from the disposition. As a result, during this period:

•       any of BGH’s income, gain, loss or deduction with respect to those units would not be reportable by the Unitholder;

•       any cash distributions received by the Unitholder as to those Common Units would be fully taxable; and

•       all of these distributions would appear to be ordinary income.

Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Common Units. The IRS has announced that it is actively studying issues relating to the tax treatment of short sales of partnership interests.

Alternative Minimum Tax

Each Unitholder will be required to take into account his distributive share of any items of BGH’s income, gain, loss or deduction for purposes of the alternative minimum tax. The current minimum tax rate for noncorporate taxpayers is 26% on the first $175,000 of alternative minimum taxable income in excess of the exemption amount and 28% on any additional alternative minimum taxable income. Unitholders are urged to consult with their tax advisors as to the impact of an investment in units on their liability for the alternative minimum tax.

Tax Rates

In general, the highest effective United States federal income tax rate for individuals is currently 35% and the maximum United States federal income tax rate for net capital gains of an individual is currently 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010) if the asset disposed of was held for more than 12 months at the time of disposition.

Section 754 Election

BGH will make the election permitted by Section 754 of the Internal Revenue Code. This election is irrevocable without the consent of the IRS. The election will generally permit BGH to adjust a Common Unit purchaser’s tax basis in BGH’s assets (“inside basis”) under Section 743(b) of the Internal Revenue Code to reflect his purchase price. This election does not apply to a person who purchases Common Units directly from us. The Section 743(b) adjustment belongs to the purchaser and not to other Unitholders. For purposes of this discussion, a Unitholder’s inside basis in BGH’s assets will be considered to have two components: (1) his share of BGH’s tax basis in BGH’s assets (“common basis”) and (2) his Section 743(b) adjustment to that basis.

A Section 754 election is advantageous if the transferee’s tax basis in his Common Units is higher than the Common Units’ share of the aggregate tax basis of BGH’s assets immediately prior to the transfer. In that case, as a result of the election, the transferee would have, among other items, a greater amount of depreciation and depletion deductions and his share of any gain or loss on a sale of BGH’s assets would be less. Conversely, a Section 754 election is disadvantageous if the transferee’s tax basis in his Common Units is lower than those Common Units’ share of the aggregate tax basis of BGH’s assets immediately prior to the transfer. A basis adjustment is required regardless of whether a Section 754 election is made in the case of a transfer of an interest in BGH if BGH has a substantial built-in loss immediately after the transfer, or if BGH distributes property and has a substantial basis reduction. Generally a built-in loss or a basis reduction is substantial if it exceeds $250,000.

The calculations involved in the Section 754 election are complex and will be made on the basis of assumptions as to the value of BGH’s assets and other matters. There is no assurance that the determinations made by BGH will prevail if challenged by the IRS and that the deductions resulting from them will not be reduced or disallowed altogether.

Accounting Method and Taxable Year

BGH uses the year ending December 31 as its taxable year and the accrual method of accounting for federal income tax purposes. Each Unitholder will be required to include in income his share of BGH’s income, gain, loss and deduction for its taxable year ending within or with the Unitholder’s taxable year. In addition, a Unitholder who has a taxable year ending on a date other than December 31 and who disposes of all of his Common Units following the close of BGH’s taxable year but before the close of the Unitholder’s taxable year must include his share of BGH’s income, gain, loss and deduction in income for his taxable year, with the result that he will be required to include in income for his taxable year his share of more than one year of BGH’s income, gain, loss and deduction.

Tax Treatment of Operations

BGH uses the adjusted tax basis of its various assets for purposes of computing depreciation and cost recovery deductions and gain or loss on any disposition of such assets. If BGH or Buckeye disposes of depreciable property, all or a portion of any gain may be subject to the recapture rules and taxed as ordinary income rather than capital gain.

The costs incurred in selling BGH’s units (i.e., syndication expenses) must be capitalized and cannot be deducted by BGH currently, ratably or upon BGH’s termination. Uncertainties exist regarding the classification of costs as organization expenses, which may be amortized, and as syndication expenses, which may not be amortized, but underwriters’ discounts and commissions are treated as syndication costs.

Valuation of Properties

The federal income tax consequences of the ownership and disposition of Common Units will depend in part on BGH’s estimates of the relative fair market values, and the initial tax bases, of BGH’s assets and Buckeye’s assets. Although BGH may from time to time consult with professional appraisers regarding valuation matters, BGH will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Unitholders might change, and Unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Disposition of Common Units

Gain or loss will be recognized on a sale of Common units equal to the difference between the amount realized and the Unitholder’s tax basis for the Common Units sold. A Unitholder’s amount realized will be measured by the sum of the cash or the fair market value of other property received by him plus his share of BGH’s nonrecourse liabilities. Because the amount realized includes a Unitholder’s share of BGH’s nonrecourse liabilities, the gain recognized on the sale of Common Units could result in a tax liability in excess of any cash received from the sale.

Prior distributions from BGH in excess of cumulative net taxable income for a unit that decreased a Unitholder’s tax basis in that Common Unit will, in effect, become taxable income if the Common Unit is sold at a price greater than the Unitholder’s tax basis in that Common Unit, even if the price received is less than the Unitholder’s original cost.

Except as noted below, gain or loss recognized by a Unitholder, other than a “dealer” in Common Units, on the sale or exchange of a Common Unit held for more than one year will generally be taxable as capital gain or loss. Capital gain recognized by an individual Unitholder on the sale of Common Units held more than 12 months will generally be taxed at a maximum rate of 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010). However, a portion of this gain or loss will be separately computed and taxed as ordinary income or loss under Section 751 of the Internal Revenue Code to the extent attributable to assets giving rise to depreciation recapture or other “unrealized receivables” or to “inventory items” of BGH or Buckeye. The term “unrealized receivables” includes potential recapture items, including depreciation recapture. Ordinary income attributable to unrealized receivables, inventory items and depreciation recapture may exceed net taxable gain realized upon the sale of a Common Unit and may be recognized even if there is a net taxable loss realized on the sale of a Common Unit. Thus, a Unitholder may recognize both ordinary income and a capital loss upon a sale of Common Units. Net capital losses may offset capital gains and no more than $3,000 of ordinary income, in the case of individuals, and may only be used to offset capital gains in the case of corporations.

The IRS has ruled that a partner who acquires interests in a partnership in separate transactions must combine those interests and maintain a single adjusted tax basis for all those interests. Upon a sale or other disposition of less than all of those interests, a portion of that tax basis must be allocated to the interests sold using an “equitable apportionment” method. Treasury Regulations under Section 1223 of the Internal Revenue Code allow a selling Unitholder who can identify Common Units transferred with an ascertainable holding period to elect to use the actual holding period of the Common Units transferred. Thus, according to the ruling, a Unitholder will be unable to select high or low basis Common Units to sell as would be the case with corporate stock, but, according to the regulations, may designate specific Common Units sold for purposes of determining the holding period of units transferred. A Unitholder electing to use the actual holding period of Common Units transferred must consistently use that identification method for all subsequent sales or exchanges of Common Units. A Unitholder considering the purchase of additional Common Units or a sale of Common Units purchased in separate transactions is urged to consult his tax advisor as to the possible consequences of this ruling and application of the regulations.

Specific provisions of the Internal Revenue Code affect the taxation of some financial products and securities, including partnership interests, by treating a taxpayer as having sold an “appreciated” partnership interest, one in which gain would be recognized if it were sold, assigned or terminated at its fair market value, if the taxpayer or related persons enter(s) into:

•       a short sale;

•       an offsetting notional principal contract; or

•       a futures or forward contract with respect to the partnership interest or substantially identical property.

Moreover, if a taxpayer has previously entered into a short sale, an offsetting notional principal contract or a futures or forward contract with respect to the partnership interest, the taxpayer will be treated as having sold that position if the taxpayer or a related person then acquires the partnership interest or substantially identical property. The Secretary of the Treasury is also authorized to issue regulations that treat a taxpayer that enters into transactions or positions that have substantially the same effect as the preceding transactions as having constructively sold the financial position.

Allocations Between Transferors and Transferee

In general, BGH’s taxable income and losses will be determined annually, will be prorated on a monthly basis and will be subsequently apportioned among the Unitholders in proportion to the number of Common Units owned by each of them as of the opening of the applicable exchange on the first business day of the month (the “Allocation Date”). However, gain or loss realized on a sale or other disposition of BGH’s assets other than in the ordinary course of business will be allocated among the Unitholders on the Allocation Date in the month in which that gain or loss is recognized. As a result, a Unitholder transferring Common Units may be allocated income, gain, loss and deduction realized after the date of transfer.

The use of this method may not be permitted under existing Treasury Regulations. If this method is not allowed under the Treasury Regulations, or only applies to transfers of less than all of the Unitholder’s interest, BGH’s taxable income or losses might be reallocated among the Unitholders. BGH is authorized to revise its method of allocation between Unitholders, as well as Unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

A Unitholder who owns Common Units at any time during a quarter and who disposes of them prior to the record date set for a cash distribution for that quarter will be allocated items of BGH’s income, gain, loss and deductions attributable to that quarter but will not be entitled to receive that cash distribution.

Notification Requirements

A Unitholder who sells any of its Common Units is generally required to notify BGH in writing of that sale within 30 days after the sale (or, if earlier, January 15 of the year following the sale). A purchaser of such Common Units who purchases the Common Units from another Unitholder is also generally required to notify BGH in writing of that purchase within 30 days after the purchase. Upon receiving such notifications, BGH is required to notify the IRS of that transaction and to furnish specified information to the transferor and transferee. Failure to notify BGH of a purchase may, in some cases, lead to the imposition of penalties. However, these reporting requirements do not apply to a sale by an individual who is a citizen of the United States and who effects the sale or exchange through a broker who will satisfy such requirements.

Constructive Termination

BGH will be considered to have been terminated for federal tax purposes if there is a sale or exchange of 50% or more of the total interests in BGH’s capital and profits within a twelve-month period. A constructive termination results in the closing of BGH’s taxable year for all Unitholders. In the case of a Unitholder reporting on a taxable year other BGH’s taxable year, the closing of BGH’s taxable year may result in more than twelve months of BGH’s taxable income or loss being includable in his taxable income for the year of termination. A constructive termination could result in an increase in the amount of taxable income to be allocated to BGH’s Unitholders if the termination results in a termination of Buckeye. BGH would be required to make new tax elections after a termination, including a new election under Section 754 of the Internal Revenue Code, and a termination could result in a deferral of BGH’s deductions for depreciation. A termination could also result in penalties if BGH were unable to determine that the termination had occurred. Moreover, a termination might either accelerate the application of, or subject BGH to, any tax legislation enacted before the termination.

Withholding

If BGH was required or elected under applicable law to pay any federal, state or local income tax on behalf of any Unitholder, BGH is authorized to pay those taxes from its funds. Such payment, if made, will be treated as a distribution of cash to the Unitholder on whose behalf the payment was made. If the payment is made on behalf of a person whose identity cannot be determined, BGH is authorized to treat the payment as a distribution to a current Unitholder.

Unrelated Business Taxable Income

Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. MainLine Management believes that substantially all of BGH’s gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity’s share of BGH’s deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity’s taxable unrelated business income.  ACCORDINGLY, TAX-EXEMPT ENTITIES SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS OF THEIR OWNERSHIP OF COMMON UNITS.

Foreign Unitholders

Non-resident aliens and foreign corporations, trusts or estates that own Common Units will be considered to be engaged in business in the United States because of the ownership of Common Units. As a consequence, they will be required to file federal tax returns to report their share of BGH’s income, gain, loss or deduction and pay federal income tax at regular rates on their share of BGH’s net income or gain. Moreover, under rules applicable to publicly traded partnerships, BGH withholds at the highest applicable effective tax rate from cash distributions made quarterly to foreign Unitholders. Each foreign Unitholder must obtain a taxpayer identification number from the IRS and submit that number to BGH’s transfer agent on a Form W-8BEN or applicable substitute form in order to obtain credit for these withholding taxes. A change in applicable law may require BGH to change these procedures.

In addition, because a foreign corporation that owns Common Units will be treated as engaged in a United States trade or business, that corporation may be subject to the United States branch profits tax at a rate of 30%, in addition to regular federal income tax, on its share of BGH’s income and gain, as adjusted for changes in the foreign corporation’s “U.S. net equity,” which are effectively connected with the conduct of a United States trade or business. That tax may be reduced or eliminated by an income tax treaty between the United States and the country in which the foreign corporate Unitholder is a “qualified resident.”  In addition, this type of Unitholder is subject to special information reporting requirements under Section 6038C of the Internal Revenue Code.

In a published ruling, the IRS has taken the position that gain realized by a foreign partner who sells or otherwise disposes of a limited partner unit will be treated as effectively connected with a United States trade or business of the foreign partner, and thus subject to federal income tax, to the extent that such gain is attributable to appreciated personal property used by the limited partnership in a United States trade or business. Moreover, a foreign partner is subject to federal income tax on gain realized on the sale or disposition of a Common Unit to the extent that such gain is attributable to appreciated United States real property interests; however, a foreign Unitholder will not be subject to federal income tax under this rule unless such foreign Unitholder has owned more than 5% in value of BGH’s Common Units during the five-year period ending on the date of the sale or disposition, provided the Common Units are regularly traded on an established securities market at the time of the sale or disposition.

Regulated Investment Companies

A regulated investment company, or “mutual fund,” is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources, and net income derived from the ownership of an interest in a “qualified publicly traded partnership.”  BGH expects that it will meet the definition of a “qualified publicly traded partnership.”

State Tax Treatment

During 2006, Buckeye owned property or conducted business in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Tennessee, and Texas. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that BGH withhold a percentage of income attributable to Buckeye operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder’s income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

A new entity level tax on the portion of BGH’s income that is generated in Texas will begin in BGH’s tax year ending in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of BGH’s gross income apportioned to Texas. Imposition of such a tax on BGH by Texas will reduce the cash available for distribution to Unitholders.

Available Information

BGH files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The public can obtain any documents that BGH files with the SEC at http://www.sec.gov. BGH also makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through BGH’s Internet website, www.buckeyegpholdings.com. BGH is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

You can also find information about BGH at the offices of the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of BGH provided such certification to the NYSE in 2006 without qualification. In addition, the certifications of MainLine Management’s Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to BGH’s Annual Report on Form 10-K.

Item 1A.                Risk Factors

In this Item 1A, references to “we”, “us” and “our” mean Buckeye GP Holdings L.P., and its consolidated subsidiaries. References to “Buckeye” mean Buckeye Partners, L.P. and its consolidated subsidiaries.

Risks Inherent in our Dependence on Distributions from Buckeye

Our primary cash-generating assets are our general partner interests in Buckeye, which consist primarily of GP units and the incentive distribution rights in Buckeye. Our cash flow is, therefore, directly dependent upon the ability of Buckeye to make cash distributions to its partners.

The amount of cash that Buckeye can distribute to its partners each quarter, including the amount of incentive distributions, principally depends upon the amount of cash Buckeye generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•       fluctuations in prices for petroleum products and overall demand for petroleum products in the United States in general, and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect petroleum product prices and demand);

•       changes in laws and regulations,  including environmental, safety and tax laws and regulations and the regulation of  Buckeye’s tariff rates;

•       liability for environmental claims;

•       availability and cost of insurance on Buckeye’s assets and operations;

•       shut-downs or cutbacks at major refineries that supply petroleum products transported on Buckeye’s pipelines or stored in Buckeye’s terminals;

•       deterioration in Buckeye’s labor relations;

•       prevailing economic conditions; and

•       disruptions to the air travel system.

In addition, the actual amount of cash Buckeye will have available for distribution will depend on other factors, some of which are beyond its control, including:

•       the level of capital expenditures it makes;

•       the availability, if any, and cost of acquisitions;

•       debt service requirements;

•       fluctuations in working capital needs;

•       restrictions on distributions contained in Buckeye’s credit facility and senior notes;

•       Buckeye’s ability to borrow under its revolving credit facility; and

•       the amount, if any, of cash reserves established by Buckeye’s general partner, Buckeye GP, in its discretion for the proper conduct of Buckeye’s business.

Because of these factors, Buckeye may not have sufficient available cash each quarter to continue to pay distributions at the level of its most recent quarterly distribution of $0.7875 per LP unit, or any other amount. You should also be aware that the amount of cash that Buckeye has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Buckeye may be able to make cash distributions during periods when Buckeye records losses and may not be able to make cash distributions during periods when Buckeye records net income. Please read “—Risks Inherent in Buckeye’s Business” for a discussion of risks affecting Buckeye’s ability to generate cash flow.

A reduction in Buckeye’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in Buckeye entitles us to receive specified percentages of the amount of cash distributions made by Buckeye to its limited partners. Most of the cash we receive from Buckeye is attributable to our ownership of the incentive distribution rights. Accordingly, any reduction in quarterly cash distributions from Buckeye would have the effect of disproportionately reducing the amount of the distributions that we receive from Buckeye.

Our right to receive incentive distributions will terminate if Buckeye’s general partner is removed.

Our right to receive incentive distributions will terminate if Buckeye GP is removed as general partner of Buckeye, effective upon the date of such removal.

Buckeye may issue additional LP units or other equity securities, which may increase the risk that Buckeye will not have sufficient available cash to maintain or increase its cash distribution level per LP unit.

Because Buckeye distributes to its partners most of the cash generated by its operations, it relies primarily upon external financing sources, including debt and equity issuances, to fund its acquisitions and expansion capital expenditures. Accordingly, Buckeye has wide latitude to issue additional LP units on terms and conditions established by Buckeye GP. We receive cash distributions from Buckeye and its subsidiary operating partnerships on the general partner interests and incentive distribution rights that we own. Because most of the cash we receive from Buckeye is attributable to our ownership of the incentive distribution rights, payment of distributions on additional Buckeye LP units may increase the risk that Buckeye will be unable to maintain or increase its quarterly cash distribution per LP unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our Unitholders.

In the future, we may not have sufficient cash to maintain the level of our quarterly distributions.

Because our primary source of operating cash flow consists of cash distributions from Buckeye, the amount of distributions we are able to make to our Unitholders may fluctuate based on the level of distributions Buckeye makes to its partners, including us. Buckeye may not continue to make quarterly distributions at its current level of $0.7875 per LP unit, or may not distribute any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if Buckeye increases or decreases distributions to us, the timing and amount of such changes in our distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Buckeye. Factors such as reserves established by the board of directors of our general partner for our estimated general and administrative expenses of being a public company as well as other operating expenses, reserves to satisfy our debt service requirements, if any, and reserves for future distributions by us may affect the distributions we make to our Unitholders. Prior to making any distributions to our Unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could reduce the amount of available cash that we have to make distributions to our Unitholders.

Buckeye’s practice of distributing all of its available cash may limit its ability to grow, which could impact distributions to us and the available cash that we have to distribute to our Unitholders.

Because our primary cash-generating assets are general partner interests in Buckeye, including the incentive distribution rights, our growth will be dependent upon Buckeye’s ability to increase its quarterly cash distributions. Buckeye has historically distributed to its partners most of the cash generated by its operations. As a result, it relies primarily upon external financing sources, including debt and equity issuances, to fund its acquisitions and expansion capital expenditures. Accordingly, to the extent Buckeye is unable to finance growth externally, its ability to grow will be impaired because it distributes substantially all of its available cash. Also, if Buckeye incurs additional indebtedness to finance its growth, the increased interest expense associated with such indebtedness may reduce the amount of available cash that we can distribute to you.

Restrictions in Buckeye’s credit facility could limit its ability to make distributions to us.

Buckeye’s credit facility contains covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to us. The facility also contains covenants requiring Buckeye to maintain certain financial ratios. Buckeye is prohibited from making any distribution to Unitholders if such distribution would cause an event of default or otherwise violate a covenant under this facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—The Partnership” for more information about Buckeye’s credit facility.

Risks Inherent in Buckeye’s Business

Because we are directly dependent on the distributions we receive from Buckeye, risks to Buckeye’s operations are also risks to us. We have set forth below risks to Buckeye’s business and operations, the occurrence of which could negatively impact Buckeye’s financial performance and decrease the amount of cash it is able to distribute to us.

Changes in petroleum products demand and distribution may adversely affect Buckeye’s business.

Demand for the services provided by Buckeye’s operating subsidiaries depends upon the demand for petroleum products in the regions served. Prevailing economic conditions, price and weather affect the demand for petroleum products. Changes in transportation and travel patterns in the areas served by Buckeye’s pipelines also affect the demand for petroleum products because a substantial portion of the petroleum products transported by Buckeye’s pipelines and throughput at its terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for petroleum products, the business of Buckeye’s operating subsidiaries would be particularly susceptible to adverse effects because they operate without the benefit of either exclusive franchises from government entities or long-term contracts.

Energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies also could adversely affect Buckeye’s business. We cannot predict or control the effect of each of these factors on Buckeye or us.

Certain of Buckeye’s pipeline operations charge tariff rates which are subject to regulation and change by FERC.

Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and Norco are interstate common carriers regulated by FERC under the Interstate Commerce Act and the Department of Energy Organization Act. FERC’s primary ratemaking methodology is price indexing. This methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye NGL and Norco. The indexing method allows a pipeline to increase its rates by a percentage equal to the change in the annual producer price index for finished goods, or PPI, plus 1.3 percent. If the percentage change in PPI plus 1.3 is negative, Buckeye could be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye NGL and Norco if they exceed the new maximum allowable rate. In addition, changes in the percentage might not be large enough to fully reflect actual increases in the costs associated with these pipelines, thus hampering Buckeye’s ability to recover its costs.

Buckeye Pipe Line is authorized to charge rates set by market forces, subject to limitations, rather than by reference to costs historically incurred by the pipeline, in 15 regions and metropolitan areas. The Buckeye Pipe Line program is an exception to the generic oil pipeline regulations FERC issued under the Energy Policy Act of 1992. The generic rules rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

The Buckeye Pipe Line rate program was reevaluated by FERC in July 2000, and was allowed to continue with no material changes. We cannot predict the impact, if any, that a change in FERC’s method of regulating Buckeye Pipe Line would have on Buckeye’s operations, financial condition or results of operations.

Buckeye’s partnership status may be a disadvantage to it in calculating cost of service for rate-making purposes.

In the past, FERC ruled that pass-through entities, like Buckeye, could not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates. Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity’s public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity’s partners. Whether a pipeline’s ultimate owners have actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. This policy was applied by FERC in June 2005 with an order involving an unrelated pipeline limited partnership. FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential income tax obligation during the periods at issue. In December 2005, FERC reaffirmed its new income tax allowance policy as it applied to that pipeline. FERC’s tax allowance policy has been appealed to the United States Court of Appeals for the District of Columbia Circuit. The ultimate outcome of these proceedings is not certain and could result in changes to FERC’s treatment of income tax allowances.

A shipper or FERC could cite these decisions in a protest or complaint challenging index rates maintained by certain of Buckeye’s operating subsidiaries. If a challenge were brought and FERC were to find that some of the indexed rates exceed levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, Buckeye’s results of operations could be adversely affected.

Environmental regulation may impose significant costs and liabilities on Buckeye.

Buckeye’s operating subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial environmental liabilities are inherent in Buckeye’s operations, and Buckeye’s operating subsidiaries may incur material environmental liabilities. Additionally, Buckeye’s costs could increase significantly and Buckeye could face substantial liabilities, if, among other developments:

•       environmental laws, regulations and enforcement policies become more rigorous; or

•       claims for property damage or personal injury resulting from the operations of the operating subsidiaries are filed.

Existing or future state or federal government regulations relating to certain chemicals or additives in gasoline or diesel fuel could require capital expenditures or result in lower pipeline volumes and thereby adversely affect Buckeye’s results of operations, thereby reducing Buckeye’s ability to make distributions to Unitholders, including us.

Changes made to governmental regulations governing the components of refined petroleum products may necessitate changes to Buckeye’s pipelines and terminals which may require significant capital expenditures or result in lower pipeline volumes. For example, the increasing use of ethanol as a fuel additive, which is blended with gasoline at product terminals, may lead to reduced pipeline volumes and revenue which may not be totally offset by increased terminal blending fees Buckeye may receive at its terminals.

Department of Transportation regulations may impose significant costs and liabilities on Buckeye.

Buckeye’s pipeline operations are subject to regulation by the Department of Transportation. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas, or commercially navigable waterways. In response to these regulations, Buckeye’s operating subsidiaries conduct pipeline integrity tests on an ongoing and regular basis. Depending on the results of these integrity tests, Buckeye’s operating subsidiaries could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.

Terrorist attacks could adversely affect Buckeye’s business.

Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation’s pipeline infrastructure, may be the future target of terrorist organizations. These developments have subjected Buckeye’s operations to increased risks. Any future terrorist attack on Buckeye’s facilities, those of Buckeye’s customers and, in some cases, those of other pipelines, refineries or terminals, could significantly disrupt Buckeye’s operations, require substantial expenditures for replacement and repair of pipelines, refineries or terminals or otherwise have a material adverse effect on Buckeye’s business.

Buckeye’s operations are subject to operational hazards and unforeseen interruptions for which Buckeye may not be adequately insured.

Buckeye’s operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond Buckeye’s control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in Buckeye’s operations. Buckeye’s operating subsidiaries’ operations are currently covered by property, casualty, workers’ compensation and environmental insurance policies. In the future, however, Buckeye may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If Buckeye were to incur a significant liability for which it was not fully insured, it could reduce the amount of available cash Buckeye has, thereby reducing Buckeye’s ability to make distributions to Unitholders, including us.

Competition could adversely affect Buckeye’s operating results.

Generally, pipelines are the lowest cost method for long-haul overland movement of petroleum products. Therefore, Buckeye’s most significant competitors for large volume shipments are other existing pipelines, many of which are owned and operated by major integrated oil companies. In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with Buckeye in particular locations.

Buckeye competes with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Mt. Vernon, Indiana and Cincinnati, Ohio, and locations on the Mississippi River such as St. Louis, Missouri.

Trucks competitively deliver petroleum products in a number of areas that Buckeye serves. While their costs may not be competitive for longer hauls or large-volume shipments, trucks compete effectively for incremental and marginal volumes in many areas that Buckeye serves. The availability of truck transportation places a significant competitive constraint on Buckeye’s ability to increase its operating subsidiaries’ tariff rates.

Privately arranged exchanges of petroleum products between marketers in different locations are another form of competition. Generally, these exchanges reduce both parties’ costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

Mergers among Buckeye’s customers and competitors could result in lower volumes being shipped on Buckeye’s pipelines and stored in Buckeye’s terminals, thereby reducing the amount of cash Buckeye generates.

Mergers between existing Buckeye customers could provide strong economic incentives for the combined entities to utilize their existing pipeline and terminal systems instead of Buckeye’s. As a result, Buckeye could lose some or all of the volumes and associated revenues from these customers and Buckeye could experience difficulty in replacing those lost volumes and revenues. Because most of Buckeye’s operating costs are fixed, a reduction in volumes would result in not only a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce Buckeye’s ability to meet its financial obligations and pay cash distributions to us.

Buckeye may incur liabilities related to assets Buckeye has acquired. These costs and liabilities may not be covered by indemnification rights that Buckeye may have against the sellers of the assets.

Some of the assets Buckeye has acquired have been used for many years to distribute, store or transport petroleum products. Releases of petroleum products into the environment may have occurred prior to Buckeye’s acquisition from terminals or along pipeline rights-of-way that require remediation. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller or for which indemnification from the seller is not available, it could adversely affect Buckeye’s financial position and results of operations.

A decline in production at the ConocoPhillips Wood River refinery could materially reduce the volume of refined petroleum products Buckeye transports.

A majority of the refined petroleum products transported on Wood River’s pipeline system is produced at ConocoPhillip’s Wood River refinery. A decline in production at the ConocoPhillips Wood River refinery could materially reduce the volume of refined petroleum products Buckeye transports on certain of the pipelines owned by Wood River. As a result, Buckeye’s revenues and, therefore, Buckeye’s ability to pay cash distributions to us could be adversely affected. The ConocoPhillips Wood River refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined petroleum products such as unscheduled maintenance or catastrophes,  labor difficulties, environmental proceedings or other litigation, loss of significant downstream customers, or legislation or regulation that adversely impacts the economics of refinery operations.

Potential future acquisitions and expansions, if any, may affect Buckeye’s business by substantially increasing the level of Buckeye’s indebtedness and contingent liabilities and increasing Buckeye’s risks of being unable to effectively integrate these new operations.

From time to time, Buckeye evaluates and acquires assets and businesses that Buckeye believes complement its existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If Buckeye consummates any future acquisitions, Buckeye’s capitalization and results of operations may change significantly.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and Buckeye may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, Buckeye may discover previously unknown liabilities associated with the acquired business for which Buckeye has no recourse under applicable indemnification provisions.

Risks Inherent in Ownership of Our Common Units

Cost reimbursements due our general partner, MainLine Management, may be substantial and will reduce our cash available for distribution to holders of our units.

Prior to making any distribution on our units, we will reimburse our general partner for expenses it incurs on our behalf. The reimbursement of expenses could reduce the amount of cash we have to make distributions to holders of our units. Our general partner will determine the amount of these expenses. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner.

Our Unitholders do not elect our general partner or vote on our general partner’s directors. An affiliate of our general partner owns a sufficient number of common units to allow it to block any attempt to remove our general partner.

Unlike the holders of common stock in a corporation, our Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our public Unitholders did not elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future.

Furthermore, if our public Unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 80% of the outstanding common and management units voting together as a single class. Because affiliates of our general partner own more than 20% of our outstanding units, our general partner currently cannot be removed without the consent of our general partner and its affiliates.

Our Unitholders’ voting rights are further restricted by the provision in our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our Unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our Unitholders’ ability to influence the manner or direction of our management. Additionally, our partnership agreement provides that our general partner, in its sole discretion, may at any time adopt a unitholder rights plan similar to a shareholder rights plan for corporations.

As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Carlyle/Riverstone owns a controlling interest in us and owns our general partner and can determine the outcome of all matters voted upon by our Unitholders.

Carlyle/Riverstone owns approximately 54% of our limited partner interests and owns our general partner. As a result, Carlyle/Riverstone is able to control the outcome of any matter that comes before a unitholder vote.

The control of our general partner may be transferred to a third party, and that party could replace our current management team, in each case, without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our Unitholders. Furthermore, the owner of our general partner may transfer its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner and to control the decisions taken by the board of directors and officers.

Increases in interest rates may cause the market price of our common units to decline.

An increase in interest rates may cause a corresponding decline in demand for equity investments in general, and in particular for yield-based equity investments such as our common units. Any such increase in interest rates or reduction in demand for our common units may cause the trading price of our common units to decline.

If in the future we cease to manage and control Buckeye through our ownership of the general partner interests in Buckeye, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control Buckeye and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the Securities and Exchange Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us and our affiliates, and reduce the price of our common units.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

Under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our Unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the “control” of our business. Additionally, the limitations on the liability of holders of limited partner interests for the liabilities of a limited partnership have not been clearly established in many jurisdictions.

Our general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

We are directly dependent on Buckeye for our growth. As a result of the fiduciary obligations of Buckeye’s general partner, which is our wholly owned subsidiary, to the Unitholders of Buckeye, our ability to pursue business opportunities independently may be limited.

We currently intend to grow primarily through the growth of Buckeye. While we are not precluded from pursuing business opportunities independent of Buckeye, Buckeye’s general partner, which is our wholly owned subsidiary, has fiduciary duties to Buckeye Unitholders which could make it difficult for us to engage in any business activity that is competitive with Buckeye. Those fiduciary duties are applicable to us because we control the general partner through our ability to elect all of its directors. Accordingly, we may be unable to diversify our sources of revenue in order to increase cash distributions to you.

Our credit agreement contains operating and financial restrictions that may limit our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our credit agreement restricts our ability to:

•       make distributions if any default or event of default occurs;

•       incur additional indebtedness or guarantee other indebtedness;

•       grant liens or make certain negative pledges;

•       make certain loans or investments;

•       make any material change to the nature of our business, including consolidations, liquidations and dissolutions; or

•       enter into a merger, consolidation, sale and leaseback transaction or sale of assets.

If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Risks Related to Conflicts of Interest

Buckeye GP owes fiduciary duties to Buckeye and Buckeye’s Unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including Buckeye’s general partner, on one hand, and Buckeye and its limited partners, on the other hand. The directors and officers of Buckeye GP have fiduciary duties to manage Buckeye in a manner beneficial to us, Buckeye GP’s owner. At the same time, Buckeye GP has a fiduciary duty to manage Buckeye in a manner beneficial to Buckeye and its limited partners. The board of directors of Buckeye GP may resolve any such conflict of interest and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.

For example, conflicts of interest may arise in the following situations:

•       the allocation of shared overhead expenses to Buckeye and us;

•       the interpretation and enforcement of contractual obligations between us and our affiliates, on one hand, and Buckeye, on the other hand;

•       the determination of the amount of cash to be distributed to Buckeye’s partners and the amount of cash to be reserved for the future conduct of Buckeye’s business;

•       the determination of whether Buckeye should make acquisitions and on what terms;

•       the determination of whether Buckeye should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions or otherwise; and

•       any decision we make in the future to engage in business activities independent of Buckeye.

The fiduciary duties of our general partner may conflict with the fiduciary duties of Buckeye’s general partner.

Conflicts of interest may arise because of the relationships among Buckeye GP, Buckeye and us. Our general partner has fiduciary duties to manage our business in a manner beneficial to us and our Unitholders and the owner of our general partner. Simultaneously, a majority of our general partner’s directors and all of its officers are also directors and officers of Buckeye GP, which has fiduciary duties to manage the business of Buckeye in a manner beneficial to Buckeye and Buckeye’s Unitholders. Our partnership agreement contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our general partner. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited fiduciary duties to us and our Unitholders, which may permit it to favor its own interests to the detriment of us and our Unitholders.

Affiliates of our general partner, together with the executive officers of our general partner, own an approximately 63% limited partner interest in us, represented by common and management units. In addition, Carlyle/Riverstone owns our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our Unitholders, on the other hand. As a result of these conflicts, our general partner may favor  its own interests and the interests of its affiliates over the interests of our Unitholders. These conflicts include, among others, the following situations:

Conflicts Relating to Control:

•       our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our Unitholders;

•       our general partner determines whether or not we incur debt and that decision may affect our or Buckeye’s credit ratings;

•       our general partner has limited its liability and has reduced its fiduciary duties under our partnership agreement, while also restricting the remedies available to our Unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our Unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•       our general partner controls the enforcement of obligations owed to us by it and its affiliates;

•       our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•       our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.

Conflicts Relating to Costs:

•       our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available to be distributed to our Unitholders;

•       our general partner determines which costs incurred by it and its affiliates are reimbursable by us; and

•       our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

Our reimbursement of expenses of our general partner will limit our cash available for distribution.

Our general partner may make expenditures on our behalf for which it will seek reimbursement from us. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash available for distribution to our Unitholders and cause the value of our common units to decline.

Our partnership agreement contains provisions that reduce the remedies available to Unitholders for actions that might otherwise constitute a breach of fiduciary duty by our general partner. It will be difficult for a unitholder to challenge a resolution of a conflict of interest by our general partner or by its conflicts committee.

Whenever our general partner makes a determination or takes or declines to take any action in its capacity as our general partner, it will be obligated to act in good faith, which means it must reasonably believe that the determination or other action is in our best interests. Whenever a potential conflict of interest exists between us and our general partner, the board of directors of our general partner may resolve such conflict of interest. If the board of directors of our general partner determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our general partner, then it shall be presumed that in making this determination, our general partner acted in good faith. A unitholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation of Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Furthermore, if our general partner obtains the approval of its conflicts committee, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our general partner of any duties it may owe to us or our Unitholders. This is different from the situation of Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors would merely shift the burden of demonstrating unfairness to the plaintiff. As a result, Unitholders will effectively not be able to challenge a decision by the conflicts committee.

Our general partner’s affiliates may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Specifically, our general partner is owned, and we are partially owned, by Carlyle/Riverstone, which also owns, through affiliates, an interest in the general partner of Magellan Midstream Partners, L.P., and an interest in the general partner of SemGroup, L.P. SemGroup transports and stores crude oil, natural gas, natural gas liquids, refined products and asphalt through its ownership and operation of proprietary and common carrier pipelines, terminals, storage tanks, processing plants, underground storage facilities and a transportation fleet. Additionally, an affiliate of Carlyle/Riverstone is a member of a group of investors that has agreed to purchase Kinder Morgan, Inc., which owns the general partner interest in Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), a publicly traded partnership engaged in the transportation and distribution of petroleum products primarily in the Midwestern United States. In January 2007, the Federal Trade Commission approved the closing of the transaction on the condition that Carlyle/Riverstone relinquish its control of Magellan Midstream Partners. Although neither Buckeye, on the one hand, nor Magellan Midstream Partners, SemGroup and Kinder Morgan on the other hand, has extensive operations in the geographic area primarily served by the other entities, Buckeye will compete directly with Magellan Midstream Partners, SemGroup, Kinder Morgan, and perhaps other entities in which Carlyle/Riverstone or its affiliates have an interest for acquisition opportunities throughout the United States and potentially will compete with one or more of these entities for new business or extensions of the existing services provided by Buckeye’s operating subsidiaries, creating actual and potential conflicts of  interest between Buckeye and our affiliates.

Our executive officers face conflicts in the allocation of their time to our business.

Our general partner shares administrative personnel with Buckeye’s general partner to operate both our business and Buckeye’s business. Our general partner’s officers, who are also the officers of Buckeye’s general partner, have responsibility for overseeing the allocation of time spent by administrative personnel on our behalf and on behalf of Buckeye. These officers face conflicts regarding these time allocations which may adversely affect our or Buckeye’s results of operations, cash flows, and financial condition. These allocations may not necessarily be the result of arms- length negotiations between Buckeye’s general partner and our general partner.

Our general partner may cause us to issue additional common units or other equity securities without your approval, which would dilute your ownership interests.

Our general partner may cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval. The issuance of additional common units or other equity securities of equal rank will have the following effects:

•       our Unitholders’ proportionate ownership interest in us will decrease;

•       the amount of cash available for distribution on each common unit may decrease;

•       the relative voting strength of each previously outstanding common unit may be diminished; and

•       the market price of the common units may decline.

Our general partner has a call right that may require you to sell your common units at an undesirable time or price.

If at any time more than 90% of the outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price equal to the greater of (x) the average of the daily closing prices of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner or any of its affiliates for common units during the 90 day period preceding the date such notice is first mailed. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner and its affiliates currently own approximately 63% of the common and management units.

Tax Risks to Common Unitholders

Unitholders are urged to read the section entitled “Tax Considerations for Unitholders” beginning on page 16 for a more complete discussion of the expected material federal income tax consequences of owning and disposing of common units.

If BGH or Buckeye were treated as a corporation for federal income tax purposes, or if BGH or Buckeye were to become subject to a material amount of entity-level taxation for state tax purposes, then BGH’s cash available for distribution to Unitholders would be substantially reduced.

The value of our investment in Buckeye depends largely on Buckeye being treated as a partnership for federal income tax purposes, which requires that 90% or more of Buckeye’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Buckeye may not meet this requirement or current law may change so as to cause, in either event, Buckeye to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax economic benefit of an investment in the common units depends largely on BGH being treated as a partnership for federal income tax purposes. BGH has not requested, and does not plan to request, a ruling from the Internal Revenue Service as to BGH’s or Buckeye’s treatment as a partnership for federal income tax purposes.

If Buckeye were treated as a corporation for federal income tax purposes, Buckeye would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to BGH would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to BGH. As a result, there would be a material reduction in BGH’s anticipated cash flow and distributions to Unitholders, likely causing a substantial reduction in the value of the common units.

If BGH were treated as a corporation for federal income tax purposes, BGH would pay federal income tax on BGH’s taxable income at the corporate tax rate. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to the Unitholders. Because a tax would be imposed upon BGH as a corporation, BGH’s cash available for distribution to Unitholders would be substantially reduced. Thus, treatment of BGH as a corporation would result in a material reduction in BGH’s anticipated cash flow, likely causing a substantial reduction in the value of the common units.

Current law may change, causing BGH or Buckeye to be treated as a corporation for federal income tax purposes or otherwise subjecting BGH or Buckeye to entity level taxation. For example, a new entity level tax on the portion of BGH’s income that is generated in Texas will begin in our tax year ending in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of BGH’s gross income apportioned to Texas. Imposition of such a tax on BGH by Texas will reduce the cash available for distribution to Unitholders.

If the IRS contests the federal income tax positions that BGH or Buckeye take, it may adversely affect the market for common units or Buckeye limited partner units, and the costs of any contest will reduce cash available for distribution to our Unitholders.

BGH has not requested a ruling from the IRS with respect to BGH’s treatment as a partnership for federal income tax purposes or any other matter that affects BGH. Moreover, Buckeye has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects Buckeye. The IRS may adopt positions that differ from the positions BGH or Buckeye take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions BGH or Buckeye take. A court may disagree with some or all of the positions BGH or Buckeye take. Any contest with the IRS may materially and adversely impact the market for BGH’s common units or Buckeye’s limited partner units and the price at which they trade. In addition, the cost of any contest between Buckeye and the IRS will result in a reduction in cash available for distribution to Buckeye unitholders and thus indirectly by BGH, as a unitholder and as the owner of the general partner of Buckeye. Moreover, the costs of any contest between BGH and the IRS will result in a reduction in cash available for distribution to BGH’s Unitholders and thus will be borne indirectly by BGH’s Unitholders.

Unitholders may be required to pay taxes on their share of BGH’s income even if they do not receive any cash distributions from BGH.

Unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of BGH’s taxable income, whether or not the Unitholders receive cash distributions from BGH. Unitholders may not receive cash distributions from BGH equal to their share of BGH’s taxable income or even equal to the tax liability that results from the taxation of their share of BGH’s taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If a Unitholder sells his or her common units, the Unitholder will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common units. Prior distributions to a Unitholder in excess of the total net taxable income allocated to them, which decreased the tax basis in the Unitholder’s common units will, in effect, become taxable income to the Unithholder if the common units are sold at a price greater than their tax basis in those common units, even if the price they receive is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the Unitholder. In addition, if a Unitholder sells his or her common units, the Unitholder may incur a tax liability in excess of the amount of cash the Unitholder receives from the sale.

The reporting of partnership tax information is complicated and subject to audits.

BGH will furnish each Unitholder with a Schedule K-1 that sets forth the Unitholder’s share of BGH’s income, gains, losses and deductions. BGH cannot guarantee that these schedules will be prepared in a manner that conforms in all respects to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, BGH’s tax return may be audited, which could result in an audit of a Unitholder’s individual tax return and increased liabilities for taxes because of adjustments resulting from the audit.

There are limits on the deductibility of BGH’s losses that may adversely affect Unitholders.

There are a number of limitations that may prevent Unitholders from using their allocable share of BGH’s losses as a deduction against unrelated income. In the case of taxpayers subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by BGH will only be available to offset BGH’s future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the Unitholder disposes of the Unitholder’s entire investment in BGH in a fully taxable transaction with an unrelated party. A Unitholder’s share of BGH’s net passive income may be offset by unused losses from BGH carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of BGH’s losses include the at-risk rules and the prohibition against loss allocations in excess of common unit tax basis.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of BGH’s income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a Unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

BGH treats each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because BGH cannot match transferors and transferees of common units, BGH will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to BGH’s Unitholders. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of BGH’s common units or result in audits of and adjustments to BGH’s Unitholders’ tax returns.

The sale or exchange of 50% or more of BGH’s capital and profit interests during any twelve-month period will result in the termination of BGH’s partnership for federal income tax purposes.

BGH will be considered to have terminated BGH’s partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in BGH’s capital and profits within a twelve-month period. Likewise, Buckeye will be considered to have terminated its partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in Buckeye’s capital and profits within a twelve-month period. A termination would, among other things, result in the closing of BGH’s taxable year or Buckeye’s taxable year for all Unitholders and could result in a deferral of depreciation deductions allowable in computing BGH’s taxable income or Buckeye’s taxable income for the year in which the termination occurs, as the case may be. Thus, if this occurs, a Unitholder will be allocated an increased amount of federal taxable income for the year in which BGH or Buckeye are considered to be terminated as a percentage of the cash distributed to the Unitholder with respect to that period. Although the amount of increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. If treated as a new partnership, BGH or Buckeye must make new elections and could be subject to penalties if BGH or Buckeye are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements as a result of investing the common units.

In addition to federal income taxes, Unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which BGH or Buckeye do business or own property now or in the future, even if Unitholders do not reside in any of those jurisdictions. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all United States federal, state and local tax returns that may be required of such Unitholder.

Unitholders may have negative tax consequences if BGH defaults on its debt or sell assets.

If BGH defaults on any of its debt, the lenders will have the right to sue BGH for non-payment. This could cause an investment loss and negative tax consequences for Unitholders through the realization of taxable income by Unitholders without a corresponding cash distribution. Likewise, if BGH were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, Unitholders could have increased taxable income without a corresponding cash distribution.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                      Properties

As of December 31, 2006, the principal facilities of the Partnership included approximately 5,400 miles of 6-inch to 24-inch diameter pipeline, approximately 100 delivery points and 45 active bulk storage and terminal facilities with aggregate capacity of approximately 17.6 million barrels. In addition, the

Partnership owns four currently idle terminals with an aggregate storage capacity of 863,000 barrels. The Partnership’s pipelines are used by its Pipeline Operations segment and its terminals and storage facilities are used in its Terminalling and Storage segment. Properties used in the Partnership’s Other Operations segment include a 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas, known as the Sabina pipeline, a 23-mile pipeline located in Texas that is leased to a third-party chemical company and a 29-mile ammonia pipeline located in Texas. The Operating Subsidiaries and their subsidiaries own substantially all of these facilities. The Partnership’s and BGH’s corporate headquarters in Breinigsville, Pennsylvania is approximately 75,000 square feet in size and are leased.

In general, the Partnership’s pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Subsidiaries’ rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and BGH  has no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land owned by the Operating Subsidiaries.

Buckeye GP believes that the Operating Subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Subsidiaries’ title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by Buckeye GP to interfere materially with the conduct of the Operating Subsidiaries’ businesses.

Item 3.                        Legal Proceedings

BGH, the Partnership and the Operating Subsidiaries, in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. BGH is unable to predict the timing or outcome of these claims and proceedings.

With respect to environmental litigation, certain Operating Subsidiaries (or their predecessors) have been named in the past as defendants in lawsuits, or have been notified by federal or state authorities that they are potentially responsible parties (“PRPs”) under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. In connection with actions brought under CERCLA and similar state statutes, the Operating Subsidiary is usually one of many PRPs for a particular site and its contribution of total waste at the site is usually de minimis.

Although there is no material environmental litigation pending against BGH, the Partnership or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated. See “Business—Environmental Matters.”

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment has been recorded as an expense in BGH’s consolidated financial statements in the fourth quarter of 2006.

In March, 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint. Although it is possible that this complaint, if adversely determined, could, depending on the relative amount involved have a material effect on the Partnership for a future period, BGH does not believe that the outcome of the complaint will have a material effect on BGH’s consolidated financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holdersy

No matters were submitted to a vote of the holders of Common Units during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                        Market for the Registrant’s Common Units, Related Unitholder Matters, and Issuer Purchases of Common Units

BGH’s Common Units are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the Common Units, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2006
Quarter	High	Low
Third**	$16.23	$14.89
Fourth	16.38	15.44

**Data is from the initial trading date of August 4, 2006 to September 30, 2006.

On August 9, 2006, BGH sold 10.5 million common units in an IPO at $17.00 per Common Unit. The net proceeds were approximately $168.3 million. BGH used the net proceeds, along with cash on hand, to repay certain outstanding indebtedness under a term loan and to make distributions to its pre-IPO equity owners.

BGH has gathered tax information from its known Common and Management Unitholders and from brokers/nominees and, based on the information collected, BGH estimates its number of beneficial Common and Management Unitholders to be approximately 3,100 at December 31, 2006.

Cash distributions paid in respect of periods after the IPO date of August 9, 2006 were as follows:

Record Date	Payment Date	Amount Per Unit
November 6, 2006	November 30, 2006	$0.125

On January 26, 2007, the General Partner announced a quarterly distribution of $0.225 per unit payable on February 28, 2007, to Unitholders of record on February 6, 2007. The total cash distribution to Unitholders amounted to approximately $6.4 million.

BGH expects to pay quarterly cash distributions to the extent that it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses of its general partner. If the Partnership is successful in implementing its business strategy and increasing distributions to its partners, BGH generally would expect to increase distributions to its Unitholders, although the timing and amount of any such increase in BGH’s distributions will not necessarily be comparable to any increase in the Partnership’s distributions. However, BGH cannot assure that any distributions will be declared or paid.

Item 6.                        Selected Financial Data

The following table presents summary historical consolidated financial data for BGH as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006 and 2005 and the period May 4, 2004—December 31, 2004, along with such information for Glenmoor Ltd., as predecessor, as of December 31, 2003 and 2002 and for the period January 1, 2004—May 4, 2004 and the years ended December 31, 2003 and 2002. BGH’s predecessor acquired the general partner interests of Buckeye on May 4, 2004. Prior to May 4, 2004, Buckeye’s general partner interests were owned by Glenmoor. The information in the table for all periods except 2002 is derived from the audited financial statements of BGH or Glenmoor, as appropriate. The financial information for Glenmoor as of and for the year ended

December 31, 2002 is unaudited but, in the opinion of management, includes all adjustments, consisting of normal, recurring accruals, that BGH considers necessary for fair presentation of the financial position and results of operations as of and for the year ended December 31, 2002.

Because BGH owns and controls the general partner of the Partnership, the statements reflect BGH’s ownership interest in the Partnership on a consolidated basis, which means that Buckeye’s financial results are consolidated with BGH’s financial results. The financial statements of Services Company, which employs the employees who manage and operate BGH and Buckeye, are also consolidated into BGH’s financial statements. BGH has no separate operating activities apart from those conducted by Buckeye, and its cash flows consist primarily of distributions from Buckeye on the partnership interests that BGH owns. Accordingly, the summary historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of Buckeye. The limited partner interests in Buckeye not owned by BGH or its affiliates are reflected as a liability on BGH’s balance sheet and the non-affiliated partners’ share of income from Buckeye is reflected as an expense in BGH’s results of operations.

The summary historical consolidated financial data for the periods presented reflects the effect of the asset acquisitions Buckeye made during these periods from the date of each acquisition, but not on a pro forma or full period basis.

Data is in thousands except per unit numbers

	Buckeye GP Holdings L.P.			Glenmoor(1)
	Year ended December 31	Year ended December 31	May 4 to December 31,	January 1 to May 4,	Year ended December 31	Year ended December 31
	2006	2005	2004	2004	2003	2002
						(unaudited)
Income Statement Data:
Revenue	$461,760	$408,446	$226,014	$97,529	$272,947	$247,345
Depreciation and amortization	39,629	32,408	15,158	6,388	17,960	16,098
Operating income	164,873	155,869	80,765	35,088	105,497	100,976
Interest and debt expense	60,702	55,366	28,212	9,756	27,704	25,275
Premium paid on retirement of debt(2)(3)	—	—	—	3,531	45,464	—
Non-controlling interest expense	103,066	99,704	55,310	22,830	22,583	64,081
Net income	8,734	6,986	1,203	1,124	13,606	13,944
Net income from Aug. 9 to Dec. 31, 2006(4)	$2,599	—	—	—	—	—
Units outstanding—diluted	28,300	—	—	—	—	—
Net income per unit—diluted(4)	$0.09	—	—	—	—	—
Distributions per unit	$0.125	—	—	—	—	—

	Buckeye GP Holdings L.P.			Glenmoor(1)
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
					(unaudited)
Balance Sheet Data:
Total assets	$2,212,585	$2,040,832	$1,747,758	$948,195	$877,925
Total debt, including current portion	1,020,449	1,104,660	1,015,225	508,721	470,500
Total partners’ capital or equity (deficit)	240,617	80,442	67,980	(7,642)	5,680

(1)           BGH’s predecessor acquired the general partner interests of Buckeye, and commenced operations, on May 4, 2004. Financial information for Glenmoor includes that of the general partner of Buckeye and its subsidiaries for the periods presented prior to their acquisition by BGH.

(2)           Net income for the period of January 1 to May 4, 2004 includes an expense of $3.5 million related to a yield maintenance premium paid on the retirement of Glenmoor’s term loan which was repaid on May 4, 2004.

(3)           Net income in 2003 includes an expense of $45.5 million related to a yield maintenance premium paid by Buckeye on the retirement of $240.0 million in senior notes.

(4)           Net income per unit—diluted—is presented only for the period that BGH was a public company—August 9, 2006—December 31, 2006.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of its liquidity and capital resources and other related matters. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2006.

BGH owns and controls Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (the “Partnership” or “Buckeye”), a publicly traded Delaware limited partnership. BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”). BGH’s only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

•       the general partner interests in Buckeye (representing 243,914 general partner units (the “GP Units”), or an approximate 0.6% interest in  Buckeye);

•       the indirect ownership of the general partner interests in certain of Buckeye’s operating subsidiaries (representing an approximate 1% interest in each of such operating subsidiaries );

•       80,000 Buckeye LP units; and

•       the incentive distribution rights in Buckeye.

The incentive distribution rights noted above entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to each of the holders of Buckeye’s limited partner units (the “LP Units”) when target distribution levels for each quarter are exceeded. The 2,573,146 LP units originally issued to Buckeye’s Employee Stock Ownership Plan are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible LP Unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP unit.

BGH’s earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate earnings and cash flows beyond its working capital requirements.

Incentive payments paid by Buckeye totaled $24.9 million in 2006, $20.2 million in 2005 and $14.0 million in 2004. Buckeye paid distributions per Unit of $3.03 in 2006, $2.83 in 2005 and $2.64 in 2004. Distributions by Buckeye’s operating subsidiaries in respect of their general partner interests totaled $1.3 million in $2006, and $1.0 million in both 2005 and 2004.

Overview

Buckeye GP Holdings L.P.

BGH is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (“IPO”) of the Common Units of BGH. The reorganization and IPO occurred on August 9, 2006. BGH sold 10.5 million Common Units in the IPO, the net proceeds of which were approximately $168.3 million. BGH used the net proceeds from the IPO, along with cash on hand, to repay all outstanding indebtedness under a term loan and to make distributions to its pre-IPO equity owners.

BGH’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 9% by certain members of MainLine Management’s and Buckeye GP’s senior management and approximately 37% by the public.  BGH had no activity and MainLine owned and controlled Buckeye GP prior to the IPO.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH. Accordingly, the financial information for BGH included in this report includes the financial information of MainLine.

In connection with the IPO, BGH and Buckeye GP restructured the ownership of Buckeye GP. MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP. Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”). Also on August 9, 2006, Buckeye and Buckeye GP entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”). The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments Buckeye GP receives under the Incentive Compensation Agreement as distributions in respect of its general partner interest rather than compensation payments. On August 8, 2006, MainLine Sub was merged with and into BGH. These changes, commencing in the fourth quarter of 2006, resulted in changes in the method used to allocate Buckeye’s income between Buckeye GP and Buckeye’s limited partners (the “Partnership LP Unitholders”).

None of these changes affect the amount or timing of cash distributions or incentive distributions from Buckeye to BGH. Buckeye’s criteria for determining the amount of cash distributions and its policies regarding the timing of such cash distributions remain unchanged. Because the quarterly unit distribution related to Buckeye’s second quarter was declared prior to August 9, 2006 and, therefore, the related incentive compensation attributable to Buckeye GP became payable prior to such date, incentive compensation paid in the third quarter of 2006 was recorded as an expense by Buckeye, consistent with Buckeye’s prior practice. Commencing with the fourth quarter of 2006, Buckeye ceased recording incentive compensation payable to Buckeye GP as an expense and instead recorded such payments as distributions from equity.

Buckeye pays an annual senior administrative charge to affiliates of its general partner for certain management functions supplied by those affiliates. The senior administrative charge totaled $1.9 million in 2006 and 2005 and approximately $1.0 million in 2004. Prior to the IPO, this senior administrative charge was recognized as income by BGH. In connection with the IPO, Buckeye now pays the senior administrative charge directly to BGH’s general partner, MainLine Management.

Prior to the IPO, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded by Buckeye as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s LP Units that it owns and its general partner interests in certain of the Operating Subsidiaries and (iii) the senior administrative charge. Commencing with the IPO, BGH recognizes its share of Buckeye’s income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye’s net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and the Operating Subsidiaries.

The effect of this change was to reduce BGH’s net income in 2006 by approximately $1.2 million, of which $0.7 million represents the absence of income related to the senior administrative charge subsequent to the IPO and $0.5 million represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Results of Operations

The results of operations discussed below principally reflect the activities of Buckeye. Because the enclosed consolidated financial statements of BGH include the consolidated results of Buckeye, BGH’s consolidated statements are substantially similar to Buckeye’s except as noted below:

•       Interest of non-controlling partners in Buckeye—BGH’s consolidated balance sheet includes a non-controlling interest liability that reflects the proportion of Buckeye owned by its partners other than BGH. Similarly, the ownership interests in Buckeye held by its partners other than BGH are reflected in BGH’s consolidated income statement as non-controlling interest expense. These non-controlling interest liabilities and expenses are not reflected in Buckeye’s consolidated financial statements.

•       BGH’s capital structure—In addition to incorporating the assets and liabilities of Buckeye, BGH’s consolidated balance sheet includes BGH’s own indebtedness and related debt placement costs, and the partners’ capital on BGH’s consolidated balance sheet represents BGH’s partners’ capital as opposed to the capital reflected in Buckeye’s balance sheet, which reflects the ownership interest of all its partners, including its owners other than BGH. Consequently, BGH’s income statement reflects additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye’s consolidated financial statements.

•       Inclusion of Buckeye Pipe Line Services Company—The financial statements of Services Company are consolidated into BGH’s financial statements. The consolidated financial statements of Buckeye do not include the financial statements of Services Company.

•       BGH’s G&A expenses—BGH incurs general and administrative expenses that are independent from Buckeye’s operations and are not reflected in Buckeye’s consolidated financial statements.

•       Elimination of Intercompany Transactions—Intercompany obligations and payments between Buckeye and its consolidated subsidiaries and BGH and Services Company are reflected in Buckeye’s consolidated financial statements but are eliminated in BGH’s consolidated financial statements.

Buckeye Partners, L.P.

Buckeye’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by Buckeye. Buckeye also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

Buckeye’s direct subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”). Each of these entities is referred to as an “Operating Subsidiary” and they are collectively referred to as the “Operating Subsidiaries.” Buckeye owns an approximately 99% interest in each Operating Subsidiary except that it owns a 100% interest in each of Wood River, BPL Transportation and Buckeye NGL.

Buckeye’s pipeline system and terminals generate a substantial portion of its cash flows. The revenues generated by Buckeye’s businesses are significantly influenced by demand for refined petroleum products. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported in Buckeye’s pipelines or stored in its terminals. Expenses resulting from environmental remediation projects have historically included costs from projects relating both to current and past events. For further discussion of environmental matters, see “Business—Regulation—Environmental Regulation” under Item 1 of this Annual Report on Form 10-K. Results of operations are also affected by factors that include general economic conditions, weather, competitive conditions, seasonal factors and regulation. See Item 1—“Business—Competition and Other Business Considerations.”

Strategic Actions

Buckeye’s primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement Buckeye’s existing asset base, improve operating efficiencies, and allow increased cash distributions to its partners. In the years 2004, 2005 and 2006, Buckeye significantly expanded its operations through the following asset acquisitions:

•       On October 1, 2004, Buckeye acquired five refined petroleum products pipelines with an aggregate mileage of approximately 900 miles and 24 refined products terminals with an aggregate storage capacity of 9.3 million barrels (the “Midwest Pipelines and Terminals”) from Shell Oil Products U.S. (“Shell”) for a purchase price of $517.0 million.

•       In May 2005, Buckeye acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located principally in the northeastern United States (the “Northeast Pipelines and Terminals”) from affiliates of ExxonMobil Corporation (“ExxonMobil”) for a purchase price of $175.0 million.

•       In December 2005, Buckeye acquired a 26-mile pipeline and a 40% interest in a joint venture company that owns another refined petroleum products pipeline and terminal in the midwestern United States. It also acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for a purchase price of $20.0 million.

•       On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell for a purchase price of $13.0 million.

•       On January 31, 2006, Buckeye acquired a natural gas liquids pipeline (the “NGL Pipeline”) with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million, including a deposit of $7.7 million paid in December 2005. The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.

The acquired assets have been included in Buckeye’s operations from their dates of acquisition.

Operating Segments

BGH has determined that its operations are appropriately presented in three operating segments, which are the same as Buckeye’s operating segments:

•       Pipeline Operations;

•       Terminalling and Storage; and

•       Other Operations.

Pipeline Operations

The Pipeline Operations segment receives petroleum products including gasoline, jet fuel, diesel fuel and other distillates and natural gas liquids from refineries, connecting pipelines and bulk and marine terminals and transports those products to other locations by pipeline for a fee. As of December 31, 2006, this segment owned and operated approximately 5,400 miles of pipelines in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and terminal throughput services. This segment consists of 45 active terminals that have the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products. The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations

The Other Operations segment consists primarily of Buckeye’s operation of third-party pipelines owned principally by major petrochemical companies pursuant to operations and maintenance contracts. The third party pipelines are located primarily in Texas. This segment also includes the provision by Buckeye, through its Buckeye Gulf Coast subsidiary, of pipeline construction management services, typically on a cost plus a fixed fee basis. The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline acquired in November 2005, and its majority ownership of a crude butadiene pipeline located in Texas.

2004 Reconcilation

BGH’s consolidated financial results have been prepared to reflect the periods of BGH’s ownership of the general partner interest of Buckeye separate from that of Glenmoor LLC (“Glenmoor”), which was BGH’s predecessor. Accordingly, BGH’s consolidated statements of income for 2004 do not present BGH’s predecessor’s ownership during the period from January 1 through May 4, 2004. In order to make these two periods comparable to the other full-year periods, BGH has combined these two periods to reflect financial results for the twelve months ended December 31, 2004. BGH believes that an analysis of results for three full-year periods is more meaningful than a separate analysis which compares only partial-year periods. Generally Accepted Accounting Principles (“GAAP”) do not allow for such a combination in historical financial statements. The results for each partial-year period have been added together without any attempt to adjust the amounts for pro forma effects. BGH believes that, while its purchase of the general partner interest in Buckeye resulted in an increase in the recorded basis of BGH’s assets, that such increase did not have a material effect on the individual line items of revenue and expense. Purchase accounting adjustments, which are more fully described in Note 3 to the consolidated financial statements, were principally related to goodwill, which is not amortized. The following schedule combines the two periods to provide full year 2004 results:

			Non-GAAP
			Combined
	January 1, to	May 4, to	Year End
	May 4,	December 31,	December 31,
	2004	2004	2004
	(In thousands)
Revenue	$97,529	$226,014	$323,543
Costs and expenses	62,441	145,249	207,690
Operating income	35,088	80,765	115,853
Other income (expenses)	(13,104)	(27,959)	(41,063)
Income before equity income and non-controlling interest expense	21,984	52,806	74,790
Equity income	1,970	3,707	5,677
Non-controlling interest expense	(22,830)	(55,310)	(78,140)
Net income	$1,124	$1,203	$2,327

Summary Operating Results

Summary operating results, which include BGH for 2006 and 2005, and the non-GAAP combined amounts for BGH and Glenmoor for 2004, were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue	$461,760	$408,446	$323,543
Costs and expenses	296,887	252,577	207,690
Operating income	164,873	155,869	115,853
Other income (expenses)	(59,292)	(54,482)	(41,063)
Income before equity income and non-controlling interest expense	105,581	101,387	74,790
Equity income	6,219	5,303	5,677
Non-controlling interest expense	(103,066)	(99,704)	(78,140)
Net income	$8,734	$6,986	$2,327

The improvement in revenues and operating income in 2006 compared to 2005, and 2005 compared to 2004, is generally due to the expansion of Buckeye’s operations through acquisitions, internal growth projects, and increases in interstate pipeline tariff rates and terminalling throughput fees.

Revenues and operating income by operating segment for each of the three years ended December 31, 2006, 2005 and 2004, were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues:
Pipeline Operations	$350,909	$306,849	$264,160
Terminalling and Storage	81,267	68,822	26,232
Other Operations	29,584	32,775	33,151
Total	$461,760	$408,446	$323,543
Operating income:
Pipeline Operations	$133,039	$121,546	$99,871
Terminalling and Storage	25,879	28,038	11,307
Other Operations	5,955	6,285	4,675
Total	$164,873	$155,869	$115,853

2006 Compared to 2005

Revenues

Total revenues for the year ended December 31, 2006 were $461.8 million and increased by $53.4 million or 13% from revenue of $408.4 million in 2005.

Pipeline Operations

Revenue from the Pipeline Operations segment was $350.9 million in 2006 compared to $306.8 million in 2005. The increase of $44.1 million was due primarily to higher volumes associated with pipeline assets acquired in 2006, or acquired in 2005 and operated for a full year in 2006, as well as tariff rate increases in connection with certain of Buckeye’s pipelines. More specifically, the increase in revenue in 2006 as compared to 2005 was due in part to:

•       BPL Transportation revenue of $6.9 million (BPL Transportation’s assets were acquired on May 5, 2005);

•       Buckeye NGL revenue of $10.8 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•       a 1.2% or $1.7 million increase  net of BPL Transportation revenue, in gasoline transportation revenue, on a 2.3% decline in gasoline volumes;

•       a 13.0% or $6.4 million increase net of BPL Transportation revenue, in jet fuel transportation revenue on an 8.2% increase in jet fuel volumes delivered;

•       an 8.7% or $5.9 million increase net of BPL Transportation revenue, in distillate transportation revenue on comparable distillate volumes delivered;

•       a $4.0 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac-Reno, LLC (“WesPac-Reno”);

•       a $6.5 million increase in other revenue principally resulting from commencement of the pipeline and terminal operations serving the Memphis International Airport (the “Memphis Terminal”) in April 2006; and

•       a $5.5 million decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries.

Product deliveries for each of the three years ended December 31 were as follows:

	Average Barrels per Day
	2006	2005	2004
Product
Gasoline	722,300	721,200	609,000
Jet fuel	351,300	319,600	273,100
Distillate	324,200	323,600	293,000
Natural gas liquids	19,800	—	—
LPG’s	22,500	16,300	21,100
Other	10,200	4,700	4,400
Total	1,450,300	1,385,400	1,200,600

During the approximate eight months in 2005 that Buckeye owned the BPL Transportation pipeline system, volumes on the BPL Transportation pipeline system averaged 74,400 barrels per day. Volumes on all of Buckeye’s other pipelines (excluding the BPL Transportation pipeline system) averaged 1,335,800 barrels per day for 2005.

Terminalling and Storage

Terminalling and Storage revenues were $81.3 million in 2006 and increased by $12.4 million from Terminalling and Storage revenues generated in 2005.

Terminal acquisitions increased Terminalling and Storage revenues by $5.9 million for the year ended December 31, 2006 compared to 2005. The increase in terminal revenue associated with acquisitions reflects terminals acquired in 2006 and terminals acquired in 2005 and operated for a full year in 2006.

Terminalling and Storage revenues at existing terminals owned by Buckeye were $75.4 million for the year ended December 31, 2006, an increase of $6.5 million from Terminalling and Storage revenues generated by those terminals in 2005.

Average daily throughput for all refined petroleum products terminals for the years ended December 31 was as follows:

	Year Ended December 31,
	2006	2005	2004
Refined products throughput (barrels per day)	494,300	419,200	160,900

Other Operations

Revenue from Other Operations of $29.6 million for the year ended December 31, 2006 decreased by $3.1 million from 2005 primarily as a result of the absence of a large construction project which provided approximately $7.7 million of revenue in 2005.

Operating Expenses

Costs and expenses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Operating Expenses
	2006	2005	2004
	(In thousands)
Payroll and payroll benefits	$91,886	$82,725	$71,481
Depreciation and amortization	39,629	32,408	21,546
Operating power	28,967	26,240	22,976
Outside services	34,543	22,510	18,921
Property and other taxes	21,251	16,802	13,316
Construction management	8,390	8,932	12,287
All other	72,221	62,960	47,163
Total	$296,887	$252,577	$207,690

Payroll and payroll benefits costs were $91.9 million in 2006, an increase of $9.2 million from 2005. Of this increase, approximately $3.5 million was related to the hiring of additional employees as a result of recent acquisitions by Buckeye. Increases in salaries and wages of $6.0 million resulted from an increase in the number of employees and overtime pay due to Buckeye’s expanded operations and higher wage rates. Buckeye also experienced an increase in benefit costs of $0.4 million. These increases were partially offset by an increase of capitalized payroll of $0.8 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay. Buckeye incurred expense of $0.4 million for severance pay in 2005 which did not occur during 2006. Payroll and benefits expense was also reduced by $1.1 million in 2006 compared to 2005 as a result of lower incentive compensation accruals. In 2006, Buckeye accrued approximately $0.9 million in annual incentive compensation for employees, compared to approximately $2.0 million in bonuses in 2005. BGH paid approximately $2.0 million in 2006 primarily to its executives in connection with the completion of BGH’s initial public offering on August 9, 2006.

BGH also incurred approximately $3.5 million of non-cash unit based compensation expense in both 2005 and 2006 related to the vesting of its Management Units. It is expected that BGH will incur approximately $0.5 million in both 2007 and 2008 and $0.1 million in 2009 of unit based compensation expense related to its Management Units.

Depreciation and amortization expense of $39.6 million increased by $7.2 million in 2006 over 2005. Depreciation related to recent acquisitions was $3.5 million. Buckeye incurred depreciation expense of $0.7 million related to the Memphis Terminal which commenced operations in April 2006. The remaining increase resulted from assets placed into service during 2006.

Operating power costs, consisting primarily of electricity required to operate pumping facilities, were $29.0 million in 2006, an increase of $2.8 million over 2005. Recent acquisitions added $2.1 million to operating power expense. The remainder of the increase was principally due to higher rates associated with purchases of electricity.

Outside services costs, consisting principally of third-party contract services for maintenance activities, were $34.5 million in 2006, an increase of $12.0 million over 2005. Outside services costs related to recent acquisitions were $1.1 million. Buckeye incurred an additional $6.8 million for pipeline inspection and maintenance costs related to an operating service contract. The remainder of the increase was due to additional pipeline and tank inspections and maintenance work that occurred during 2006 as compared to 2005.

Property and other taxes were $21.3 million in 2006, an increase of $4.4 million over 2005. Of this increase, $1.1 million related to recent acquisitions. As more fully discussed in Note 5 to the consolidated financial statements, Buckeye incurred a $0.6 million charge related to a penalty assessment received from the IRS for failure to file excise tax information in a timely fashion. These increases were offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement. The remainder of the increase was due to increased real estate property assessments over the same period in 2005.

Construction management costs were $8.4 million in 2006, a decrease from the prior year of $0.5 million. The decrease was a result of the absence of a significant construction contract that was completed in 2005.

All other costs were $72.2 million in 2006 compared to $63.0 million in 2005, an increase of $9.2 million. The increase reflects $3.1 million of costs associated with fuel purchases by WesPac Reno related to a product supply arrangement, with corresponding revenue included in Buckeye’s incidental revenue. Other costs related to recent acquisitions were $2.4 million. Buckeye had an increase in other expenses of $3.5 million related to the Memphis Terminal which commenced operations in April 2006. These increases were partially offset by a decrease in casualty losses of $2.5 million. The remainder of the increases related to various pipeline operating costs resulting from Buckeye’s expanded operations.

Costs and expenses by segment for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Total costs and expenses:
Pipeline Operations	$217,870	$185,303	$164,289
Terminalling and Storage	55,388	40,784	14,924
Other Operations	23,629	26,490	28,477
Total	$296,887	$252,577	$207,690

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Total costs and expenses:
Attributable to Buckeye	$284,693	$247,133	$201,399
Elimination of Buckeye deferred charge	(4,698)	(4,698)	(4,698)
Elimination of Buckeye senior administrative charge	(1,154)	(1,900)	(975)
Net effect of ESOP charges	5,997	4,783	6,505
Attributable to BGH	12,049	7,259	5,459
Total	$296,887	$252,577	$207,690

Amounts attributable to BGH consist of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Attributable to BGH:
Payroll and benefits	$7,370	$5,061	$3,830
Professional fees	3,633	1,644	1,580
Other	1,046	554	49
Total	$12,049	$7,259	$5,459

Payroll and benefits in 2006 include $2.0 million in bonuses paid primarily to executives in connection with the BGH IPO. BGH also incurred approximately $3.5 million of non-cash unit based compensation expense in both 2005 and 2006 related to the vesting of its Management Units. It is expected that BGH will incur approximately $0.5 million in both 2007 and 2008 and $0.1 million in 2009 of unit based compensation expense related to its Management Units. See Note 14 to BGH’s consolidated financial statements for a further discussion.

Professional fees in 2006 and 2005 include legal, accounting and tax fees related to planning for BGH’s IPO. Professional fees in 2004 include legal and accounting fees related to the organizational structure of BGH’s predecessor and its subsidiaries. Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Total other income (expense) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Investment income	$1,410	$884	$436
Interest and debt expense	(60,702)	(55,366)	(37,968)
Premium paid on retirement of debt	—	—	(3,531)
Total	$(59,292)	$(54,482)	$(41,063)

Interest and debt expense for the year ended December 31, 2006 was $5.3 million higher than 2005. Buckeye incurred approximately $3.3 million of additional interest expense in 2006 because its 5.125% Notes that were issued in June of 2005 were outstanding for all of 2006. The balance of the increase in interest expense in 2006 resulted from higher average balances outstanding and higher interest rates on Buckeye’s revolving credit facility. Also recorded in 2006 as part of the IPO and repayment of a term loan was a reduction in interest expense of $1.9 million related to the liquidation of two interest rate swaps and an interest rate cap, as well as a charge of $1.6 million related to the write-off of previously deferred financing costs.

2005 Compared to 2004

Revenues

Total revenues for the year ended December 31, 2005 were $408.4 million and increased by $84.9 million or 26.2% from revenue of $323.5 million in 2004.

Pipeline Operations:

Revenue from pipeline transportation of petroleum products was $306.8 million in 2005 compared to $264.0 million in 2004. The increase of $42.8 million in transportation revenue was primarily the result of:

•       a Wood River transportation revenue increase of $23.5 million (Wood River’s assets were acquired on October 1, 2004);

•       BPL Transportation revenue of $12.1 million (BPL Transportation’s assets were acquired on May 5, 2005);

•       a 3.7% average tariff rate increase effective May 1, 2005, and a 2.8% average tariff rate increase effective May 1, 2004;

•       a 2.8% or $3.5 million increase, net of Wood River and BPL Transportation, in gasoline transportation revenue on a 1.0% decrease in gasoline volumes delivered;

•       a 3.2% or $1.3 million increase, net of Wood River and BPL Transportation, in jet fuel transportation revenue on a 0.5% increase in jet fuel volumes delivered;

•       a 4.2% or $2.7 million increase, net of Wood River and BPL Transportation, in distillate transportation revenue on a 2.4% increase in distillate volumes delivered;

•       a decrease in liquefied petroleum gas (“LPG”) transportation revenue of $1.0 million as a result of lower LPG volumes delivered;

•       a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $3.4 million; and

•       a $3.7 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac Reno.

Terminalling and Storage:

Terminalling and storage revenues were $68.8 million in 2005 and increased by $42.5 million from 2004.

The terminals acquired from Shell on October 1, 2004 (the “Shell Terminals”) generated terminalling and storage revenues of $48.9 million in 2005. This was $39.7 million greater than the terminalling and storage revenues generated by the Shell terminals during the three months they were owned by Buckeye in 2004. The terminals acquired from ExxonMobil on May 5, 2005 (the “ExxonMobil Terminals”) generated terminalling and storage revenues of $3.9 million in 2005.

Terminalling and storage revenues at other facilities owned by Buckeye were $16.0 million in 2005, a decline of $1.1 million from 2004. The decline in revenue resulted from a decrease in throughput charges of $1.8 million that was partially offset by a $0.7 million increase in rent and incidental charges.

Other Operations:

Revenue from Other Operations of $32.8 million for the year ended December 31, 2005 decreased by $0.4 million from 2004. Revenues from Other Operations activities include revenue from pipeline construction activities of $12.0 million, contract operating services of $14.2 million and rental revenues of $6.6 million.

Operating Expenses

Payroll and payroll benefits costs were $82.7 million in 2005, an increase of $11.2 million over 2004. Of this increase, approximately $7.4 million, which represent payroll and payroll benefit costs for the first nine months of 2005, is related to employees added as a result of the acquisition of the Midwest Pipelines and Terminals on October 1, 2004. Employees hired in connection with the acquisition of the Northeast Pipelines and Terminals added $2.0 million of payroll and payroll benefits costs. Of the remaining increase, approximately $3.1 million resulted from increases in wage rates in 2005 compared to 2004, which was partially offset by a decrease in ESOP related expenses of $1.8 million.

Depreciation and amortization expense of $32.4 million increased by $10.9 million in 2005 over 2004. Depreciation related to the Midwest Pipelines and Terminals for the first nine months of 2005 was $7.6 million. The Northeast Pipelines and Terminals added $2.3 million of depreciation expense in 2005. The remaining increase of $1.0 million resulted from Buckeye’s ongoing maintenance and expansion capital program.

Operating power, consisting primarily of electricity required to operate pumping facilities, was $26.2 million in 2005, an increase of $3.3 million over 2004. The Midwest Pipelines and Terminals added $2.3 million in operating power costs from January 1 through September 30, 2005, and the Northeast Pipelines and Terminals added $1.7 million in operating power costs from the date of acquisition in May 2005. Increases in operating power costs that resulted from the acquisitions of the Midwest Pipelines and Terminals and Northeast Pipelines and Terminals were partially offset by a decrease of $0.8 million at BGC related to the loss of an operations and maintenance contract with a third party in 2004.

Outside services costs, consisting principally of third-party contract services for maintenance activities, were $22.5 million, an increase of $3.6 million over 2004. Outside services costs related to the Midwest Pipelines and Terminals and Northeast Pipelines and Terminals were $4.5 million for the first nine months of 2005 and $0.8 million, respectively. The increases were partially offset by a decrease of $0.8 million at BGC due to the loss of an operating contract in 2004. The remaining difference is a result of timing of maintenance projects conducted by Buckeye.

Property and other taxes were $16.8 million in 2005, an increase of $3.5 million over 2004. Property and other taxes related to the Midwest Pipelines and Terminals were $1.9 million for the first nine months in 2005. The Northeast Pipelines and Terminals added $1.3 million of property and other taxes since its date of acquisition in May 2005. Of the remaining increase, Buckeye experienced higher real property tax assessments in several states.

Construction management costs were $8.9 million in 2005, a decrease from the prior year by $3.4 million. The decrease in construction management costs is a result of the completion of a major construction contract with a chemical company which began in 2004 and was completed in the first quarter of 2005.

All other costs were $63.0 million in 2005 compared to $47.2 million in 2004, an increase of $15.8 million. Other costs related to the Midwest Pipelines and Terminals during the first nine months of 2005 and Northeast Pipelines and Terminals since their acquisition in May 2005 added $7.1 million and $3.8 million, respectively. Buckeye experienced an increase of $3.5 million in costs related to a product supply arrangement over such costs in 2004. Casualty losses, net of the Midwest Pipelines and Terminals and Northeast Pipelines and Terminals, increased by $1.1 million primarily as a result of pipeline and terminal product releases in 2005.

Other income (expenses) was a net expense of $54.5 million in 2005, compared to a net expense of $41.1 million in 2004. Investment income in 2005 was consistent with investment income generated in 2004.

BGH incurred interest and debt expense of $55.4 million in 2005 compared to $38.0 million incurred in 2004, which is an increase of $17.4 million. BGH incurred additional interest and debt expense in 2005 compared to 2004 due to an increase in the amounts outstanding under its term loan. Approximately $11.3 million of the interest expense incurred in 2005 related to Buckeye’s 5.30% Notes due 2014, which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals. Buckeye incurred approximately $3.2 million in interest expense related to the 5.125% Notes due 2017, which were issued in June 2005 primarily in connection with the acquisition of the Northeast Pipelines and Terminals. Interest expense was reduced by $2.6 million in 2004 as a result of Buckeye’s interest rate swap in effect until December 2004. Increases in interest expense in 2005 were partially offset by an increase in capitalized interest which is due to an increase in the number of capital projects in 2005.

In 2004, BGH expensed $3.5 million of deferred financing costs related to its prior credit facility. Such expense was not incurred during 2005.

Equity income in 2005 of $5.3 million was consistent with equity income generated in 2004.

Liquidity and Capital Resources

Until BGH’s IPO on August 9, 2006, BGH’s only capital requirement, apart from Buckeye’s capital requirements, was its debt service under its term loan. Concurrent with BGH’s IPO, the term loan was repaid in full. Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and debt service requirements.

As noted in “Overview” above, BGH’s only cash-generating asset is its ownership interest in Buckeye GP. BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements. Buckeye’s primary future sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye’s revolving credit facility and proceeds from the issuance of Buckeye LP Units.

BGH’s principal use of cash is the payment of its operating expenses and distributions to its Unitholders. BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. On October 26, 2006, MainLine Management declared a cash distribution of $0.125 per unit (after the proration described below) payable on November 30, 2006 to Unitholders of record on November 6, 2006. The initial quarterly distribution resulted from BGH’s proration of its available cash in the third quarter based upon the closing date of BGH’s IPO on August 9, 2006, to the end of the quarter on September 30, 2006. The total cash distribution to Unitholders with respect to the distribution of $0.125 per unit was approximately $3.5 million.

Debt

BGH

On August 9, 2006, BGH entered into a five-year $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP LLC as security for its obligations under the BGH Credit Agreement. At December 31, 2006, there were no borrowings under the BGH Credit Agreement.

The BGH Credit Agreement permits BGH to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs). Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either:

•       the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•       LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye.

BGH’s ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement. The Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries. The Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The BGH Credit Agreement prohibits BGH from declaring dividends or distributions if any default or event of default, as defined in the BGH Credit Agreement, has occurred or would result from such a declaration. In addition, the BGH Credit Agreement contains covenants and provisions requiring BGH to adhere to certain covenants and limiting the ability of BGH and its Restricted Subsidiaries to, among other things:

•       incur or guarantee indebtedness;

•       make certain negative pledges and grant certain liens;

•       make certain loans, acquisitions and investments;

•       make any material changes to the nature of BGH or Restricted Subsidiaries’ business; or

•       enter into a merger, consolidation or sale of assets.

If an event of default exists under the BGH Credit Agreement, the lender will be able to terminate the BGH Credit Agreement and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies. The following are some of the events which would constitute an event of default under the BGH Credit Agreement:

•       failure to pay any principal, interest, fees, expenses or other amounts when due;

•       failure of any representation or warranty to be true and correct in any material respect;

•       failure to perform or otherwise comply with the covenants in the BGH Credit Agreement or other loan documents, subject to certain grace periods;

•       default by BGH or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by Buckeye or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       bankruptcy or insolvency events involving BGH;

•       the entry against BGH of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•       a change in control of BGH (as such term is defined in the BGH Credit Agreement);

•       the invalidity or unenforceability of any material provision in the BGH Credit Agreement or related documents; and

•       the occurrence of certain events with respect to employee benefit plans subject to ERISA.

Services Company

Services Company had total debt outstanding of $26.3 million and $32.3 million at December 31, 2006 and 2005 respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At December 31, 2006, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Buckeye

At December 31, 2006, Buckeye had $995.0 million in aggregate outstanding long-term debt, consisting of $125.0 million of the 5.125% Notes due 2017, $275.0 million of the 5.300% Notes due 2014, $300.0 million of the 4 5/8% Notes due 2013, $150.0 million of the 6 3/4% Notes due 2033 and $145.0 million outstanding under a credit facility.

On November 13, 2006 Buckeye entered into a new $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced Buckeye’s previous $400 million credit facility, contains a one-time expansion feature to $600 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of Buckeye’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at December 31, 2006 was 5.59%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At December 31, 2006 and December 31, 2005, Buckeye had $145.0 million and $50.0 million outstanding under the Credit Facility and its predecessor credit facility, respectively, and had committed $2.1 million and $1.7 million in support of letters of credit, respectively. At December 31, 2006, Buckeye had $252.9 million available under the credit facility,

The Credit Facility contains covenants and provisions that:

•       Restrict Buckeye and certain of its subsidiaries’ ability to incur additional indebtedness based on a Funded Debt Ratio described below;

•       Prohibit Buckeye and certain of its subsidiaries from creating or incurring certain liens on their property;

•       Prohibit Buckeye and certain of its subsidiaries from disposing of property material to their operations; and

•       Limit consolidations, mergers and asset transfers by Buckeye and certain of its subsidiaries.

The Credit Facility requires that Buckeye and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA” as defined in the Credit Facility. The Credit Facility defines EBITDA for periods prior to the fourth quarter of 2006 as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).

Buckeye’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of Buckeye and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At December 31, 2006 Buckeye’s Funded Debt Ratio was 4.40 to 1.00.

The Credit Facility provides for a “change of control” event of default that will be triggered if (i) Carlyle/Riverstone ceases to beneficially own 100% of the sole general partner of BGH, (ii) BGH ceases to own 100% of Buckeye GP or (iii) Buckeye GP ceases to be the sole general partner of Buckeye.

At December 31, 2006 Buckeye was in compliance with all of the covenants under the Credit Facility.

Cash Flows from Operations

The components of cash flows from operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Cash Flows from Operations
	2006	2005	2004
	(In thousands)
Net income	$8,734	$6,986	$2,327
Premium paid on retirement of long-term debt	—	—	3,531
Value of ESOP shares released	4,077	5,012	7,148
Depreciation and amortization	39,629	32,408	21,546
Non-controlling interests	103,066	99,704	78,140
Changes in current assets and liabilities.	(8,310)	(979)	(13,758)
Changes in other assets and liabilities	3,568	5,832	5,272
Other	4,428	1,974	(179)
Total	$155,192	$150,937	$104,027

Cash flows from operations were $155.2 million in 2006, compared to $150.9 million in 2005, an increase of $4.3 million. The principal reason for the increase was the increase in the BGH’s net income of $1.7 million and an increase of $7.2 million in depreciation and amortization, a non-cash expense, which were partially offset by increased working capital requirements in 2006 as compared to 2005 of $7.3 million   Depreciation and amortization increased principally from the acquisition of new assets in 2005 and 2006, as well as the Buckeye’s ongoing capital programs.

During 2006, the increase in cash used in working capital resulted primarily from increases in trade receivables of $12.2 million and prepaid insurance and other current assets of $22.7 million. The increase in trade receivables was principally due to the expansion of the Buckeye’s business (the acquisition of the NGL Pipeline and certain terminals along with the commencement of operations at WesPac—Memphis), as well as the timing of pipeline billings at year-end. The increase in prepaid and other current assets resulted from receivables of $6.3 million related to activities on the ammonia pipeline purchased by the Buckeye in November 2005, increases of $8.6 million resulting from amounts determined to be recoverable from insurance companies related to environmental remediation expenditures, an increase in prepaid insurance of $3.0 million as well as other increases totaling $4.0 million. A portion of the insurance receivables related to amounts billed to the insurance companies, with the balance relating to anticipated future expenditures at identified remediation sites. These decreases in cash were partially offset by increases in accounts payable of $8.0 million and in accrued and other current liabilities of $20.8 million. Of the increase in accrued and other current liabilities, $6.1 million related to payables arising from activity on the ammonia pipeline purchased in November 2005, $5.5 million related to the current portion of environmental liabilities (a portion of which is recoverable from insurance as described above) and $7.3 million related to other current liabilities

Cash flows from operations were $150.9 million in 2005, compared to $104.0 million in 2004, an increase of $46.9 million. The reasons for the increase were an increase in net income, an increase in depreciation and amortization of $10.9 million (a non-cash expense), an increase in non-controlling interest, and a decrease in working capital, which were partially offset by the premium paid on retirement of long-term debt that occurred in 2004 that did not recur in 2005. Net income in 2005 increased by $4.7 million over net income in 2004, which is a result of an increase in incentive distributions offset by an increase in interest expense and the premium paid on the retirement of long-term debt of $3.5 million. Depreciation and amortization increased by $10.9 million as a result of the inclusion of the Midwest Pipelines and Terminals for twelve months in 2005 compared to three months in 2004, as well as the addition of the Northeast Pipelines and Terminals in May 2005, along with ongoing capital additions. Also, in 2004 BGH experienced a $13.8 million increase in working capital resulting from the operations Buckeye acquired with the Midwest Pipelines and Terminals which was not repeated in 2005 (working capital increased by $1.0 million). In 2005, increases in trade and other receivables of $6.4 million and construction and pipeline relocation receivables of $1.2 million (related to timing of pipeline billings) were principally offset by a reduction in prepaid and other current assets of $5.6 million and an increase in accounts payable and accrued liabilities of $1.6 million. In 2004, trade receivables increased by $15.4 million and construction receivables increased by $4.4 million. The increase in trade receivables was related to increased outstanding billings related primarily to the terminal assets acquired as part of the Midwest Pipelines and Terminals. In connection with terminal revenue, Buckeye bills on a monthly basis, compared to the weekly basis used in pipeline billings. Construction and pipeline relocation receivables increased in 2004 due to an increase in construction activity in the fourth quarter. Prepaid and other current assets increased by $4.3 million in 2004, principally related to Buckeye’s insurance receivables associated with environmental claims. Partially offsetting these reductions in 2004 cash flows from operations were increases in accounts payable of $1.9 million and accrued and other current liabilities of $8.7 million. The 2004 increase in accrued and other current liabilities resulted from an increase in accrued interest payable related to the timing of the semi-annual interest payments due on Buckeye’s 5.30% Notes issued in October 2004 and an increase in Buckeye’s accrued environmental liabilities offset by a reduction in amounts accrued for Buckeye’s defined benefit plan.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Investing Activities
	2006	2005	2004
	(In millions)
Capital expenditures	$92.8	$77.8	$72.8
Acquisitions and equity investments	94.3	210.2	761.0
Other	(6.6)	3.2	(3.2)
Total	$180.5	$291.2	$830.6

In 2006, Buckeye paid $94.3 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $13.0 million related to the acquisition of the Niles, Michigan terminal and approximately $2.0 million for miscellaneous asset acquisitions. The primary source of other cash of $6.6 million in 2006 relates to the liquidation of restricted cash of $5.1 million as a result of the re-payment the term loan as part of the use of proceeds of BGH’s  IPO.

In 2005, cash used for acquisitions and equity investments consisted of $176.3 million for the Northeast Pipelines and Terminals with the balance expended in connection with a terminal acquisition in Taylor, Michigan, a deposit of $7.7 million for the NGL Pipeline, the purchase of an ammonia pipeline located near Houston, TX and the acquisition of the 25% of WesPac—Reno not previously owned by Buckeye. In 2004, acquisitions and equity investments consisted of the acquisition of the Midwest Pipelines and Terminals. In addition, in December 2005, Buckeye acquired an approximately 26-mile pipeline and a 40% interest in Muskegon Pipeline LLC (“Muskegon”), which owns an approximately 170-mile pipeline which extends from Griffith, IN to Muskegon, MI (together, the “Pipeline Interests”). The Pipeline Interests were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of Buckeye’s pipelines and a terminal. Buckeye has recorded the Pipeline Interests at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon.

Capital expenditures are summarized below:

	Capital Expenditures
	2006	2005	2004
	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$20.6	$12.9	$11.0
Pipeline and tank integrity	9.6	10.5	21.8
Total sustaining	30.2	23.4	32.8
Expansion and cost reduction	62.6	54.4	40.0
Total	$92.8	$77.8	$72.8

In 2006, Buckeye incurred $30.2 million of sustaining capital expenditures and $62.6 million of expansion and cost reduction expenditures. The increase in sustaining capital expenditures related principally to construction of leasehold improvements to Buckeye’s new administrative offices in Breinigsville, PA and transition capital expenditures related to assets purchased in late 2005 and in 2006. Expansion projects in 2006 included $12.4 million to complete an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, $12.1 million for the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and $11.9 million for a capacity expansion in Illinois to handle additional LPG volumes. Other expansion projects underway in 2006 included various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by Buckeye, and an expansion of pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation. The Memphis International Airport project is owned by WesPac Pipelines—Memphis, a 75%-owned subsidiary of Buckeye.

Buckeye expects to spend approximately $80.0 million in capital expenditures in 2007, of which approximately $30.0 million is expected to relate to sustaining capital expenditures and $50.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.

During 2005, Buckeye’s capital expenditures of $77.8 million increased by $5.0 million from $72.8 million in capital expenditures in 2004. In 2005, sustaining capital expenditures decreased by $9.4 million to $23.4 million principally as a result of a reduction in pipeline and tank integrity capital expenditures of $11.3 million, which was only partially offset by an increase in operating infrastructure expenditures of $1.9 million. The reduction in pipeline and tank integrity expenditures occurred because (1) Buckeye completed much of the integrity work required, including electronic internal inspections, other integrity expenditures and associated repairs and improvements, as part of its comprehensive plan to comply with legal requirements and to improve the reliability of Buckeye’s pipelines and terminals (see “Business—Regulation—Environmental Regulation” and “Business—Regulation—Pipeline and Terminal Maintenance and Safety Regulation”) and (2) an increasing amount of Buckeye’s integrity expenditures were charged to expense in 2005 compared to 2004.

Until December 31, 2005, Buckeye’s initial integrity expenditures had been capitalized as part of  pipeline cost when such expenditures improved or extended the life of the pipeline or related assets. Subsequent integrity expenditures have been expensed as incurred. As of January 1, 2006, Buckeye began charging all internal inspection integrity expenditures to expense, whether or not such expenditures were for the initial or subsequent internal inspection.   In 2006, approximately $10.5 million of integrity costs were expensed compared to $3.0 million in 2005 and $0.9 million in 2004. Buckeye expects to charge approximately $10.0 million of integrity expenditures to expense in 2007.

Expansion and cost reduction capital expenditures were $54.4 million in 2005, an increase of $14.4 million from $40.0 million in 2004. The majority of these expenditures related to two major projects.

During 2005, Buckeye expended $33.7 million on an approximately 11-mile pipeline and associated terminal to serve Federal Express at the Memphis International Airport. The project entered commercial service in the first quarter of 2006. In 2004, approximately $10.3 million was expended in connection with this project. Also in 2005, Buckeye expended approximately $9.3 million to complete a major expansion of Buckeye’s Laurel pipeline across Pennsylvania. In 2004, approximately $11.0 million was expended in connection with this project.  The remaining $11.4 million of expansion and cost reduction capital expended in 2005 related to various other projects including a butane blending project associated with Buckeye’s Macungie, Pennsylvania station. In 2004, Buckeye expended approximately $12.8 million to complete the replacement of approximately 45 miles of pipeline in the Midwest between Lima, Ohio and Huntington, Indiana. The pipeline replacement project improved the reliability of the pipeline and expanded its capacity.

Cash Flows from Financing Activities

BGH’s, Buckeye’s, and Services Company’s financing transactions are summarized as follows:

Equity Securities:

As described above, BGH raised approximately $168.3 million, net of underwriters’ discount and expenses, in the IPO. BGH used the proceeds from the offering plus available cash from operations and the liquidation of MainLine’s interest expense reserve account and its three derivative instruments, to repay principal and accrued interest on MainLine’s then-outstanding term loan, as well as make distributions of $7.7 million to BGH’s pre-IPO equity owners.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million and were used to reduce amounts outstanding under the Credit Facility.

On May 17, 2005, Buckeye issued 2.5 million LP Units in an underwritten public offering at $45.20 per LP Unit. Proceeds from the offering, after underwriters’ discount of $1.80 per LP Unit and offering expenses, were approximately $108.4 million. Proceeds from the offering were used to reduce amounts outstanding under the Credit Facility.

On February 7, 2005, Buckeye issued 1.1 million LP Units in an underwritten public offering at $45.00 per LP Unit. Proceeds from the offering, after underwriters’ discount of $1.46 per LP Unit and offering expenses, were approximately $47.7 million. Proceeds from the offering were used to reduce amounts outstanding under the Credit Facility and to fund Buckeye’s expansion and cost reduction capital expenditures.

On October 19, 2004, Buckeye issued 5.5 million LP Units in an underwritten public offering at $42.50 per LP Unit. Proceeds from the LP Unit offering were approximately $223.3 million after underwriters’ discount of $1.806 per LP Unit and offering expenses and were used to reduce amounts outstanding under the Credit Facility.

On May 4, 2004, MainLine, the predecessor to BGH, issued: (1) 14,595 Class A Units to MainLine Management LLC for $14,595; (2) 134,985,405 Class A Units to Carlyle/Riverstone BPL Holdings II, L.P. for $134,985,405; (3) 8,000,000 Class A Units to Trust Under Agreement of Alfred W. Martinelli dated December 29, 1992, David J. Martinelli, Susan Martinelli Shea and William H. Shea, Jr., Trustees F/B/O Susan Martinelli Shea for $8,000,000; (4) 1,400,000 Class A Units to Stephen C. Muther for $1,400,000; (5) 500,000 Class A Units to Brian K. Jury for $500,000; (6) 500,000 Class A Units to Trust Under Agreement of Alfred W. Martinelli dated December 29, 1992, David J. Martinelli and William H. Shea, Jr., Trustees F/B/O David Martinelli for $500,000; (7) 400,000 Class A Units to Eric A. Gustafson for

$400,000; and (8) 150,000 Class A Units to Robert A. Malecky for $150,000. Aggregate proceeds of approximately $145.95 million were used to purchase MainLine’s predecessor, Glenmoor.

Debt proceeds and payments

On June 30, 2005, Buckeye sold $125.0 million aggregate principal amount of its 5.125% Notes due July 1, 2017 in an underwritten public offering. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.5 million. Proceeds from the offering were used in part to repay $122.0 million that was outstanding under the Credit Facility.

On October 1, 2004, in connection with the acquisition of the Midwest Pipelines and Terminals, Buckeye borrowed a total of $490.0 million, consisting of $300.0 million under a 364-day interim loan (the “Interim Loan”) and $190.0 million under the Credit Facility. On October 12, 2004, Buckeye sold $275.0 million aggregate principal amount of its 5.300% Notes due 2014 in an underwritten public offering. Proceeds from the note offering, after underwriter’s discount and commissions, were approximately $272.1 million. Proceeds from the note offering, together with additional borrowings under the Credit Facility, were used to repay the Interim Loan.

In addition to the above, Buckeye borrowed $177.0 million, $250.0 million and $320.0 million, and repaid $82.0 million, $273.0 million and $247.0 million under the Credit Facility (and its predecessor facility) in 2006, 2005 and 2004, respectively.

Payments on Service Company’s ESOP loans were $6.0 million, $5.6 million and $49.3 million in 2006, 2005 and 2004 respectively.

In December 2004, MainLine entered into a term loan for $180.0 million. The proceeds from the term loan were used to refund the amounts outstanding under a prior credit facility and pay a distribution of $80 million. The $169.0 million amount outstanding under the term loan was repaid with proceeds of BGH’s IPO on August 9, 2006. In connection with the repayment of the loan, BGH expensed $1.6 million of previously deferred financing costs, and recorded a reduction to interest and debt expense of $1.9 million as a result of liquidating an interest rate cap and two interest rate swaps agreements.

Distributions

Distributions to non-controlling interests consisting primarily of Buckeye’s distributions to holders of its LP Units increased to $113.5 million in 2006 compared to $97.8 million in 2005 and $74.9 million in 2004. Distributions in 2006 increased over 2005 and distributions in 2005 increased over 2004 primarily as a result of increases in Buckeye’s LP Unit distribution rate and the issuances of 1.5 million LP Units in 2006, 3.6 million LP Units in 2005 and 5.5 million LP Units in 2004.

Total distributions by BGH to its Unitholders in 2006 amounted to $19.0 million in 2006, of which $3.5 million was paid to Unitholders after the effective date of the IPO August 9, 2006.

Other Financing

In December 2004, Buckeye terminated an interest rate swap agreement associated with its 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In 2004 interest expense was reduced by $2.6 million as a result of the swap agreement. In accordance with FASB Statement No. 133—“Accounting for Derivative Instruments and Hedging Activities,” Buckeye deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of Buckeye’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2006 and 2005 related to the amortization of the gain on the interest rate swap.

Operating Leases

The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2006 were approximately $4.9 million for each of the next three years. Substantially all of these lease payments may be canceled at any time should the leased property no longer be required for operations.

Buckeye leases space in an office building and certain office equipment. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these non-cancelable operating leases at December 31, 2006 were as follows: $1.3 million for 2007, $1.1 million for 2008, $0.9 million for 2009, $1.0 million for 2010, $1.1 million for 2011 and $10.2 million in the aggregate thereafter.

Rent expense under operating leases was $10.3 million, $8.7 million and $8.5 million for 2006, 2005 and 2004, respectively.

Contractual Obligations

Contractual obligations are summarized in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$1,021,322	$6,037	$12,583	$152,702	$850,000
Interest payable on fixed long-term debt obligations	544,205	46,216	91,482	90,259	316,248
Acquisitions	21,000	21,000	—	—	—
Operating leases	15,600	1,311	1,993	2,058	10,238
Rights-of-way payments	24,365	4,873	9,746	9,746	—
Purchase obligations	25,700	25,700	—	—	—
Total contractual cash obligations	$1,652,192	$105,137	$115,804	$254,765	$1,176,486

Interest payable on fixed long-term debt obligations includes semi-annual payments required for Buckeye’s 4 5/8% Notes, its 6 3/4% Notes, its 5.300% Notes and its 5.125% Notes. It also includes interest due on Services Company’s 3.6% ESOP Notes.

Amounts for acquisitions represent amounts for which Buckeye was contractually obligated to close in January 2007, including two refined petroleum products terminals located in Flint, Michigan and Woodhaven, Michigan.  Buckeye closed on these acquisitions on January 16, 2007.

Purchase obligations generally represent commitments for recurring operating expenses or capital projects.

Buckeye’s obligations related to its pension and postretirement benefit plans are discussed in Note 13 in its accompanying consolidated financial statements.

Buckeye’s interest payable under its Credit Facility is not reflected in the above table because such amounts depend on outstanding balances and interest rates which will vary from time to time. Based on balances outstanding and rates in effect at December 31, 2006, annual interest payments would be $8.1 million.

Environmental Matters

The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as Buckeye’s own standards relating to protection of the environment, cause the Operating Subsidiaries to incur current and ongoing operating and capital expenditures. Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from Buckeye’s pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve, for example, groundwater monitoring and treatment. Buckeye regularly incurs expenses in connection with these environmental remediation activities. In 2006, the Operating Subsidiaries incurred operating expenses of $6.2 million and at December 31, 2006, had $29.2 million accrued for environmental matters. At December 31, 2006, Buckeye estimates that approximately $8.0 million of environmental expenditures incurred will be covered by insurance. These recovery amounts have not been included in expense in the financial statements. Buckeye maintains environmental liability insurance covering all of its pipelines and terminals with a per occurrence deductible in the amount of $3.0 million. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye’s commitment to maintaining high environmental standards and to complying with increasingly rigorous environmental laws.

Employee Stock Ownership Plan

Services Company provides an employee stock ownership plan (the “ESOP”) to the majority of its employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP, as well as certain employees covered by a union multiemployer pension plan. The ESOP owns all of the outstanding common stock of Services Company.

Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the 3.6% ESOP Notes bear to the total of all principal and interest payments due under the 3.6% ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Except for the period March 1, 2003 through November 1, 2004, Services Company stock held in employee accounts received stock dividends in lieu of cash. The ESOP was amended to eliminate the payment of stock dividends on allocations made after February 28, 2003. Based upon provisions contained in the American Jobs Creation Act of 2004, the plan was amended further to reinstate this feature on allocations made after November 1, 2004. Total ESOP related costs charged to earnings were $5.6 million and $6.9 million for the years ended December 31, 2006 and 2005, respectively, and $3.4 million for the period January 1 to May 4, 2004 and $6.6 million for the period May 4 to December 31, 2004.

Off-Balance Sheet Arrangements

BGH does not have any off-balance sheet arrangements except for operating leases.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities. The following describes the estimation risk underlying BGH’s critical accounting policies and estimates:

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment is generally recorded at cost or fair value. Approximately 79% of BGH’s consolidated assets consist of property, plant and equipment such as pipeline and related transportation facilities, land, rights-of-way, buildings, leasehold improvements and machinery and equipment. The most significant of these assets are pipelines and related facilities, which, consistent with industry practice, are generally depreciated on a straight line basis over an estimated life of 50 years. Depreciation is the systematic and rational allocation of an asset’s cost or fair value, less its residual value (if any), to the periods it benefits. Straight line depreciation results in depreciation expense being incurred evenly over the life of an asset.

The determination of an asset’s useful life requires assumptions regarding a number of factors including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense that could have a material impact on our financial statements.

At December 31, 2006 and 2005, the net book value of BGH’s consolidated property plant and equipment was $1.7 billion and $1.6 billion, respectively. Depreciation expense was $39.0 million and $32.2 million for the years ended December 31, 2006 and 2005, respectively. BGH does not believe there is a reasonable likelihood that there will be a material change in the future estimated useful life of these assets. In the past, BGH has generally not deemed it necessary to materially change the depreciable lives of its assets. However, a 10% reduction in the depreciable life of these assets, from 50 to 45 years, would increase annual depreciation expense, and reduce operating income by approximately $3.9 million annually.

Reserves for Environmental Matters

As discussed under “Environmental Matters” above, Buckeye’s operating subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated based upon past experience and advice of outside engineering, consulting and law firms. Generally, the timing of these accruals coincides with Buckeye’s commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. Historically, BGH’s estimates of direct and indirect costs related to remediation efforts have generally not required material adjustments. However the accounting estimates relative to environmental matters are uncertain because; (1) estimated future expenditures related to environmental matters are subject to cost fluctuations and can change materially, (2) unanticipated liabilities may arise in connection with environmental remediation projects and may impact cost estimates, and (3) changes in federal, state and local environmental regulations can significantly increase the cost or potential liabilities related to environmental matters. Buckeye maintains insurance which covers certain environmental expenditures. During 2006, 2005 and 2004, Buckeye’s operating subsidiaries incurred environmental related operating expenses, net of insurance recoveries, of $6.2 million, $9.3 million and $6.2 million, respectively. At December 31, 2006 and 2005, Buckeye’s operating subsidiaries had accrued $29.2 million and $21.4 million, respectively, for environmental matters. The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects. Changes in estimates of environmental remediation for each remediation project will affect operating income on a dollar-for-dollar basis up to Buckeye’s self-insurance limit. Buckeye’s self-insurance limit is currently $3.0 million per occurrence.

Related Party Transactions

With respect to related party transactions see Note 17 to the consolidated financial statements and Item 13 “Certain Relationships and Related Transactions and Director Independence.”

Recent Accounting Pronouncements

See Note 2 to BGH’s consolidated financial statements for a description of certain new accounting pronouncements issued in the year ended December 31, 2006.

Forward-Looking Information

The information contained above in this Management’s Discussion and Analysis and elsewhere in this  Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its Unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for petroleum products in the United States in general and in Buckeye’s service areas in particular (which may be affected by economic activity, weather, alternative energy sources, conservation and technological advances); (5) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of  Buckeye’s tariff rates; (6) liability for environmental claims; (7) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by acts of war or terrorism; (8) unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets; (9) availability and cost of insurance on Buckeye’s assets and operations; (10) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (11) expansion in the operations of Buckeye’s competitors; (12) Buckeye’s ability to integrate any acquired operations into its existing operations; (13) shut-downs or cutbacks at major refineries that use Buckeye’s services; (14) deterioration in Buckeye’s labor relations; (15) changes in real property tax assessments; (16) disruptions to the air travel system; (17) interest rate fluctuations and other capital market conditions; (18) BGH’s future results of operations; (19) BGH’s liquidity and ability to finance its activities; (20) market conditions in Buckeye’s industry; (21) conflicts of interest between Buckeye, its general partner and BGH; (22) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (23 the impact of governmental legislation and regulation on BGH and Buckeye.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Report on Form 10-K, including those described in the “Risk Factors” section of this Report. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market Risk—Trading Instruments

Currently, neither BGH nor Buckeye has any instruments and both do not currently engage in hedging activity with respect to trading instruments.

Market Risk—Other than Trading Instruments

Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.30% Notes, the 4.625% Notes and the 6.750% Notes) and cash flow risk with respect to its variable rate obligations on its Credit Facility. Fair value risk represents the risk that the value of the fixed portion of the respective financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

At December 31, 2006, Buckeye had total fixed debt obligations having a face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes. Services Company had fixed debt obligations of approximately $26.3 million at December 31, 2006 of its 3.60% ESOP Notes. The fair value of these obligations at December 31, 2006 was approximately $990 million. A 1% decrease in rates for obligations of similar maturities would have increased the fair value of these obligations by $65.0 million at December 31, 2006. Buckeye’s variable debt obligation under the Credit Facility was $145 million at December 31, 2006. Based on the balances outstanding at December 31, 2006, a 1% increase or decrease in interest rates would increase or decrease consolidated annual interest expense by $1.5 million.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In 2004 interest expense was reduced by $2.6 million as a result of the swap agreement. In accordance with FASB Statement No. 133—“Accounting for Derivative Instruments and Hedging Activities,” Buckeye deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of Buckeye’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2006 and 2005 related to the amortization of the gain on the interest rate swap.

Item 8.                        Financial Statements and Supplementary Data

BUCKEYE GP HOLDINGS L.P.

Index to Financial Statements

Page Number
Financial Statements and Report of Independent Registered Public Accounting Firm	73
Report of Independent Registered Public Accounting Firm	74
Consolidated Statements of Income for the years ended December 31, 2006 and 2005, the period May 4, 2004-December 31, 2004 and the period January 1, 2004-May 4, 2004 (Predecessor)	75
Consolidated Balance Sheets—December 31, 2006 and 2005	76
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, the period May 4, 2004-December 31, 2004 and the period January 1, 2004-May 4, 2004 (Predecessor)	77
Consolidated Statement of Changes in Owners’ Equity for the years ended December 31, 2006 and 2005, the period May 4, 2004-December 31, 2004 and the period January 1, 2004-May 4, 2004 (Predecessor)	78
Notes to Consolidated Financial Statements	80

Schedules are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye GP Holdings L.P.

We have audited the accompanying consolidated balance sheets of Buckeye GP Holdings L.P. and subsidiaries, formerly MainLine L.P. and subsidiaries, (the “Successor”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and partners’ capital of the Successor for the years ended December 31, 2006 and 2005 and the period May 4, 2004 to December 31, 2004 and of Glenmoor, Ltd. and subsidiaries (the “Predecessor”) for the period January 1, 2004 to May 4, 2004 (collectively, the “Companies”). These consolidated financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Successor adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period May 4, 2004 to December 31, 2004, and the Predecessor’s results of its operations and its cash flows for the period January 1, 2004 to May 4, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 21, 2007

BUCKEYE GP HOLDINGS L.P.
CONSOLIDATED STATEMENT OF INCOME
(with Predecessor information prior to May 4, 2004 Commencement of Operations)
(In thousands, except per Unit amounts)

		Buckeye GP Holdings L.P.			Predecessor
		Year ended December 31,		May 4 to December 31,	January 1 to May 4,
	Note	2006	2005	2004	2004
Revenue	2, 20	$461,760	$408,446	$226,014	$97,529
Costs and expenses:
Operating expenses	5	227,374	196,750	116,203	49,712
Depreciation and amortization	2,6,8,9,20	39,629	32,408	15,158	6,388
General and administrative expenses	5, 20	29,884	23,419	13,888	6,341
Total costs and expenses		296,887	252,577	145,249	62,441
Operating income	20	164,873	155,869	80,765	35,088
Other income (expenses):
Investment income		1,410	884	253	183
Interest and debt expense		(60,702)	(55,366)	(28,212)	(9,756)
Premium paid on retirement of debt		—	—	—	(3,531)
Total other income (expenses)		(59,292)	(54,482)	(27,959)	(13,104)
Income before equity income and non-controlling interest expense		105,581	101,387	52,806	21,984
Equity income		6,219	5,303	3,707	1,970
Non-controlling interest expense		(103,066)	(99,704)	(55,310)	(22,830)
Net income		8,734	$6,986	$1,203	$1,124
Less: Net income prior to initial public offering on August 9, 2006		(6,135)
Net income subsequent to initial public offering on August 9, 2006 to December 31, 2006		$2,599
Net income per partnership unit:
Basic	18	$0.09
Diluted	18	$0.09
Weighted average number of units outstanding:
Basic		27,891
Diluted		28,300

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
CONSOLIDATED BALANCE SHEET
(In thousands)

		December 31,
	Notes	2006	2005
Assets:
Current assets:
Cash and cash equivalents	2	$20,220	$28,984
Trade receivables	2	51,030	38,864
Construction and pipeline relocation receivables	2	12,189	10,571
Inventories	2	14,286	12,997
Prepaid and other current assets	7	34,175	12,325
Total current assets		131,900	103,741
Property, plant and equipment, net	2,4,8	1,738,199	1,587,741
Restricted cash	2	—	5,117
Goodwill	2,6	234,603	234,603
Other non-current assets	4,6,9	107,883	109,630
Total assets		$2,212,585	$2,040,832
Liabilities and partners’ capital:
Current liabilities:
Current portion of long-term debt	11	$6,037	$7,811
Accounts payable		26,650	18,648
Accrued and other current liabilities	5, 10	69,774	48,824
Total current liabilities		102,461	75,283
Long-term debt	11	1,014,412	1,096,849
Other non-current liabilities	5,12,13	82,570	76,536
Non-controlling interest	2	772,525	711,722
Total liabilities		1,971,968	1,960,390
Partners’ capital:
General Partner—Common Units		7	—
Limited Partners—Common Units		232,202	—
Management Units		6,926	—
General Partner		—	7
Limited Partners—A Units		—	74,132
Limited Partners—B Units		—	3,473
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units		1,482	1,316
Accumulated other comprehensive income		—	1,514
Total partners’ capital		240,617	80,442
Total liabilities and partners’ capital		$2,212,585	$2,040,832

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(with Predecessor information prior to May 4, 2004 Commencement of Operations)
(In thousands)

		Buckeye GP Holdings L.P.			Predecessor
		Years ended December 31,		May 4- December 31	January 1- May 4
	Notes	2006	2005	2004	2004
Cash flows from operating activities:
Net income		$8,734	$6,986	$1,203	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Premium paid on retirement of long-term debt		—	—	—	3,531
Non-cash charge for Management Unit expense		3,453	—	—	—
Value of ESOP shares released		4,077	5,012	4,554	2,594
Depreciation and amortization	6,8,20	39,629	32,408	15,158	6,388
Amortization of deferred compensation		—	3,473	—	—
Non-controlling interest	2	103,066	99,704	55,310	22,830
Equity earnings		(6,219)	(5,303)	(3,707)	(1,970)
Distributions from equity investments		6,815	3,764	3,958	1,324
Amortization of debt discount		50	40	142	74
Amortization of option grants		329	—	—	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	2	(12,166)	(6,366)	(10,141)	(5,245)
Construction and pipeline relocation receivables	2	(1,618)	(1,209)	(4,312)	(87)
Inventories	2	(618)	(575)	(29)	(196)
Prepaid and other current assets	7	(22,733)	5,606	(2,584)	(1,684)
Accounts payable		8,002	1,569	9,648	(7,793)
Accrued and other current liabilities	5,10	20,823	(4)	6,018	2,647
Other non-current assets	4,6,9	(810)	2,349	1,496	904
Other non-current liabilities	5,12	4,378	3,483	2,296	576
Total adjustments from operating activities		146,458	143,951	77,807	23,893
Net cash provided by operating activities		155,192	150,937	79,010	25,017
Cash flows from investing activities:
Capital expenditures	8,20	(92,817)	(77,831)	(62,567)	(10,196)
Acquisitions	4, 20	(94,253)	(210,158)	(761,005)	—
Net proceeds from (payments for) disposal of property, plant and equipment		1,485	(2)	3,585	(2)
Release of (deposit to) restricted cash	2	5,117	(3,161)	(1,956)	1,514
Net cash used in investing activities		(180,468)	(291,152)	(821,943)	(8,684)
Cash flows from financing activities:
Net proceeds from issuance of Buckeye GP Holdings L.P. units		168,324	—	—	—
Net proceeds from issuance of Buckeye Partners, L.P. units		64,092	156,101	223,296	—
Debt issuance costs		(535)	(1,282)	(11,829)	—
Proceeds from exercise of unit options		1,360	1,401	1,099	478
Proceeds from issuance of long-term debt		177,000	374,767	1,159,216	59,134
Capital contributions		2	—	145,950	22,218
Payment of long-term debt	11	(261,261)	(285,373)	(636,045)	(77,805)
Premium paid on retirement of long-term debt		—	—	—	(3,531)
Settlement of hedge of long-term debt				2,000
Distributions to non-controlling partners of Buckeye Partners, L.P.		(113,480)	(97,767)	(57,339)	(17,603)
Distribution to shareholders of Glenmoor		—	—	—	(7,529)
Distributions to Limited Partners		(18,990)	—	(80,000)	—
Net cash provided by (used in) financing activities		16,512	147,847	746,348	(24,638)
Net (decrease) increase in cash and cash equivalents		(8,764)	7,632	3,415	(8,305)
Cash and cash equivalents at beginning of period		28,984	21,352	17,937	28,054
Cash and cash equivalents at end of period		$20,220	$28,984	$21,352	$19,749
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)		$56,792	$53,467	$15,650	$12,663
Capitalized interest		$1,845	$2,325	$718	$126
Cash paid for income taxes		$218	$897	$520	$10
Non-cash changes in assets and liabilities:
Deferred consideration associated with acquisition of pipeline interests		$—	$20,100	$—	$—
Addition to property accrued in non-current liabilities		$3,200
Fair value hedge accounting		$(235)	$1,290	$2,423	$(2,634)
Environmental liabilities related to acquisition of Northeast and Midwest Pipelines and Terminals		$—	$(2,332)	$4,890	$—

See Notes to consolidated financial statements.

PREDECESSOR
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ (DEFICIT)
(January 1, to May 4, 2004)
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Gains on Issuance of Buckeye LP units	Total
Stockholders’ equity at Jan. 1, 2004	$6	$4,794	$(12,462)	$(348)	$368	$(7,642)
Net income and comprehensive income	—	—	1,124	—	—	1,124
Capital contribution	—	22,218	—	—	—	22,218
Cash dividend declared	—	—	(7,529)	—	—	(7,529)
Stockholders’ equity at May 4, 2004	$6	$27,012	$(18,867)	$(348)	$368	$8,171

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(May 4, 2004-December 31, 2006)
(In thousands)

	General Partner Common Units	Limited Partner— Common Units	Manage- ment Units	General Partner	Limited Partners A Units	Limited Partners B Units	Equity Gains on Issuance of Buckeye LP Units	Accumu- lated Other Compre- hensive Income	Total
Partners’ capital at May 4, 2004	$—	$—	$—	$15	$145,935	$—	$—	$—	$145,950
Net income	—	—	—	—	1,203	—	—	—	1,203
Changes in fair value of cash flow hedges, net	—	—	—	—	—	—	—	(11)	(11)
Comprehensive income	—	—	—	—	1,203	—	—	(11)	1,192
Cash distribution	—	—	—	(8)	(79,992)	—	—	—	(80,000)
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	838	—	838
Partners’ capital at December 31, 2004	—	—	—	7	67,146	—	838	(11)	67,980
Net income	—	—	—	—	6,986	—	—	—	6,986
Change in fair value of cash flow hedges, net	—	—	—	—	—	—	—	1,525	1,525
Comprehensive income	—	—	—	—	6,986	—	—	1,525	8,511
Equity gains on issuance of Buckeye LP units	—	—	—	—	—	—	478	—	478
Recognition of value of limited partners’ B Units	—	—	—	—	—	4,986	—	—	4,986
Unamortized compensation limited partner B Units	—	—	—	—	—	(1,513)	—	—	(1,513)
Partners’ capital at December 31, 2005	—	—	—	7	74,132	3,473	1,316	1,514	80,442
Net income through August 8, 2006	—	—	—	—	6,135	—	—	—	6,135
Net income August 9 Through December 31, 2006	—	2,599	—	—	—	—	—	—	2,599
Settlement of interest rate swaps	—	—	—	—	—	—	—	(1,514)	(1,514)
Comprehensive income	—	2,599	—	—	6,135	—	—	(1,514)	7,220
Exchange of GP units and Limited Partner—A and B Units for General Partner and Limited Partner—Common and Management Units	7	80,267	3,473	(7)	(80,267)	(3,473)	—	—	—
Issuance of Limited Partner—Common Units	—	168,324	—	—	—	—	—	—	168,324
Recognition of value of Management Units	—	—	3,453	—	—	—	—	—	3,453
Distributions to Limited Partner—Common Unit	—	(18,990)	—	—	—	—	—	—	(18,990)
Capital contribution	—	2	—	—	—	—	—	—	2
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	—	—	—	—	—	—	166	—	166
Partners’ capital at December 31, 2006	$7	$232,202	$6,926	$—	$—	$—	$1,482	$—	$240,617

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded master limited partnership (NYSE symbol: BGH) organized on June 15, 2006 under the laws of the state of Delaware. BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (the “Partnership” or “Buckeye”). The Partnership is also a publicly traded (NYSE symbol: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware. BGH’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 9% by certain members of Buckeye GP’s senior management and approximately 37% by the public. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by Carlyle/Riverstone.

BGH’s only business is the ownership of Buckeye GP. Buckeye GP’s only business is the management of the Partnership and its subsidiaries. At December 31, 2006, Buckeye GP owned an approximate 0.6% interest in the Partnership. Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of and owns an approximate 1% interest in certain of the Partnership’s operating subsidiaries.

BGH was formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (the “IPO”) of BGH common units. The reorganization and IPO occurred on August 9, 2006 and, prior to such date, BGH had no activity. Prior to the reorganization, MainLine owned and controlled Buckeye GP. On August 9, 2006, BGH sold 10.5 million common units in the IPO, the net proceeds of which were approximately $168.3 million. BGH used the net proceeds from the IPO, along with cash on hand, to repay all of the outstanding indebtedness of MainLine and to make distributions to its pre-IPO equity owners. The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units (the “Common Units”) and management units (the “Management Units”).

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH. This exchange of equity interests was accounted for as a transfer between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the financial information for BGH included in this report includes the financial information of MainLine. See Note 14 for a further discussion.

MainLine was formed in early 2004 in order to purchase the general partner interest of the Partnership. On May 4, 2004, MainLine purchased all of the membership interests of Glenmoor LLC (“Glenmoor” or the “Predecessor”), a Delaware limited liability company for $235.0 million (see Note 3).

In connection with the closing of the IPO, on August 9, 2006 the Partnership and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and the Partnership to Buckeye GP. Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”). Also on August 9, 2006, Buckeye and Buckeye GP entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”). The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments Buckeye GP receives under the Incentive Compensation Agreement and the Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments. On August 8, 2006, MainLine Sub was merged with and into BGH.

These changes resulted in changes, commencing in the fourth quarter of 2006, in the method used to allocate the Partnership’s income between Buckeye GP and the Partnership’s limited partners. See Note 2 for further discussion.

All of the employees who provide services to BGH, the Partnership and its subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services. BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP.  The Partnership is generally responsible for all other employee costs. Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.9% of the publicly traded limited partner units of the Partnership at December 31, 2006.

Description of the Partnership’s Business

The Partnership’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates and maintains pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximately 2,500 miles of pipeline under agreements with major oil and chemical companies. As of December 31, 2006, the Partnership also owns and operates 45 active refined petroleum products terminals with aggregate storage capacity of approximately 17.6 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

The Partnership conducts all of its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC  (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”). Buckeye NGL commenced operations on January 31, 2006 with the acquisition of a natural gas liquids pipeline located in Colorado and Kansas (see Note 4). Each of these entities is referred to hereinafter as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.”  The Partnership owns an approximate 99% limited partner interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL, in each of which it owns a 100% limited liability company interest. The percentage of each Operating Subsidiary not owned by the Partnership is owned by the Operating Subsidiary GP.

BPH owns, directly or indirectly, a 100% interest in each of Buckeye Terminals, LLC (“Buckeye Terminals”), NORCO Pipe Line Company, LLC (“Norco”), Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), Buckeye Texas Pipe Line Company, L.P. and WesPac Pipelines—Reno LLC (“WesPac Reno”). BPH also owns a 75% interest in WesPac Pipelines—Memphis LLC, and a 50% interest in WesPac Pipelines—San Diego LLC (together with WesPac Reno, collectively known as “WesPac”), an approximate 25% interest in West Shore Pipe Line Company (“West Shore”), a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTP”) and a 40% interest in Muskegon Pipeline LLC

(“Muskegon”). Subsidiaries of BPH also own approximately 63% of two partnerships which own a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas that was completed in March 2003 (the “Sabina Pipeline”).

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations. BGH also has certain consolidating level assets, which consist principally of goodwill associated with the purchase of Buckeye’s general partnership interest. See Note 20 for a further discussion.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the US Securities and Exchange Commission.

The consolidated financial statements of the Predecessor for the period January 1 to May 4, 2004 include the accounts of Glenmoor and its wholly owned subsidiaries, the Partnership and its Operating Subsidiaries as well as Services Company on a consolidated basis.

The consolidated financial statements for BGH for the period May 4 to December 31, 2004 and the years ended December 31, 2005 and 2006, include the accounts of MainLine or BGH and their respective wholly owned subsidiaries with the Partnership and its Operating Subsidiaries as well as Services Company on a consolidated basis.

In June 2005, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of the Partnership into the financial statements is appropriate for all periods presented, including those of the Predecessor.

BGH has determined that Services Company is a variable interest entity (“VIE”) under the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN No. 46R”). Using criteria established in FIN No. 46R, BGH has determined that Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP. Accordingly, as permitted by FIN No. 46R, Services Company has been consolidated in the financial statements of BGH and the Predecessor for all periods presented.

The Partnership is subject to the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission (“FERC”). Certain Operating Subsidiaries are subject to rate regulation as promulgated by FERC. Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with GAAP accounting principles in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

All significant intercompany transactions have been eliminated in consolidation.

Changes in Incentive Compensation Payments to BGH

The general partner of the Partnership historically received incentive compensation payments from the Partnership under an Incentive Compensation Agreement, which payments were based on cash distributions to the Partnership’s limited partners. As described in Note 1, the Incentive Compensation Agreement and the Partnership Agreement were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments with respect to the general partner interest rather than compensation payments. These amendments were effective for payments related to Partnership distributions declared after August 9, 2006. Accordingly, effective in the fourth quarter of 2006, these payments are characterized as distributions rather than compensation payments from the Partnership to Buckeye GP.

Buckeye pays an annual senior administrative charge to affiliates of its general partner for certain management functions supplied by those affiliates. The senior administrative charge totaled $1.9 million in 2006 and 2005 and approximately $1.0 million in 2004. Prior to the IPO, this senior administrative charge was recognized as income by BGH. In connection with the IPO, Buckeye now pays the senior administrative charge directly to BGH’s general partner, MainLine Management.

Prior to the IPO, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded by Buckeye as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s LP Units that it owns and its general partner interests in certain of the Operating Subsidiaries and (iii) the senior administrative charge. Commencing with the IPO, BGH recognizes its share of Buckeye’s income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye’s net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and the Operating Subsidiaries.

The effect of this change was to reduce BGH’s net income in 2006 by approximately $1.2 million, of which $0.7 million represents the absence of income related to the senior administrative charge subsequent to the IPO and $0.5 million represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Use of Estimates

The preparation of BGH’s consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period.

Revenue Recognition

Revenue from the transportation of petroleum products is recognized as products are delivered. Revenues for terminalling, storage and rental operations are recognized as the services are performed. Revenues from contract operation and construction services of facilities and pipelines not directly owned by the Partnership are recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee.

Non-Controlling Interest

The consolidated balance sheets include a non-controlling interest liability that reflects the portion of the Partnership owned by its partners other than BGH and Services Company. Similarly, the consolidated income statements include non-controlling interest expense that reflects the portion of the earnings due to the Partnership’s partners other than BGH and Services Company.

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Restricted Cash

MainLine was required to maintain a debt service reserve account consisting of cash equivalents for the benefit of the holders of its former $180 million term loan that was repaid with the proceeds of BGH’s IPO (see Note 11).

Trade Receivables

Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. The Partnership extends credit terms to certain customers based on historical dealings and to other customers after a review of various credit indicators, including the customers’ credit rating.

Construction and Pipeline Relocation Receivables

Construction and pipeline relocation receivables represent valid claims against non-affiliated customers for services rendered in constructing, maintaining and/or operating pipelines and are recognized when services are rendered.

Inventories

Inventories, consisting of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items are carried at the lower of cost or market based on the first-in, first-out method.

Equity Investments

Investments greater than 20% in entities in which the Partnership does not exercise control are accounted for using the equity method. Under this method, an investment is recorded at acquisition cost plus the Partnership’s equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess net investment is the amount by which the initial investment exceeds the proportionate share of the book value of the net assets of the investment. Management evaluates equity method investments for impairment whenever events or circumstances indicate that there is a loss in value of the investment which is other than temporary. In the event that the loss in value of an investment is other than temporary, the Partnership records a charge to earnings to adjust the carrying value to fair value. There were no equity investment impairments during 2006, 2005 or 2004.  BGH has no equity method investments other than those maintained by the Partnership.

Property, Plant and Equipment

Property, plant and equipment consists primarily of pipeline and related transportation facilities and equipment. For financial reporting purposes, depreciation on pipeline assets is calculated using the straight-line method over the estimated useful life of 50 years. Other plant and equipment is depreciated on a straight line basis over an estimated life of 5 to 50 years. Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred. Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

The following table represents the depreciation life for the major asset components of BGH and Partnership assets:

Life in Years
Right of way	50
Line pipe and fittings	50
Buildings	50
Pumping equipment	50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill and Intangible Assets

BGH does not amortize goodwill. Goodwill is reviewed for impairment at the reporting unit level, which is consistent with BGH’s operating segments, annually on January 1 for potential impairment based on the carrying value of the reporting unit compared to its fair value. Intangible assets that have finite useful lives are amortized over their useful lives.

Long-Lived Assets

BGH regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. BGH assesses recoverability based on estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal. The measurement of an impairment loss is based on the difference between the carrying amount and fair value of the assets.

Asset Retirement Obligations

BGH accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as amended by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which was effective December 31, 2005. SFAS No. 143 requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset. After the initial measurement, the obligation is periodically adjusted to reflect changes in the asset retirement obligation’s fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and credit-adjusted risk-free interest rates.

The Operating Subsidiaries’ assets generally consist of underground refined petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities that are owned by the Operating Subsidiaries. The Partnership is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, will become completely obsolete and require decommissioning. Further, the Operating Subsidiaries’ rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Accordingly, the Partnership has recorded no liability, or corresponding asset, in conjunction with the adoption of SFAS No. 143 and FIN 47 because the future dismantlement and removal dates of the Partnership’s assets, and the amount of any associated costs, are indeterminable.

Debt Issuance Costs

Costs incurred for debt borrowings are capitalized as paid and amortized over the life of the associated debt instrument. When debt is retired before its scheduled maturity date, any remaining placement costs associated with that debt are expensed.

Fair Value and Hedging Activities

At December 31, 2006 and 2005, cash, trade receivables, construction and pipeline relocation receivables, prepaid and other current assets, and all current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair value of debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates (see Note 11).

BGH’s accounts for hedging activities in accordance with SFAS No. 133 “Accounting for Financial Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” and  SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities.

The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation, which is established at the inception of the derivative instrument. SFAS No. 133 provides for a short-cut method which permits gains and losses on certain derivatives qualifying as fair value hedges to directly offset the changes in value of the hedged item in the Partnership’s income statement, and for BGH to assume no hedge ineffectiveness with respect to the hedged financial instrument.

In 2003, the Partnership entered into an interest rate swap contract with a financial institution (see Note 11). The Partnership designated the swap as a fair value hedge at the inception of the contract and utilized the short-cut method provided for in SFAS No. 133. The interest rate swap was terminated on December 8, 2004.

In 2004, BGH entered into three derivative transactions associated with its debt agreements. One of these transactions was not designated as a hedge while the other two transactions were designated as hedges of variations in cash flows related to BGH’s then-outstanding $180 million term loan. During 2005, BGH entered into another derivative transaction associated with its debt agreement which was designated as a hedge of variations in cash flows (See Note 11).

When entering into interest rate swap transactions, BGH becomes exposed to both credit risk and market risk. Credit risk occurs when the value of the swap transaction is positive, and BGH is subject to the risk that the counterparty will fail to perform under the terms of the contract. BGH is subject to market risk with respect to changes in value of the swap. BGH manages its credit risk by only entering into swap transactions with major financial institutions with investment-grade credit ratings. BGH manages its market risk by associating each swap transaction with an existing debt obligation. BGH’s practice is to have the Board of Directors of MainLine Management or of Buckeye GP, as appropriate, approve each swap transaction.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of debt.

Income Taxes

For federal and state income tax purposes, BGH and its subsidiaries and the Partnership and the Operating Subsidiaries, except for BGC, are not taxable entities. Accordingly, the taxable income or loss of BGH, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners of BGH. The aggregate difference in the basis of BGH’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to BGH.

Effective August 1, 2004, BGC elected to be treated as a taxable corporation for federal income tax purposes. Accordingly, BGC has recognized deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and the amounts measured for federal income tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance when the amount of any tax benefit is not expected to be realized. Total income tax expense, all of which related to BGC, for the years ended December 31, 2006 and 2005 was $0.6 million and $0.9 million, respectively, and for the period August 1, 2004 to December 31, 2004, income tax expense was $0.5 million. Income tax expense is included in operating expenses in the enclosed consolidated statements of income.

Effective January 1, 1999, Services Company elected to be taxed as a Subchapter S corporation for federal and state income tax purposes. Services Company is generally not a taxable entity for federal and state income taxes. Rather, Services Company’s income or loss is includable in the federal and state income tax returns of its shareholder, the ESOP. As a result of the election, Services Company became liable for federal and state income taxes on any gains on the sale of any Partnership LP Units through December 31, 2008 up to the difference between the market value and the tax basis of the Partnership’s LP Units on January 1, 1999.  At December 31, 2006 and 2005, Services Company had unrealized built-in gains associated with this election of $21.9 million and $22.3 million, respectively.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership’s commitment to a formal plan of action. Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees estimated to be paid to outside engineering, consulting and law firms. The Partnership maintains insurance which may cover certain environmental expenditures.

Pensions

Services Company sponsors a defined contribution plan (see Note 13), defined benefit plans (see Note 13) and an employee stock ownership plan (the “ESOP”) (see Note 15) that provide retirement benefits to certain regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 13).

Postretirement Benefits Other Than Pensions

Services Company provides post-retirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 13).

Unit Option and Distribution Equivalent Plan

The Partnership has a Unit Option and Distribution Equivalent Plan, which, effective January 1, 2006, is accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 14 for a further discussion of the Partnership’s Unit Option and Distribution Equivalent Plan.

Comprehensive Income

BGH accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). BGH’s comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from changes in the fair value of BGH’s cash flow hedges. SFAS No. 130 requires BGH to report total comprehensive income, which is included in BGH’s consolidated statements of changes in owners’ equity.

Earnings per Unit

Earnings per unit is calculated for BGH only from the date of its IPO on August 9, 2006. Basic earnings per unit is determined by dividing the net income by the weighted average number of Common Units and vested Management Units outstanding for the period of August 9, 2006 to December 31, 2006. Diluted earnings per unit is calculated using the weighted average of all units outstanding, including Common Units and vested and unvested Management Units.

Major Customers and Concentration of Credit Risk

The Partnership has a concentration of trade receivables due from major integrated oil companies, major petroleum refiners, major petrochemical companies, large regional marketing companies and large commercial airlines. These concentrations of customers may affect the Partnership’s overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The Partnership’s customer base was approximately 214 customers in 2006 and 160 customers in 2005. Affiliates of Shell Oil Products U.S. (“Shell”) contributed 11% of consolidated revenue in 2006 and 13% in 2005. For the periods January 1 to May 4, 2004 and May 4 to December 31, 2004, no customer contributed more than 10% of consolidated revenue. Approximately 5% of the 2006 consolidated revenue was generated by Shell in the Pipeline Operations segment; the remaining 6% of consolidated revenue was generated by Shell in the Terminalling and Storage segment. The 20 largest customers accounted for 53% and 63% of consolidated revenue in 2006 and 2005, respectively. The Partnership manages its credit risk through a credit approval process. For certain customers, prepayments are required. The Pipeline Operations segment bills its customers on a weekly basis, and the Terminalling and Storage segment on at least a monthly basis. The effect of these billing practices is to reduce credit risk. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. BGH does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for  BGH’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. See Note 13 for the effects of the adoption of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within that year. BGH is still determining the impact, if any, of the adoption of SFAS No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any have any impact on BGH’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. BGH is currently evaluating the impact this standard may have on its consolidated financial statements.

3.                 BUSINESS COMBINATION

As discussed in Note 1, MainLine  completed the acquisition of 100% of the member interests of the Predecessor on May 4, 2004 for a purchase price of $235.0 million adjusted for $9.0 million for certain working capital amounts. The acquisition was funded by $145.9 million of equity contributed by Carlyle/Riverstone and the management limited partners and a $100.0 million Senior Secured Credit Facility from a consortium of financial institutions. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired, net of liabilities assumed is as follows (in thousands):

Receivables	$3,993
Other current assets	8,958
Investment in Buckeye’s 2% general partner interest	242,793
Other assets	4,620
Payables and accrued liabilities	(16,334)
Total purchase price	$244,030

Fair values for assets acquired were determined by MainLine. MainLine allocated the fair value of its $242.8 million investment in the Partnership’s 2% general partner interest using a combination of appraised and market-based values. The allocation of the investment in the Partnership was ascribed to the underlying net assets of the Partnership as follows (in thousands):

Receivables	$548
Other current assets	753
Property, plant and equipment	27,244
Goodwill	223,516
Other assets	1,431
Debt	(832)
Current liabilities	(8,951)
Other liabilities	(916)
Total investment in the Partnership’s general partner interest	$242,793

MainLine purchased the general partner interests at a value which created goodwill because it believed that the stable cash flows produced by the Partnership combined with industry acquisition opportunities created an attractive opportunity to generate and increase cash flows. BGH believes that the $223.5 million of goodwill will be deductible by its partners on their tax returns. Goodwill has been allocated to the individual reporting units to which the goodwill relates (see Note 6).

The following unaudited summarized pro forma consolidated income statement information assumes that the above mentioned acquisition had occurred as of January 1, 2004 and that MainLine was in existence. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if MainLine had completed this acquisition as of January 1, 2004 or the results that will be attained in the future (in thousands):

	Revenues	Net Income
	Unaudited
As reported for the period May 4 to December 31, 2004	$226,014	$1,203
Pro forma adjustments for the period January 1 to May 4, 2004	97,529	562
Pro forma for the year ended December 31, 2004	$323,543	$1,765

4.                 BUCKEYE ACQUISITIONS AND EQUITY INVESTMENTS

2006 Acquisitions

Rights-of-way	$3,003
Buildings and leasehold improvements	1,198
Machinery, equipment and office furnishings	82,799
Total	$87,000

On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan from Shell for $13.0 million.

2005 Acquisitions

In December 2005, the Partnership acquired a refined petroleum products terminal and related assets (including railroad offloading facilities and customer contracts) located in Taylor, Michigan for $20.0 million. The allocated fair value, based on allocations by the Partnership, of the assets acquired is summarized as follows (in thousands):

Land	$1,000
Buildings and leasehold improvements	1,896
Machinery, equipment and office furnishings	8,904
Customer contracts	8,200
Total	$20,000

Effective December 1, 2005, the Partnership acquired from affiliates of Marathon Oil Company an approximately 26-mile pipeline and a 40% interest in Muskegon. Muskegon owns an approximately 170-mile pipeline which extends from Griffith, Indiana to Muskegon, Michigan. The pipeline and the interest in Muskegon (collectively, the “Pipeline Interests”) were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of the Partnership’s pipelines and a terminal. The Partnership has recorded the Pipeline Interests (and the corresponding obligations) at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon. In connection with the transaction, the parties also entered into throughput agreements related to certain of the Partnership’s pipelines and terminals.

On May 5, 2005, the Partnership acquired a refined petroleum products pipeline system with approximately 478 miles of pipeline and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States (the “Northeast Pipelines and Terminals”) for a purchase price of $175.0 million from affiliates of ExxonMobil.

In connection with the closing of the Northeast Pipelines and Terminals transaction, the Partnership entered into throughput agreements with ExxonMobil relating to each of the acquired petroleum products terminals. The throughput agreements have an initial term of five years and renew automatically for five successive three-year terms unless terminated by ExxonMobil. The agreements provide that the Partnership will reserve storage capacity at the terminals for ExxonMobil. The parties also agreed on the terminalling fees to be charged for volumes throughput at the terminals by ExxonMobil. The amount of storage capacity reserved for ExxonMobil was based initially on historical usage, and adjusts periodically based on ExxonMobil’s actual usage.

The Partnership’s cost of the Northeast Pipelines and Terminals totaled $178.6 million, which consisted of the purchase price of $175.0 million, accrued environmental obligations of $2.3 million, and direct acquisition costs of $1.3 million. The allocated fair value, based on allocations by the Partnership of the assets acquired is summarized as follows (in thousands):

Material and supplies inventory	$1,972
Prepaid expenses	288
Land	3,630
Rights-of-way	14,079
Buildings and leasehold improvements	4,043
Machinery, equipment and office furnishings	154,633
Total	$178,645

In the fourth quarter of 2005, the Partnership recorded an expense of $2.2 million associated with additional environmental costs identified with the Northeast Pipelines and Terminals acquisition.

In November 2005, the Partnership acquired an approximately 29-mile ammonia pipeline located in Texas and, in a separate transaction, the 25% membership interest in WesPac-Reno that it did not previously own for approximately $3.5 million and $2.5 million, respectively.

2004 Acquisitions

On October 1, 2004, the Partnership acquired from Shell five refined petroleum products pipelines with aggregate mileage of approximately 900 miles and 24 petroleum products terminals with aggregate storage capacity of approximately 9.3 million barrels located in the midwestern United States for a purchase price of approximately $517.0 million (the “Midwest Pipelines and Terminals”). All five of the refined petroleum products pipelines are interstate common carriers regulated by the FERC.

In connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership entered into a terminalling agreement and a transportation agreement with Shell, each with an initial term of three years. The terminalling and transportation agreements provide for a minimum revenue commitment from Shell averaging approximately $35.7 million per year for the initial three-year term following the closing of the acquisition. The terminalling agreement may be extended, at the option of Shell, for four, two-year periods with the committed revenues for subsequent years based upon the revenues produced by Shell’s use of the terminals in the prior year. Both of these agreements provide that if an event occurs beyond the control of either the Partnership or Shell, Shell has the right to reduce its revenue commitments during the period of interruption. Through December 31, 2006, Shell has exceeded its minimum revenue commitment.

As part of the acquisition of these assets, Shell agreed to retain liabilities and expenses related to active environmental remediation projects. In addition, Shell agreed to indemnify the Partnership for certain environmental liabilities arising from pre-closing conditions relating to the operation of the acquired pipelines, tank farms or terminals, so long as the Partnership provides notice of those conditions within two years of the closing of the acquisition. Shell’s indemnification obligation is subject to a $250,000 per-claim deductible and a $29.3 million aggregate liability.  The Partnership agreed to perform certain monitoring activities at its own expense associated with certain sites which are or could become subject to environmental remediation. The Partnership accrued as part of its purchase price approximately $4.9 million related to its obligation to monitor these sites.

The Partnership’s total cost of the Midwest Pipelines and Terminals totaled $523.7 million, which consisted of the purchase price of $517.0 million, the accrued environmental monitoring costs of $4.9 million discussed above, plus direct acquisition costs of $1.8 million. The allocated fair value based on allocations by the Partnership of assets acquired is summarized as follows (in thousands):

Material and supplies inventory	$1,014
Land	28,989
Rights-of-way	29,491
Buildings and leasehold improvements	13,586
Machinery, equipment and office furnishings	450,601
Total	$523,681

In the fourth quarter of 2005, the Partnership recorded a reduction of expense of $3.1 million associated with a reduced estimate of the cost of the Partnership’s obligation to perform certain environmental monitoring activities at these sites. Management continues to evaluate on an ongoing basis the amounts required for these obligations.

Summary

The acquisitions discussed above were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141—“Business Combinations.”  Accordingly, the Partnership allocated the cost of the assets acquired using appraised values on the date of acquisition.  In conjunction with the appraisals, the Partnership determined that a significant portion of the value of the purchases relate to the physical assets acquired, which are generally depreciated over 50 years. The acquired pipelines and related assets were allocated to the Pipeline Operations segment; the acquired terminals and related assets were allocated to the Terminalling and Storage segment. Note 20 summarizes the allocation of the acquisitions by segment.

5.                 CONTINGENCIES

Claims and Proceedings

BGH, the Partnership, and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. BGH is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, BGH has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment has been recorded as an expense in BGH’s consolidated financial statements in the fourth quarter of 2006.

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $6.2 million, $9.3 million and $6.2 million for 2006, 2005 and 2004, respectively, which were related to environmental expenditures unrelated to claims and proceedings. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies. Additional discussions regarding environmental expenditures are contained in Notes 2 (Summary of significant accounting policies), 10 (Accrued and other current liabilities) and 12 (Other non-current liabilities).

In March, 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint. Although it is possible that this complaint, if adversely determined, could, depending on the relative amount involved have a material effect on the Partnership for a future period, BGH does not believe that the outcome of the complaint will have a material effect on BGH’s consolidated financial condition or results of operations.

6.   GOODWILL AND INTANGIBLE ASSETS

BGH accounts for goodwill using Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”),” which establishes financial accounting and reporting guidance for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires BGH to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. BGH’s goodwill of $234.6 million was mainly from the acquisitions of Glenmoor and six terminals acquired by the Partnership in June 2000.

	December 31,
	2006	2005
	(In thousands)
Pipeline Operations	$198,632	$198,632
Terminalling and Storage	22,789	22,789
Other Operations	13,182	13,182
Total	$234,603	$234,603

In 2005, MainLine received $41,000 from the former owners of Glenmoor for the final reconciliation related to the purchase price of Glenmoor. The $41,000 was charged to goodwill. The impairment testing performed each January 1st has determined that no impairment had been incurred in 2006, 2005 or 2004.

The Partnership’s amortizable intangible assets consist of contracts acquired in acquisitions. The contracts were acquired in connection with the acquisition of BGC in March 1999 and the Taylor, Michigan terminal acquired in December 2005 (see Note 4).

For the years 2006, 2005 and 2004, consolidated amortization expense related to amortizable intangible assets was $0.6 million, $0.2 million and $0.2 million, respectively. BGH’s consolidated amortization expense related to amortizable intangible assets is estimated to be $0.6 million per year for the years 2007 though 2011. The customer contracts are being amortized over periods ranging from 15 to 25 years (see Note 9).

7.   PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	December 31,
	2006	2005
	(In thousands)
Prepaid insurance	$7,728	$4,684
Insurance receivables	12,093	3,513
Ammonia receivable	6,284	—
Other	8,070	4,128
Total	$34,175	$12,325

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Land	$41,197	$42,068
Rights-of-way	88,452	84,690
Buildings and leasehold improvements	68,916	65,741
Machinery, equipment and office furnishings	1,559,145	1,368,663
Construction in progress	130,307	146,439
Total property plant and equipment	1,888,017	1,707,601
Less: accumulated depreciation	(149,818)	(119,860)
Property, plant and equipment, net	$1,738,199	$1,587,741

Depreciation expense was $39.0 million and $32.2 million for the years ended December 31, 2006 and 2005, respectively, and $6.3 million for the period January 1 to May 4, 2004 and $15.1 million for the period May 4 to December 31, 2004.

9.   OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	December 31,
	2006	2005
	(In thousands)
Contracts acquired in acquisitions, net of accumulated amortization of $2,218 and $1,620 at December 31, 2006 and 2005, respectively	$9,582	$1,980
Investment in West Shore	30,490	31,323
Investment in WTP	29,878	29,835
Investment in Muskegon	15,622	15,430
Deposit for natural gas liquids pipeline (see Note 4)	—	7,745
Cost of issuing debt	8,869	11,489
Rate swap value	—	1,514
Other	13,442	10,314
Total	$107,883	$109,630

10.   ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Taxes—other than income	$5,858	$6,569
Accrued employee benefit liability (see Note 13)	2,340	—
Environmental liabilities	12,498	6,996
Interest	16,961	16,648
Retainage	940	639
Payable for ammonia purchase	6,072	—
Compensation and vacation	8,606	8,751
Other	16,499	9,221
Total	$69,774	$48,824

11.   DEBT AND CREDIT FACILITIES

Debt consists of the following:

	December 31,
	2006	2005
	(In thousands)
BGH.:
Revolving Credit Agreement	$—	$—
Term Loan	—	173,250
Services Company:
3.60% ESOP Notes due March 28, 2011	27,184	33,617
Retirement premium.	(862)	(1,284)
The Partnership:
4.625% Notes due July 15, 2013	300,000	300,000
6.75%Notes due August 15, 2033	150,000	150,000
5.30%Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	145,000	50,000
Total debt	1,021,322	1,105,583
Other, including unamortized discounts and changes in fair value (1)	(873)	(923)
Subtotal long-term debt	1,020,449	1,104,660
Less: current maturities	(6,037)	(7,811)
Total long-term debt	$1,014,412	$1,096,849

(1)          The December 31, 2006 amount includes $1.5 million related to an adjustment to fair value associated with a hedge of fair value and ($2.4) million in unamortized discounts. The December 31, 2005 amount includes $1.8 million related to an adjustment to fair value associated with a hedge of fair value and ($2.7) million in unamortized discounts.

The fair value of the consolidated debt was estimated to be $990.0 million and $1,114.0 million at December 31, 2006 and 2005, respectively. The value of the consolidated debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

BGH

On August 9, 2006, BGH entered into a five-year $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement. At December 31, 2006, there were no borrowings under the BGH Credit Agreement.

The BGH Credit Agreement permits BGH to prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs). Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either:

•       the greater of (1) the federal funds rate plus 0.5% and (2) SunTrust Bank’s prime commercial lending rate; or

•       LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of the Partnership.

BGH’s ability to borrow amounts under the Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement. The Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries. The Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from the Partnership, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions.

The BGH Credit Agreement prohibits BGH from declaring dividends or distributions if any default or event of default, as defined in the BGH Credit Agreement, has occurred or would result from such a declaration. In addition, the BGH Credit Agreement contains covenants and provisions requiring BGH to adhere to certain covenants and limiting the ability of BGH and its Restricted Subsidiaries to, among other things:

•       incur or guarantee indebtedness;

•       make certain negative pledges and grant certain liens;

•       make certain loans, acquisitions and investments;

•       make any material changes to the nature of BGH or Restricted Subsidiaries’ business; or

•       enter into a merger, consolidation or sale of assets.

If an event of default exists under the BGH Credit Agreement, the lender will be able to terminate the BGH Credit Agreement and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies. The following are some of the events which would constitute an event of default under the BGH Credit Agreement:

•       failure to pay any principal, interest, fees, expenses or other amounts when due;

•       failure of any representation or warranty to be true and correct in any material respect;

•       failure to perform or otherwise comply with the covenants in the BGH Credit Agreement or other loan documents, subject to certain grace periods;

•       default by BGH or any Restricted Subsidiary on the payment of any other indebtedness in excess of $5.0 million or default by the Partnership or any of its subsidiaries on the payment of any indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       bankruptcy or insolvency events involving BGH;

•       the entry against BGH of a judgment in excess of specified amounts, or otherwise having a material adverse effect, that is not stayed, discharged or deferred within specified periods;

•       a change in control of BGH (as such term is defined in the BGH Credit Agreement);

•       the invalidity or unenforceability of any material provision in the BGH Credit Agreement or related documents; and

•       the occurrence of certain events with respect to employee benefit plans subject to ERISA.

Prior to August 9, 2006, MainLine was party to a Senior Secured Credit Facility (the “Term Loan”) with a consortium of financial institutions under which MainLine had originally borrowed $180.0 million and had $169.0 million outstanding at the time of BGH’s IPO. In accordance with requirements under the Term Loan, MainLine had previously entered into two interest rate swap agreements.

All amounts outstanding under the Term Loan of $169.0 million were repaid with proceeds of BGH’s IPO, together with cash on hand, on August 9, 2006. In connection with the repayment of the loan in the third quarter of 2006, BGH expensed $1.6 million of previously deferred financing costs, and , as discussed below, recorded a reduction to interest and debt expense of $1.9 million as a result of liquidating an interest rate cap and the two interest rate swaps agreements.

Services Company

Services Company had total debt outstanding of $26.3 million and $32.3 million at December 31, 2006 and 2005 respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, the Partnership has committed that, in the event that the value of the Partnership’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Partnership’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the Partnership’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At December 31, 2006, the value of the Partnership’s LP Units owned by Services Company exceeded the 125% requirement.

The Partnership

On June 30, 2005, the Partnership sold $125.0 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.9 million. Proceeds from the offering were used in part to repay $122.0 million under the Partnership’s 5-year Revolving Credit Agreement.

In connection with the Midwest Pipelines and Terminals acquired from Shell on October 1, 2004, the Partnership borrowed a total of $490.0 million, consisting of $300.0 million under a 364-day interim loan (the “Interim Loan”) and $190.0 million under the Partnership’s $400.0 million five-year revolving credit facility. On October 12, 2004, the Partnership sold $275.0 million aggregate principal of its 5.300% Notes due 2014 in an underwritten public offering (the “5.300% Note Offering”). Proceeds from the 5.300% Note Offering, net of underwriter’s discount and commissions, were approximately $272.1 million. Proceeds from the 5.300% Note Offering, together with additional borrowings under the Credit Facility, were used to repay the Interim Loan. On October 19, 2004, the Partnership issued 5.5 million LP units in an underwritten public offering (the “LP Unit Offering”). Proceeds from the LP Unit Offering were approximately $223.3 million, after underwriters’ discount and expenses, and were used to reduce amounts outstanding under the Credit Facility.

On November 13, 2006 the Partnership entered into a new a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400 million credit facility, contains a one-time expansion feature to $600 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at December 31, 2006 was 5.59%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt.  At December 31, 2006 and December 31, 2005, the Partnership had $145.0 million and $50.0 million outstanding under the Credit Facility and its predecessor credit facility, respectively, and had committed $2.1 million and $1.7 million in support of letters of credit, respectively.

The Credit Facility contains covenants and provisions that:

•       Restrict the Partnership and certain of its subsidiaries’ ability to incur additional indebtedness based on a Funded Debt Ratio described below;

•       Prohibit the Partnership and certain of its subsidiaries from creating or incurring certain liens on their property;

•       Prohibit the Partnership and certain of its subsidiaries from disposing of property material to their operations; and

•       Limit consolidations, mergers and asset transfers by the Partnership and certain of its subsidiaries.

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA” as defined in the Credit Facility. The Credit Facility defines EBITDA for periods prior to the fourth quarter of 2006 as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At December 31, 2006 the Partnership’s Funded Debt Ratio was 4.40 to 1.00.

The Credit Facility provides for a “change of control” event of default that will be triggered if (i) Carlyle/Riverstone ceases to beneficially own 100% of the sole general partner of BGH, (ii) BGH ceases to own 100% of Buckeye GP or (iii) Buckeye GP ceases to be the sole general partner of Buckeye.

At December 31, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

Derivative Instruments

In 2004, BGH had purchased an interest rate cap on a notional amount of $50.0 million for $375,000. Under the interest rate cap, if the variable interest rate BGH paid on a former loan exceeded 5.0%, the lender would pay BGH the difference between the variable rate in effect on the $50.0 million notional amount and the capped rate. BGH did not designate the interest rate cap as a cash flow hedge and, accordingly, changes in value of the cap have been reflected in income. The interest rate cap was terminated in connection with BGH’s IPO.

In accordance with requirements of the Term Loan, BGH entered into two interest rate swap agreements. BGH designated these transactions as hedges of BGH’s cash flow risk associated with the Term Loan. The first agreement, which terminated on December 22, 2005, was for a notional amount of $172.8 million and called for BGH to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.029%. The interest rate swap was effective December 22, 2004, the date of closing of the Term Loan and terminated on December 22, 2005. The three-month LIBOR reset on dates that coincided with the reset dates for the variable interest rate of the Term Loan. The second agreement was for a notional amount of $86.0 million and called for BGH to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.853%. The agreement became effective on December 22, 2005 and was terminated in connection with BGH’s IPO. During 2005, BGH entered into another interest rate swap agreement. This agreement was for a notional amount of $12.0 million and called for BGH to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 4.54%. This agreement was terminated in connection with the IPO.

BGH recorded a gain of approximately $1.9 million upon termination of the interest rate cap and the two outstanding interest rate swap agreements.

In December 2004, the Partnership terminated an interest rate swap agreement associated with its 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In 2004 interest expense was reduced by $2.6 million as a result of the swap agreement. In accordance with FASB Statement No. 133—“Accounting for Derivative Instruments and Hedging Activities,” the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2006 and 2005 related to the amortization of the gain on the interest rate swap.

Consolidated Debt Maturity Table.

The following table shows scheduled maturities of the principal amounts of consolidated debt obligations for the next 5 years and in total thereafter (in thousands).

2007	$6,037
2008	6,289
2009	6,294
2010	6,177
2011	146,525
Thereafter	850,000
Total debt	$1,021,322

12.   OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Accrued employee benefit liabilities (see Note 13)	$40,933	$40,829
Accrued environmental liabilities	16,691	14,397
Deferred consideration	20,100	20,100
Other	4,846	1,210
Total	$82,570	$76,536

13.   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

RIGP and Retiree Medical Plan

Services Company sponsors a retirement income guarantee plan (a defined benefit plan) (the “RIGP”) which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

As discussed in Note 2, BGH adopted the provisions of SFAS No. 158 as of December 31, 2006. In connection with adopting SFAS No. 158, Buckeye recorded an increase in other comprehensive income of approximately $0.8 million, consisting of an increase of $4.6 million related to the postretirement benefits plan and a decrease of $3.8 million related to the RIGP. These SFAS 158 adjustments were reclassified to non-controlling interest in BGH’s 2006 consolidated balance sheet.

In December 2006 Services Company amended the postretirement health care and life insurance plan (the “Retiree Medical Plan”) to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008. This change had the effect of reducing BGH’s postretirement benefit obligation by approximately $20.4 million. Because this amendment was adopted near year-end, the effects of the amendment did not impact BGH’s net income. However, coincident with the adoption of SFAS No. 158, the amendment did result in an increase in other comprehensive income of $20.4 million, which is included in the total adjustment of $4.6 million described above. BGH expects that this plan amendment will result in a decrease in postretirement benefits expense of approximately $4.0 million in 2007.

A reconciliation of the beginning and ending balances of the benefit obligations under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2006	2005	2006	2005
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$20,679	$17,945	$50,235	$44,179
Service cost	922	976	857	789
Interest cost	1,000	998	2,948	2,628
Actuarial loss (gain)	(1,816)	1,626	3,452	5,209
Change in assumptions	—	300	—	—
Amendment(1)	—	—	(20,401)	(665)
Benefit payments	(1,487)	(1,166)	(2,073)	(1,905)
Benefit obligation at end of year	$19,298	$20,679	$35,018	$50,235

(1)          In 2005, the Retiree Medical Plan was amended to increase the retail drug deductible. In 2006, the Retiree Medical Plan was amended to fix amounts payable to Medicare-qualified plan participants at $2,500 per year commencing in 2008.

A reconciliation of the beginning and ending balances of the fair value of plan assets under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2006	2005	2006	2005
	(In thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$11,033	$9,603	$—	$—
Actuarial return on plan assets	922	796	—	—
Employer contribution	575	1,800	2,073	1,905
Benefits paid	(1,487)	(1,166)	(2,073)	(1,905)
Fair value of plan assets at end of year	$11,043	$11,033	$—	$—
Funded status at end of year	$(8,255)	$(9,646)	$(35,018)	$(50,235)

Amounts recognized in BGH’s balance sheet as liabilities consist of the following:

	RIGP		Retiree Medical Plan
	2006	2005	2006	2005
	(In thousands)
Accrued employee benefit liabilities—current	$—	$—	$2,340	$—
Accrued employee benefit liabilities—noncurrent	$8,255	$3,770	$32,678	$37,059

Amounts recognized in Buckeye’s 2006 accumulated other comprehensive income are shown in the table below. However, these SFAS 158 adjustments were re-classified to non-controlling interest in BGH’s 2006 consolidated balance sheet.

	RIGP		Retiree Medical Plan
	2006	2005	2006	2005
	(In thousands)
Net actuarial loss (gain)	$5,278	$—	$17,613	$—
Prior service cost (credit)	(1,438)	—	(22,238)	—
Total	$3,840	$—	$(4,625)	$—

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows:

	RIGP
	2006	2005
	(In thousands)
Projected benefit obligation	$19,298	$20,679
Accumulated benefit obligation	$11,067	$12,341
Fair value of plan assets	$11,043	$11,033

The weighted average assumptions used in accounting for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2006	2005	2004	2006	2005	2004
Weighted average expense assumptions for the years ended December 31
Discount rate	5.40%	5.30%	5.50%	5.75%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

	RIGP		Retiree Medical Plan
	2006	2005	2006	2005
Weighted-average balance sheet assumptions as of December 31
Discount rate	5.70%	5.40%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The assumed rate of cost increase in the Retiree Medical Plan in 2006 was 9.00% for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increases declines each year through 2011 to a rate of 4.50%, and remain at 4.50% thereafter for both non-Medicare eligible and Medicare eligible retirees.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1.00% change in the health care cost trend rate for each future year would have had the following effects on 2006 results:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total service cost and interest cost components	$519	$(500)
Effect on postretirement benefit obligation	$1,460	$(1,400)

The components of the net periodic benefit cost recognized for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2006	2005	2004	2006	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$922	$976	$816	$857	$789	$743
Interest cost	1,000	998	900	2,948	2,628	2,510
Expected return on plan assets	(860)	(762)	(569)	—	—	—
Amortization of prior service benefit	(454)	(454)	(467)	(690)	(400)	(315)
Amortization of unrecognized losses	612	804	654	1,542	793	524
Net periodic benefit cost	$1,220	$1,562	$1,334	$4,657	$3,810	$3,462

During 2004, the recognition of the Medicare Prescription Drug Law resulted in decreases in service costs of $27,000, interest costs of $97,900 and amortization of unrecognized loss of $161,900.

During 2007, Buckeye expects that the following amounts currently included in other comprehensive income will be recognized in its consolidated statement of income:

	RIGP	Retiree Medical Plan
	(In thousands)
Amortization of unrecognized losses	$462	$1,580
Amortization of prior service cost benefit	$(454)	$(3,235)

BGH estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid in the years indicated:

	RIGP	Retiree Medical Plan
	(In thousands)
2007	$2,565	$2,340
2008	2,527	2,244
2009	2,831	2,334
2010	3,533	2,437
2011	3,076	2,582
2012-2016	14,032	14,417

BGH expects to receive Medicare prescription subsidies of $317,000 in 2007 and, due to the change in the Retiree Medical Plan discussed above, will not receive any Medicare prescriptions subsidies in 2008 or thereafter.

A minimum funding contribution is not required to be made to the RIGP during 2007. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, BGH may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

BGH does not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at December 31, 2006 and 2005:

	2006	2005
Mutual funds—equity securities	58%	45%
Mutual funds—money market	17	29
Coal lease	25	26
Total	100%	100%

The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual fund investments with the income derived with proceeds from the coal lease. While no significant changes in the asset allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plan

Services Company also sponsors a retirement and savings plan (the “Retirement Plan”) through which it provides retirement benefits for substantially all of its regular full-time employees, except those covered by certain labor contracts. The Retirement Plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the Retirement Plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the Retirement Plan up to 6% of an employee’s eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Total costs of the Retirement Plan were approximately $4.3 million and $3.6 million for the years ended December 31, 2006 and 2005, respectively, and $1.0 million and $1.9 million for the periods January 1 to May 4, 2004 and May 4 to December 31, 2004, respectively.

Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $164,000 and $175,000 for the years ended December 31, 2006 and 2005, respectively, and $118,000 and $72,000 for the periods January 1 to May 4, 2004 and May 4 to December 31, 2004, respectively.

In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $143,000 and $135,000 for the years ended December 31, 2006 and 2005, respectively and $52,000 and $79,000 for the periods ended January 1 to May 4, 2004 and May 4 to December 31, 2004, respectively.

14.   UNIT COMPENSATION PLANS

The Partnership sponsors a Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company. The options vest three years from the date of grant and expire ten years from the date of grant. As options are exercised, the Partnership issues new LP Units. The Partnership has not historically repurchased, and does not expect to repurchase in 2007, any of its LP Units.

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized for the year ended December 31, 2006 includes:

(a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Partnership recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2006 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The impact of adopting the accounting provisions of SFAS No. 123R for the Option Plan is immaterial to BGH’s consolidated financial statements.

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected dividend yield	6.9%	6.0%	6.2%
Expected unit price volatility	20.7%	16.2%	16.5%
Risk-free interest rate	4.6%	4.0%	3.0%
Expected life (in years)	6.5	4.0	4.0
Weighted-average fair value at grant date	$4.52	$3.56	$2.79

The expected volatility is based on historic volatility of the Partnership’s market-traded LP Units. Effective January 1, 2006, the Partnership has elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following is a summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Units	Average	Units	Average	Units	Average
	Under Option	Exercise Price	Under Option	Exercise Price	Under Option	Exercise Price
Outstanding at beginning of year	246,900	$39.44	222,300	$37.14	215,000	$31.15
Granted	87,000	44.69	61,700	45.88	66,400	41.76
Exercised	(35,500)	34.70	(37,100)	36.37	(59,100)	20.31
Forfeitures	—	—	—	—	—	—
Outstanding at end of year	298,400	$41.44	246,900	$39.44	222,300	$37.14
Options exercisable at year-end	92,600	$35.33	73,800	$32.96	52,400	$30.71
Weighted average fair value of options granted during the year	$4.52		$3.56		$2.79

At December 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $1,491,000 and $1,033,000, respectively. The aggregate intrinsic value represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Intrinsic value is determined by calculating the difference between the Partnership’s closing LP Unit price on the last trading day of 2006 and the exercise price, multiplied by the number of LP Units. The total intrinsic value of options exercised during the year ended December 31, 2006 was $363,000. The total number of in-the-money options exercisable as of December 31, 2006 was 92,600. As of December 31, 2006, total unrecognized compensation cost related to unvested options was $300,000. The cost is expected to be recognized over a weighted average period of 1.2 years. At December 31, 2006, 570,900 LP Units were available for grant in connection with the Option Plan. The total fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was $302,900, $312,200 and $224,000, respectively.

The following table summarizes information relating to LP Unit options outstanding under the Option Plan (all of which are vested or expected to vest) at December 31, 2006:

	Options Outstanding			Options Exercisable
	Options	Weighted Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$25.00 to $30.00	14,100	2.6 Years	$27.32	14,100	$27.32
$30.01 to $35.00	17,500	4.1 Years	$33.90	17,500	$33.90
$35.01 to $40.00	66,000	5.9 Years	$37.70	61,000	$37.59
$40.01 to $45.00	140,500	8.3 Years	$43.66	—	$—
$45.01 to $50.00	60,300	8.3 Years	$45.85	—	$—
Total	298,400	7.3 Years	$41.44	92,600	$35.33

Until April 29, 2004, the Partnership offered a unit option loan program whereby optionees could borrow, at market rates, up to 95% of the purchase price of the LP Units and up to 100% of the applicable income tax withholding obligation in connection with such exercise. At December 31, 2006, two employees had outstanding loans under the unit option loan program. The aggregate borrowings outstanding at December 31, 2006 and 2005 were $390,000 and $535,000, respectively, of which $355,000 and $483,000, respectively, were related to the purchase price of the LP Units.

Unit Compensation Plan

MainLine’s equity consisted of class A units (“A Units”) and class B units (“B Units”). On May 4, 2004, MainLine issued 16,216,668 of its B Units to certain members of senior management for no consideration under a Unit Compensation Plan. The B Units were subordinate to the A Units. One half, or 8,108,334, of the B Units (“Time Based B Units”) vested ratably over five years. The remainder, or 8,108,334 of the B Units (“Performance Based B Units”) vested over five years only if certain performance targets based on the incentive compensation received by MainLine from the Partnership were met.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH. The total 145,950,000 of A Units of MainLine were exchanged for 16,438,000 Common Units of the BGH. The 16,216,668 B Units of MainLine were exchanged for 1,362,000 Management Units of the BGH. The 9% cumulative annual return on MainLine’s A Units and GP Units was eliminated as part of the exchange. The Management Units are exchangeable for Common Units on a one for one basis at the option of the holder. The vesting schedule of the Management Units of the BGH varies from that of MainLine’s B Units for which they were exchanged. Seventy percent, or 953,400 Management Units, were vested immediately upon their exchange, and the remaining 30% or 408,600 of the Management Units vest over a three year period with 136,200 of the Units vesting on each May 4, of 2007, 2008 and 2009.

MainLine recorded no compensation expense for the Time Based B Units for the years ended December 31, 2005 and 2004. Although the grant date of May 4, 2004 represented the measurement date for the Time Based B Units (the date both the number of units available for purchase and the purchase price (zero) were known), there was a nominal fair value for these units at the grant date. Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Time Based B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date.

Prior to January 1, 2006, MainLine recognized deferred compensation for the Performance Based B Units when it was probable that the performance target specified in MainLine’s partnership agreement would be met. The cost of this deferred compensation was recognized over the respective service periods of the performance targets until December 31, 2005. MainLine recorded compensation expense for the Performance Based B Units of $3.5 million in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2005. Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Performance Based B Units subsequent to January 1, 2006 was measured based on the nominal fair value established at the grant date. Accordingly, MainLine recorded no compensation expense related to the Performance Based B Units subsequent to December 31, 2005.

As noted above, in connection with the IPO, on August 9, 2006 the holders of MainLine’s B Units exchanged all of the B Units for 1,362,000 Management Units of BGH. Under the provisions of SFAS No. 123R, BGH recognized deferred compensation for the Management Units for which both (i) vesting was accelerated compared to the B Units for which they were exchanged, and (ii) were now deemed probable of vesting compared to BGH’s previous estimates. BGH determined that these criteria applied to 272,400 Management Units, the fair value of which was $4.6 million at August 9, 2006. There are no additional Management Units available for grant in connection with BGH’s Unit Compensation Plan.

Of the total deferred compensation recognized of $4.6 million, BGH recognized approximately $3.5 million as an expense since the IPO in 2006 (with an offsetting increase in partners’ capital) and will recognize the balance of $1.1 million as an expense ratably in future periods ending May 4, 2009.

15.   EMPLOYEE STOCK OWNERSHIP PLAN

Services Company provides the ESOP to the majority of its employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP, as well as certain employees covered by a union multiemployer pension plan. The ESOP owns all of the outstanding common stock of Services Company.

Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Except for the period March 1, 2003 through November 1, 2004, Services Company stock held in employee accounts received stock dividends in lieu of cash. The ESOP was amended to eliminate the payment of stock dividends on allocations made after February 28, 2003. Based upon provisions contained in the American Jobs Creation Act of 2004, the plan was amended further to reinstate this feature on allocations made after November 1, 2004. Total ESOP related costs charged to earnings were $5.6 million and $6.9 million for the years ended December 31, 2006 and 2005, respectively, and $3.4 million for the period January 1 to May 4, 2004 and $6.6 million for the period May 4 to December 31, 2004.

16.   LEASES AND COMMITMENTS

The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2006 are approximately $4.9 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

Buckeye leases space in an office building and certain copying equipment and charges these costs to the Operating Subsidiaries. The Partnership leases certain computing equipment and automobiles. Future minimum lease payments under these non-cancelable operating leases at December 31, 2006 were as follows: $1.3 million for 2007, $1.1 million for 2008, $0.9 million for 2009, $1.0 million for 2010, $1.1 million for 2011 and $10.2 million in the aggregate thereafter

Rent expense under operating leases was $10.3 million and $8.7 million for the years ended December 31, 2006 and 2005, respectively, and $3.2 million for the period January 1 to May 4, 2004 and $5.3 million for the period May 4 to December 31, 2004.

17.   RELATED PARTY TRANSACTIONS

Commencing on May 4, 2004 and ending on August 9, 2006 BGH had agreed to pay to Carlyle/Riverstone an annual management fee of $300,000. General and administrative expenses include $0.2 million, $0.3 million and $0.2 million in 2006, 2005 and 2004 respectively for the management fee

Services Company and the Partnership are considered related parties with respect to BGH and the Predecessor. As discussed in Note 1, the consolidated financial statements for BGH and the Predecessor include the accounts of Services Company and the Partnership on a consolidated basis, as such all intercompany transactions have been eliminated.

Other Related Party Transactions

MainLine Management is owned by Carlyle/Riverstone. On January 25, 2005, affiliates of Carlyle/Riverstone acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”). SemGroup transports and stores crude oil, natural gas, natural gas liquids, refined products and asphalt through its ownership and operation of proprietary and common carrier pipelines, terminals, storage tanks, processing plants, underground storage facilities and a transportation fleet. Carlyle/Riverstone’s total combined interest in SemGroup is approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of Carlyle/Riverstone, with three votes on that board.

The Partnership provides terminal and pipeline transportation services to an affiliate of SemGroup. The Partnership received approximately $518,000 and $0 in revenue from the affiliate of SemGroup in 2006 and 2005, respectively. Carlyle/Riverstone also has an ownership interest in the general partner of Magellan Midstream Partners, L.P. (“Magellan”). The Partnership does not have a significant relationship with Magellan and does not have extensive operations in the geographic areas primarily served by Magellan.

Also, an affiliate of Carlyle/Riverstone is a member of a group that has agreed to acquire Kinder Morgan, Inc. Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is a Partnership customer and competes with the Partnership to a limited extent in the midwestern United States. If this acquisition is completed, all transactions between the Partnership and Kinder Morgan, Inc. and its affiliates will become related party transactions.  In January 2007, the Federal Trade Commission approved the closing of the transaction on the condition that Carlyle/Riverstone relinquish its control of Magellan Midstream

Partners. Carlyle/Riverstone has done so, and representatives of Carlyle/Riverstone have resigned from the Board of Directors of the general partners of Magellan and its parent company Magellan Midstream Partners.

The Partnership does compete directly with Kinder Morgan, Magellan or SemGroup for acquisition opportunities throughout the United States and potentially will compete with these entities for new business or extensions of the existing services provided by the Operating Subsidiaries.

The board of directors of MainLine Management has adopted a policy to address board of director conflicts of interests. In compliance with this policy, Carlyle/Riverstone has adopted procedures internally to ensure that BGH’s and the Partnership’s confidential information is protected from disclosure to competing companies in which Carlyle/Riverstone has an interest. As part of these procedures, none of the nominees of Carlyle/Riverstone who serve on the board of directors of MainLine Management or Buckeye GP will also serve on the board of directors of the general partners of Kinder Morgan, Magellan or SemGroup or on the boards of directors of other competing companies in which Carlyle/Riverstone owns an interest.

18.   EARNINGS PER UNIT

The earnings per unit calculation, for the period ended December 31, 2006, reflects only the results since the closing of BGH’s IPO on August 9, 2006. Accordingly, the results from January 1 through August 8, 2006 have been excluded from the calculation. The following table presents the number of units used in computing the income per unit and the weighted average number of units outstanding (in thousands):

December 31, 2006
Common units issued as part of IPO	16,438
Common units sold as part of IPO	10,500
Management units issued as part of IPO	1,362
Total units outstanding-diluted	28,300
*Weighted average number of units outstanding—basic	27,891

*                    For the period ended December 31, 2006, 409,000 of non-vested Management Units were excluded from the basic earnings per unit calculation.

19.   CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. On October 26, 2006, MainLine Management declared a cash distribution of $0.125 per unit (after the proration described below) payable on November 30, 2006 to Unitholders of record on November 6, 2006. The initial quarterly distribution resulted from BGH’s proration of its available cash in the third quarter based upon the closing date of BGH’s IPO on August 9, 2006, to the end of the quarter on September 30, 2006. The total cash distribution to Unitholders with respect to the distribution of $0.125 per unit was approximately $3.5 million. BGH also used its available cash remaining after payment of the distribution to make distributions to its pre-IPO equity owners, and to pay cash bonuses of approximately $2.0 million to its named executive officers and certain other employees of Services Company.

On January 26, 2007, the General Partner announced a quarterly distribution of $0.225 per unit payable on February 28, 2007, to Unitholders of record on February 6, 2007. The total cash distribution to Unitholders amounted to approximately $6.4 million.

20.   SEGMENT INFORMATION

Based on the financial information provided to senior management, BGH has determined that its operations are appropriately presented in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations. BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources. BGH has allocated approximately $11.4 million of goodwill to the Terminalling and Storage Segment. BGH’s reportable operating segments consist of the following:

Pipeline Operations

The Pipeline Operations segment receives refined petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee. This segment owns and operates approximately 5,400 miles of pipeline systems in the following states: California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and throughput services. This segment owns and operates 45 terminals that have the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products. The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations

The Other Operations segment consists primarily of the Partnership’s contract operation and maintenance of third-party pipelines owned principally by major petrochemical companies located in Texas. This segment also performs construction management services, typically for cost plus a fixed fee, for these same customers. The Other Operations segment also includes the Partnership’s ownership and operation of the ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see note 2). All inter-segment revenues, operating income and assets have been eliminated. All three years are presented on a consistent basis.

	Buckeye GP Holdings L.P.			Predecessor
	For the years ended December 31		May 4, to December 31	January 1, to May 4
	2006	2005	2004	2004
	(In thousands)
Revenues:
Pipeline Operations	$350,909	$306,849	$181,420	$82,740
Terminalling and Storage	81,267	68,822	21,012	5,220
Other Operations	29,584	32,775	23,582	9,569
Total	$461,760	$408,446	$226,014	$97,529
Operating income:
Pipeline Operations	$133,039	$121,546	$68,460	$31,411
Terminalling and Storage	25,879	28,038	9,220	2,087
Other Operations	5,955	6,285	3,085	1,590
Total	$164,873	$155,869	$80,765	$35,088
Depreciation and amortization:
Pipeline Operations	$32,809	$26,844	$13,398	$5,947
Terminalling and Storage	5,180	4,212	1,040	130
Other Operations	1,640	1,352	720	311
Total	$39,629	$32,408	$15,158	$6,388
Capital expenditures:
Pipeline Operations	$79,521	$70,261	$59,546	$7,742
Terminalling and Storage	9,852	6,966	1,629	1,949
Other Operations	3,301	545	1,260	505
Consolidating- level	143	59	132	—
Total	$92,817	$77,831	$62,567	$10,196
Acquistions and investments:
Pipeline Operations	$79,826	$161,021	$343,225	$—
Terminalling and Storage	14,427	45,637	175,565	—
Other Operations	—	3,500	—	—
Consolidating- level	—	—	242,215	—
Total	$94,253	$210,158	$761,005	$—

	December 31,
	2006	2005
	(In thousands)
Assets*:
Pipeline Operations	$1,608,243	$1,466,512
Terminalling and Storage	318,917	288,972
Other Operations	68,310	61,383
Consolidating- level	217,115	223,965
Total	$2,212,585	$2,040,832

*                    All equity investments shown in Note 9 are included in the assets of Pipeline Operations.

21.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2006 and 2005 are set forth below. Quarterly results were influenced by seasonal and other factors inherent in BGH’s business.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands)
Revenue	$105,745	$95,889	$111,495	$101,916	$116,519	$102,366	$128,001	$108,275	$461,760	$408,446
Operating income	39,465	36,128	41,373	38,673	40,336	39,696	43,699	41,372	164,873	155,869
Net income	2,239	1,228	1,987	1,919	1,504	2,471	3,004	1,368	8,734	6,986

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The management of MainLine Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MainLine Manaagement’s disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by BGH in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of BGH’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)           Change in Internal Control over Financial Reporting.

No change in MainLine Management’s internal control over financial reporting for BGH occurred during BGH’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, MainLine Management’s internal control over financial reporting.

Item 9B.               Other Information

None.

Item 10.                 Directors, Executive Officers and Corporate Governance

BGH does not have directors or officers. The executive officers of MainLine Management perform all management functions for BGH in their capacities as officers and directors of MainLine Management. The directors and officers of MainLine Management are selected by Carlyle/Riverstone BPL Holdings II, L.P., as sole member of MainLine Management. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Directors of the General Partner

Set forth below is certain information concerning the directors of MainLine Management.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
William H. Shea, Jr., 52 Chairman of the Board, President and Chief Executive Officer and Director*

Mr. Shea was named Chairman of the Board on August 9, 2006 and President and Chief Executive Officer and a director of MainLine Management on May 4, 2004. He also serves as a director of Buckeye GP. Since September 2000, Mr. Shea has been the President and Chief Executive Officer of Buckeye GP. Mr. Shea serves on the Board of Trustees of The Franklin Institute.

W. Barnes Hauptfuhrer, 52 Director†

Mr. Hauptfuhrer became a director of MainLine Management on September 13, 2006. He is Chairman and Chief Executive Officer of Chapter IV Investors, LLC, an investment firm he founded in February 2006. He previously served as Co-Head of the Corporate & Investment Banking Division of Wachovia Corporation from September 2001 to May 2004 and served as Senior Executive Vice President of Wachovia Corporation from February 2002 to May 2004. From May 2004 to February 2006, Mr. Hauptfuhrer was a private investor and a consultant to Wachovia Corporation. Mr. Hauptfuhrer also serves as a director of National Gypsum Company.

Michael B. Hoffman, 56 Director

Mr. Hoffman became a director of MainLine Management on May 4, 2004. He also serves as a director of Buckeye GP. He has served as a Managing Director at Riverstone Holdings, LLC since January 2003. Mr. Hoffman is on the Board of Trustees of Lenox Hill Hospital and Manhattan Eye, Ear and Throat Hospital. Prior to joining Riverstone Holdings, LLC, Mr. Hoffman was a Senior Managing Director and Co-Head of M&A Advisory at The Blackstone Group, where he was also a member of Blackstone’s Principal Group Investment Committee.

Frank S. Sowinski, 50 Director†

Mr. Sowinski became a director of the MainLine Management on August 4, 2006. Prior to such date, he was a director of Buckeye GP. Since January 2006, he has been a Management Affiliate of Midorean Partners, a private equity investor. He served as Executive Vice President of Liz Claiborne, Inc. from January 2004 until October 2004. Mr. Sowinski served as Executive Vice President and Chief Financial Officer of PWC Consulting, a systems integrator company, from May 2002 to October 2002. He was a Senior Vice President of the Dun & Bradstreet Corporation from October 2000 to April 2001.

Andrew W. Ward, 39 Director

Mr. Ward became a director of MainLine Management on May 4, 2004. He also serves as a director of Buckeye GP. He is currently a Managing Director of Riverstone Holdings, LLC where he served as a Principal from March 2002 to December 2004. Prior to joining Riverstone Holdings, LLC, Mr. Ward was a Limited Partner and Managing Director with Hyperion Partners/Ranieri & Co., a private equity fund that specialized in investments in the financial services and real estate sectors.

E. Bartow Jones, 30 Director

Mr. Jones became a director of the General Partner on October 31, 2006. He also serves as a director of Buckeye GP. Mr. Jones became a Vice President of Riverstone Holdings, LLC in 2005. From 2001 to 2005, he was an associate at Riverstone Holdings, LLC.

*                    Is also a director of Services Company.

†                     Is a non-employee director of our General Partner and is not otherwise affiliated with our General Partner or its parent companies.

Executive Officers of the General Partner

Set forth below is certain information concerning the executive officers of MainLine Management who also serve in similar positions in Services Company.

Name, Age and Present Position	Business Experience During Past Five Years
William H. Shea, 52 Chairman of the Board, President and Chief Executive Officer

Mr. Shea was named Chairman of the Board on August 9, 2006 and President and Chief Executive Officer and a director of MainLine Management on May 4, 2004. He also serves as a director of Buckeye GP. Since September 2000, Mr. Shea has been the President and Chief Executive Officer of Buckeye GP. Mr. Shea serves on the Board of Trustees of The Franklin Institute.

Stephen C. Muther, 57 Executive Vice President, Administration, and Legal Affairs

Mr. Muther became Executive Vice President, Administration and Legal Affairs of MainLine Management on February 1, 2007. Mr. Muther had served as Senior Vice President, Administration, General Counsel and Secretary of MainLine Management since May 4, 2004. He has served in these same capacities for Buckeye GP since 1990.

Robert B. Wallace, 45 Senior Vice President, Financeand Chief Financial Officer

Mr. Wallace became the Senior Vice President, Finance and Chief Financial Officer of MainLine Management on September 1, 2004. He serves in the same capacity for Buckeye GP. Mr. Wallace was an executive director in the UBS Energy Group from September 1997 to February 2004.

Section 16(a)   Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the General Partner’s executive officers and directors, and persons beneficially owning more than 10% of BGH’s Common Units, are required to file with the Commission reports of their initial ownership and changes in ownership of BGH’s limited partnership units. Based solely on its review of Forms 3, 4 and 5 furnished to it and written representations from its executive officers and directors, MainLine Management believes that for 2006, all executive officers and directors who were required to file reports under Section 16(a) complied with such requirements.

Committees of the Board of Directors

Audit Committee

MainLine Management has an audit committee (the “Audit Committee”) composed of Frank S. Sowinski (Chairman), and W. Barnes Hauptfuhrer. The members of the Audit Committee are independent, non-employee directors of MainLine Management and are not officers, directors or otherwise affiliated with MainLine Management or its parent companies. MainLine Management’s board of directors has determined that no Audit Committee member has a material relationship with MainLine Management. The board of directors has also determined that each of Messrs. Sowinski and Hauptfuhrer qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee provides independent oversight with respect to BGH’s internal controls, accounting policies, financial reporting, internal audit function and independent auditors. The Audit Committee also reviews the quality, independence and objectivity of the independent and internal auditors. The Audit Committee has sole authority as to the retention, evaluation, compensation and oversight of the work of the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also has sole authority to approve all audit and non-audit services provided by the independent auditors. The charter of the Audit Committee is available at BGH’s website at www.buckeyegpholdings.com.

The Audit Committee may act as a conflicts committee or a special committee at the request of the MainLine Management to determine matters that may present a conflict of interest between MainLine Management and BGH.

The Audit Committee has established procedures for the receipt, retention and treatment of complaints it receives regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. These procedures are part of the Business Code of Conduct and are available at BGH’s website at www.buckeyegpholdings.com.

Communication with the Board of Directors

A Unitholder or other interested party who wishes to communicate with the non-management directors of the General Partner may do so by contacting Stephen C. Muther, Executive Vice President—Administration and Legal Affairs, at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended Board recipient except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review it.

Compensation Committee

As a limited partnership that is listed on the New York Stock Exchange, BGH is not required to have a Compensation Committee. Prior to January 2007, MainLine Management’s board of directors served as its compensation committee and made all compensation decisions for the officers and directors of MainLine Management. In January 2007, MainLine Management’s board of directors formed a Compensation Committee, which is composed of two independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act) and one director who is not independent. The independent directors are Frank S. Sowinski and W. Barnes Hauptfuhrer. The non-independent director is Andrew W. Ward, who is affiliated with Carlyle/Riverstone.

Corporate Governance Matters

BGH has adopted a Code of Ethics for Directors, Executive Officers and Senior Financial Officers that applies to, among others, the Chairman, President, Chief Financial Officer and Controller of MainLine Management, as required by Section 406 of the Sarbanes Oxley Act of 2002. Furthermore, BGH has adopted Corporate Governance Guidelines, a Business Code of Conduct and a charter for its Audit Committee. Each of the foregoing is available on BGH’s website at www.buckeyegpholdings.com. BGH will provide copies, free of charge, of any of the foregoing upon receipt of a written request. BGH intends to disclose amendments to, or director and executive officer waivers from, the Code of Ethics, if any, on its website, or by Form 8-K to the extent required.

You can also find information about BGH at the offices of the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of MainLine Management provided such certification to the NYSE in 2006 without qualification. In addition, the certifications of MainLine Management’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to BGH’s Annual Report on Form 10-K.

Item 11.                 Executive Compensation

Overview

In preparation for its initial public offering of Buckeye GP Holdings L.P. in August 2006, its partnership and corporate organization was restructured. In Items 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters) and 13 (Certain Relationships and Related Transactions, and Director Independence), when we are referring to Buckeye GP Holdings L.P. or its predecessor companies, we will use the terms “we,” “us,” “our” and other similar terms.

We are managed by our general partner, MainLine Management LLC which we call MainLine Management.  Our general partner is 100% owned by Carlyle/Riverstone BPL Holdings II, L.P. (which we call “Carlyle/Riverstone”). We are owned approximately 54% by Carlyle/Riverstone, approximately 37% by the public and approximately 9% by our management. We own 100% of Buckeye GP LLC, which is the general partner of Buckeye Partners, L.P., which we refer to as “Buckeye.” We refer to Buckeye GP LLC as “Buckeye GP.” Buckeye is a publicly traded (NYSE: BPL) master limited partnership organized in 1986 under the laws of the state of Delaware. All of Buckeye’s and our employees are employed by and receive employee benefits from Buckeye Pipe Line Services Company, a Pennsylvania corporation that we refer to as “Services Company.” Pursuant to a services agreement and an executive employment agreement, we and Buckeye reimburse Services Company for the costs of employing these employees.

Compensation Discussion and Analysis

Named Executive Officers

We do not have officers or directors. Our business is managed by the board of directors of our general partner, and the executive officers of our general partner perform all of our management functions. Thus, the executive officers of our general partner are our executive officers. The SEC rules that prescribe the content of this Compensation Discussion and Analysis require us to discuss not only the compensation of our executive officers and directors, but also that of any executive officers of our subsidiaries if certain requirements are met. Our executive officers are:

•       William H. Shea, Jr., President and Chief Executive Officer;

•       Robert B. Wallace, Senior Vice President, Finance and Chief Financial Officer; and

•       Stephen C. Muther, Executive Vice President, Administration and Legal Affairs.

Each of these executive officers is also an executive officer of Buckeye. Pursuant to the terms of an Exchange Agreement between Buckeye GP (which we own), Buckeye and several of Buckeye’s subsidiaries, we are responsible for the total compensation of our executive officers and Eric A. Gustafson, who is Buckeye’s Senior Vice President, Operations and Technology, regardless of whether the services for which such officers are compensated were performed for us or for Buckeye and its subsidiaries. Therefore, this Compensation Discussion and Analysis is focused on the total compensation of Messrs. Shea, Wallace, Muther and Gustafson, to whom we refer in this discussion as our “named executive officers.”

Our Responsibility for Compensation

In 1997, in connection with a restructuring of Buckeye’s ESOP, Buckeye GP (which we own) entered into an Exchange Agreement with Buckeye and several of its operating subsidiaries, pursuant to which Buckeye GP permanently released Buckeye and its operating subsidiaries from their obligation to reimburse Buckeye GP for certain compensation and fringe benefit costs for executive level duties performed by Buckeye GP with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of Buckeye GP. In connection with a subsequent restructuring in 2004, the Exchange Agreement was amended to provide that such release included all compensation and fringe benefit costs for the four highest salaried officers of Buckeye GP, which corresponds to our named executive officers. Accordingly, the total compensation of our named executive officers discussed in this analysis is paid by us for services our named executive officers perform for us and for Buckeye and its operating subsidiaries.

Prior to our initial public offering on August 9, 2006, we were a private company that had been owned by Carlyle/Riverstone and by members of our management (including some of our named executive officers) and members of their families and trusts for their benefit. Our predecessor company was purchased by Carlyle/Riverstone in 2004. In connection with its purchase of our predecessor company in 2004, Carlyle/Riverstone negotiated employment agreements and compensation arrangements with our general partner’s executive officers that included provisions regarding salaries and benefits that are still effective today. As a result, the context in which decisions were made regarding the 2006 compensation of our named executive officers was that of a private company board of directors that was controlled by Carlyle/Riverstone determining how best to allocate that private company’s resources in order to compensate its officers.

Compensation Committee

As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. However, because we are responsible for the payment of ours and Buckeye’s named executive officers’ compensation, our general partner’s board of directors formed a Compensation Committee in January 2007. The committee is composed of two independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act) and one director who is not independent. The independent directors are Frank S. Sowinski and W. Barnes Hauptfuhrer. The non-independent director is Andrew W. Ward, who is affiliated with Carlyle/Riverstone. Because all compensation decisions for our named executive officers in 2006 were made by our general partner’s board of directors prior to our IPO, Messrs. Sowinski and Hauptfuhrer did not have any involvement in those compensation decisions. Our Compensation Committee will determine our policies and philosophies regarding the compensation of our named executive officers in the future.

Types of Compensation

In 2006, the compensation we paid to our named executive officers had four components: salary and benefits, non-equity incentive plan compensation, nonqualified deferred compensation and vesting of previously issued equity-based awards.

As discussed above, the salaries of our named executive officers were determined by private negotiations between those officers and our general partner prior to us becoming a public company. Pursuant to their employment arrangements (which are described in more detail in the narrative discussion that follows the Summary Compensation Table), Mr. Shea’s salary is not less than $400,000 per year, and each of Messrs. Wallace, Muther and Gustafson have salaries of not less than $300,000 per year. In 2006, each of these named executive officers’ salaries equaled their respective minimum amounts. Neither we nor our Compensation Committee has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies. Our named executive officers also participate in Services Company’s ESOP (for which all regular full-time employees of Services Company hired before September 16, 2004 are eligible) and Service’s Company’s Retirement and Saving Plan (for which all employees except those covered by certain labor contracts are eligible).

In early 2006, Carlyle/Riverstone communicated to our named executive officers its desire to complete an initial public offering of our common units. Our general partner’s board of directors, which at that time had no independent directors, informed the named executive officers that it had established a pool of up to $2.0 million for the payment of cash awards to the named executive officers and other employees upon the consummation of an initial public offering of our common units. Following the completion of our initial public offering on August 9, 2006, we paid a total of $1,737,500 to the named executive officers as set forth in the Summary Compensation Table. The $2.0 million amount of this non-equity incentive award pool was determined by our general partner’s board of directors in consultation with Carlyle/Riverstone, and was paid out of funds that Carlyle/Riverstone had already determined would have been distributed to Carlyle/Riverstone and our other pre-IPO owners were it not for Carlyle/Riverstone’s and our general partner’s board of directors desire to use the $2.0 million for incentive awards.

Our general partner’s board of directors and Carlyle/Riverstone determined to allocate this bonus pool among those of our and Buckeye’s employees (including our named executive officers) based on Carlyle/Riverstone’s evaluation of  their relative contributions to the work required for our IPO.

Our named executive officers also received nonqualified deferred compensation in 2006 in the form of contributions by us to their Buckeye Benefit Equalization Plan accounts. The Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Benefit Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Each named executive officer participated in this plan prior to our IPO and continued to participate in this plan thereafter.

Each of our named executive officers owns management units that we issued in 2006 in exchange for the contribution of B units in MainLine that were issued in 2004. The initial compensation decisions regarding both the number of MainLine B units awarded to the named executive officers and also the vesting schedules of those B units were made by our general partner’s board of directors in 2004. Each management unit is currently convertible into one common unit at the election of the holder of the management unit. Prior to our IPO, our general partner’s board of directors determined that in connection with our IPO, 20% of the B units held by our named executive officers would vest on an accelerated basis immediately upon the completion of our IPO. The decision to accelerate the vesting of these units was the result of private negotiations between our pre-IPO board of directors and our named executive officers, and was based on the named executive officers’ contributions to the work required for our IPO. A description of the management units and their vesting schedules is contained in the narrative discussion following the Summary Compensation Table below.

Tax and Accounting Implications

Deductibility of Executive Compensation

We believe that the compensation paid to the named executive officers is generally fully deductible by us and our limited partners for federal income tax purposes. However, we can approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005. A more detailed discussion of our nonqualified deferred compensation arrangements for 2006 is provided in the narrative discussion accompanying the “Nonqualified Deferred Compensation Table” below.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we began accounting for stock-based payments, including our management units, in accordance with the requirements of SFAS No. 123R.

Compensation Committee Report

As discussed in the Compensation Discussion and Analysis, all decisions regarding the compensation of our named executive officers in 2006 were made prior to the formation of our Compensation Committee and prior to the dates on which Mr. Sowinski and Mr. Hauptfuhrer joined our general partner’s board of directors.

In light of the foregoing, as required by Item 407(e)(5) of Regulation S-K, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management, and, based on such review and discussions, has recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE

W. Barnes Hauptfuhrer
Frank S. Sowinski
Andrew W. Ward

2006 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (e)(1)	Option Awards ($) (f)(2)	Non-Equity Incentive Plan Compensation ($) (g)(3)	All Other Compen- sation ($) (i)(4)	Total ($) (j)
William H. Shea, Jr.	2006	$400,000	$1,035,615	$—	$500,000	$74,214	$2,009,829
President and Chief Executive Officer
Robert B. Wallace	2006	$300,000	$345,205	$—	$575,000	$48,683	$1,268,888
Senior Vice President, Finance and Chief Financial Officer
Stephen C. Muther	2006	$305,770	$690,410	$—	$575,000	$57,040	$1,628,220
Executive Vice President, Administration, and Legal Affairs
Eric A. Gustafson	2006	$300,000	$517,807	$5,201	$87,500	$114,839	$1,025,347
Senior Vice President Operations and Technology

(1)             The amounts in column (e) reflect the amounts recognized in the financial statements for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R). The awards relate to management units that were issued to the named executive officers in exchange for MainLine L.P (our predecessor company) Class B limited partner units that were granted to such officers in 2004.

In August 2006, we became a publicly traded company in an initial public offering at a price of $17.00 per unit. Concurrent with the initial public offering, we acquired all the limited partner units of MainLine L.P. in exchange for our common and management units. When our common units and management were exchanged for the MainLine L.P. limited partner units, the prior grants of MainLine L.P. limited partner units were exchanged for equivalent value of our common and management units. See the narrative discussion immediately following this table for further discussion of this exchange and the assumptions used for the valuation of the management units.

(2)             The amounts in column (f) reflect the amounts recognized in the financial statements for fiscal year ended December 31, 2006, in accordance with SFAS 123(R), for option awards of Buckeye’s limited partner units made pursuant to the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. The current named executive officers are not eligible for option awards under this program. Mr. Gustafson has outstanding option awards that were granted to him under this program prior to his becoming a named executive officer. See Note 14 to the financial statements contained in this report on Form 10-K for a further discussion of the assumptions related to unit option expense. These option awards were granted to Mr. Gustafson prior to 2004, and were not granted as compensation for any service to us.

(3)             The amounts in column (g) were paid to the named executive officers in connection with our initial public offering. See the “Compensation Discussion and Analysis” for a more detailed discussion of these incentive awards.

(4)             The amounts in column (i) reflect for each named executive officer:

•        a 5% company contribution to the Buckeye Pipe Line Services Company Retirement and Savings Plan on wages of up to $220,000, amounting to $11,000 for each named executive officer;

•        the value of Buckeye Pipe Line Services Company stock allocated to each named executive officer, in accordance with the terms of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan described in the accompanying narrative, amounting to $22,285 for Mr. Shea and $22,744 for each of the other named executive officers;

•        for Mr. Gustafson, the payment of distribution equivalents under the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan which were equal to $60,033. Pursuant to the plan, distribution equivalents were calculated by multiplying (i) the number of Buckeye’s limited partner units subject to such options that have not vested by (ii) two times Buckeye’s per limited partner unit regular quarterly distribution; and

•        contributions to each named executive officer’s account under the Buckeye Pipe Line Services Company Benefit Equalization Plan. The amounts set forth in column (i) represent only the BGH contributions to each named executive officer’s account for 2006. A description of the plan and the amounts of contributions and earnings credited to each named executive officer’s account in 2006 are set forth in the “2006 Nonqualified Deferred Compensation Table” and the accompanying narrative discussion below.

Employment Agreements

We and Mr. Shea are parties to an employment agreement, dated as of May 4, 2004. Mr. Shea’s base salary under his employment agreement is not less than $400,000 per year (less applicable taxes and withholdings). The employment agreement is terminable at any time for any reason by us or Mr. Shea. Under the employment agreement, Mr. Shea is employed by Services Company. Pursuant to an exchange agreement and an executive employment agreement between Services Company and us, we reimburse Services Company for all payments to Mr. Shea and the cost of Mr. Shea’s benefits under the employment agreement.

We and Mr. Muther are parties to an employment and severance agreement, dated as of May 4, 2004.  Mr. Muther’s base salary under his employment agreement is not less than $300,000 per year (less applicable taxes and withholdings).  Mr. Muther’s employment agreement is terminable at any time for any reason by us or Mr. Muther, subject to our obligations to pay Mr. Muther severance under certain circumstances. Pursuant to the employment agreement, Mr. Muther is employed by Services Company. Pursuant to an exchange agreement and an executive employment agreement between Services Company and us, we reimburse Services Company for all payments to Mr. Muther and the cost of Mr. Muther’s benefits under the employment agreement.

Mr. Wallace’s base salary is $300,000 per year (less applicable taxes and withholdings). Mr. Wallace is not party to any employment agreement with us, but he does have a severance agreement pursuant to which he may be entitled to severance payments to be paid by us upon his termination as described in “Potential Payments Upon Termination or Change in Control” below.

Mr. Gustafson’s base salary is $300,000 (less applicable taxes and withholdings) per year and is paid by us. He is not party to any employment agreement or severance agreement with us.

Conversion of MainLine B Units to Buckeye GP Holdings L.P. Management Units

Our predecessor company was a limited partnership named MainLine L.P. MainLine was formed by Carlyle/Riverstone in 2004 solely for the purpose of purchasing Buckeye GP. MainLine’s equity consisted of Class A Units and Class B Units. When Carlyle/Riverstone purchased Buckeye GP, MainLine instituted a Unit Compensation Plan, and in 2004 MainLine issued, or reserved for issuance, 16,216,668 Class B Units to certain members of senior management (including Messrs. Shea, Muther and Gustafson). Mr. Wallace received the reserved Class B Units when he was elected by MainLine as the Senior Vice President, Finance and Chief Financial Officer of Buckeye GP in September 2004. All of the Class B Units were issued for no consideration because they were deemed to have only a nominal value as a result of being subject to subordination to the Class A Units upon the liquidation of MainLine. The Class A Units also carried a 9% cumulative annual return to which their holders were entitled prior to any distribution to the holders of the Class B Units. One half, or 8,108,334, of the Class B Units were scheduled to vest ratably over five years. The remainder, or 8,108,334, of the Class B Units initially were scheduled to vest over five years only if certain performance targets based on the dollar amounts of incentive compensation payments received by MainLine from Buckeye were met.

Coincident with our initial public offering, the equity interests of MainLine were exchanged for the equity interests in us. The total 145,900,000 of Class A Units of MainLine were exchanged for 16,438,000 of our common units. The 16,216,668 Class B Units of MainLine (including those owned by Messrs. Shea, Wallace, Muther and Gustafson) were exchanged for 1,362,000 of our management units. The 9% cumulative annual return on MainLine’s Class A Units and general partner interest was eliminated as part of the exchange. Our management units are exchangeable for our common units on a one to one basis at the option of the holder. The vesting schedule of the management units received by management in the exchange varies from that of the MainLine Class B Units for which they were exchanged. Based on the achievement of performance targets and the passage of time, 50% of the Class B Units would have been vested prior to the exchange. Pursuant to the terms of the exchange, 70%, or 953,400 management units, became vested immediately upon the exchange, and the remaining 30%, or 408,600 of the management units, vest over a three year period with 136,200 of the units vesting on each May 4 of 2007, 2008 and 2009.

MainLine recorded no compensation expense for the time-based Class B Units for the years ended December 31, 2006 and 2005. Although the grant date of May 4, 2004 represented the measurement date for the time-based Class B Units (the date both the number of units available for purchase and the purchase price ($0) were known), there was a nominal fair value for these units at the grant date. Under Statement of Financial Accounting Standards No. 123 (Revised) (SFAS No. 123R), which we adopted January 1, 2006, compensation expense for the time-based Class B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date.

Prior to January 1, 2006, MainLine recognized deferred compensation expense for the performance-based Class B Units when it was probable that the performance target specified in MainLine’s partnership agreement would be met. The cost of this deferred compensation was recognized over the respective service periods of the performance-based Class B Units until December 31, 2005. MainLine recorded compensation expense for the performance-based Class B Units of $3.5 million in general and administrative expenses in its consolidated financial statements for the year ended December 31, 2005. Under SFAS No. 123R however, compensation expense for the performance-based Class B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date. Accordingly, MainLine recorded no compensation expense related to the performance-based Class B Units from January 1, 2006 to August 9, 2006.

As noted above, in connection with our initial public offering, on August 9, 2006 the holders of MainLine’s Class B Units exchanged all of the Class B Units for 1,362,000 of our management units. Under the provisions of SFAS No. 123R, we recognized deferred compensation expense for the management units for which both (i) vesting was accelerated compared to the MainLine Class B Units, and (ii) were now deemed probable of vesting compared to MainLine’s previous estimates. We determined that these criteria applied to 272,400 management units, the fair value of which was $4.6 million at August 9, 2006. There are no additional management units available for grant.

Of the total deferred compensation recognized of $4.6 million, we recognized approximately $3.3 million as an expense in the third quarter of 2006 (with an offsetting increase in partners’ capital). Approximately $2.6 million of this was attributable to the exchange of management units for Messrs. Shea, Wallace, Muther and Gustafson as set forth in the Summary Compensation Table above. We will recognize the balance of $1.3 million as an expense ratably in periods commencing August 9, 2006 and ending May 4, 2009.

Retirement and Other Benefits

The majority of Services Company’s regular full-time employees hired before September 16, 2004 (including our named executive officers) participate in its employee stock ownership plan, or ESOP, which is a qualified plan. Services Company owns 2,313,395 of Buckeye’s limited partner units. The ESOP owns all of the outstanding common stock of Services Company, or 2,313,395 shares. Accordingly, one share of Services Company common stock is generally considered to have a value equal to one of Buckeye’s limited partner units. Under the ESOP, Services Company common stock is allocated to employee accounts quarterly. Individual employees are allocated shares based on the ratio of their eligible compensation to the aggregate eligible compensation of all ESOP participants. Eligible compensation generally includes base salary, overtime payments and certain bonuses. The value of shares accumulated by an employee in the ESOP is payable to the employee, upon termination of employment or, transferable to other qualified plans in accordance with the terms of the ESOP plan.

Services Company also sponsors a Retirement and Savings Plan through which it provides retirement benefits for substantially all of its regular full-time employees (including our named executive officers), except those covered by certain labor contracts. The retirement plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the retirement plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the retirement plan up to 6% of an employee’s eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Each of our named executive officers receives the contribution equal to 5% of his salary (subject to certain IRS limits) annually, and these amounts are fully vested upon contribution. Because each of our named executive officers participates in the ESOP, we do not make any matching contributions to the retirement plan on their behalf.

Services Company also sponsors a Benefit Equalization Plan, which is described in detail in the narrative discussion following the “Nonqualified Deferred Compensation Table” below.

2006 Grants of Plan-Based Awards Table

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold ($) (c)	Target ($) (d)(1)	Maximum ($) (e)
William H. Shea, Jr.	$—	$500,000	$—
Robert B. Wallace	$—	$575,000	$—
Stephen C. Muther	$—	$575,000	$—
Eric A. Gustafson	$—	$87,500	$—

(1)          The amounts in column (d) were paid to the named executive officers in connection with our initial public offering. In early 2006, MainLine and its owner, Carlyle/Riverstone, communicated to the named executive officers their desire to complete an initial public offering of our common units. The board of directors of the general partner of MainLine, which at that time had no independent directors, informed the named executive officers that it had established a pool of up to $2.0 million for the payment of cash awards to the named executive officers and other employees upon the consummation of an initial public offering of our common units. Following the completion of the initial public offering on August 9, 2006, we paid a total of $1,737,500 to the named executive officers as set forth in this table.

2006 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Option (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Option (#) Unxercisable (c)(1)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)(3)
William H. Shea, Jr.	—	—	$—	—	122,580	$2,007,860
Robert B. Wallace	—	—	$—	—	40,860	$669,287
Stephen C. Muther	—	—	$—	—	81,720	$1,338,574
Eric A. Gustafson	3,700	—	$38.12	2/21/13	61,290	$1,003,930
	—	3,700	$42.10	2/26/14

(1)          The amounts in columns (b) and (c) relate to options to purchase Buckeye’s limited partner units under its Unit Option and Distribution Equivalent Plan, which were granted prior to 2006.  All options vest after the expiration of three years from the grant date of the option. The options reported in column (c) vested on February 26, 2007. Our named executive officers do not participate in the plan. The options set forth above were granted prior to Mr. Gustafson becoming a named executive officer.

(2)          The awards reported in column (g) relate to our management units, which vest at the rate of 33 1/3% per year. The remaining vesting dates for our management units are May 4, 2007, 2008 and 2009.

(3)          The closing market price of our common units on December 29, 2006 was $16.38.

2006 Option Exercises and Stock Vested Table

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)(1)	Value Realized on Vesting ($) (e)(2)
William H. Shea, Jr.	204,300	$3,473,100
Robert B. Wallace	68,100	$1,157,700
Stephen C. Muther	136,200	$2,315,400
Eric A. Gustafson	102,150	$1,736,550

(1)          Coincident with our initial public offering, the equity interests in MainLine (our predecessor company) were exchanged for the equity interests in us. The named executive officers exchanged Class B units in MainLine for management units in us that entitled them to receive an aggregate amount of 1,021,500 of our management units upon vesting. Our limited partner units that are subject to vesting are known as management units. The management units shown in column (d) represent the management units that vested in 2006, which amounted to fifty percent of the total management units granted to the named executive officers at the end of 2006. Twenty percent of the management units vested in prior years (based on the vesting of the MainLine limited partner units for which they were exchanged), bringing the vested management units to seventy percent of the total management units. The remaining thirty percent of the management units vest over a three year period with vesting on each May 4 of 2007, 2008 and 2009.

(2)          The value shown in column (e) is calculated by multiplying the number of management units vested from column (d) by $17.00, which was the August 9, 2006 initial public offering price of our common units. This value was used because, although 50% of the management units vested prior to such date (through the vesting of the MainLine limited partner units for which they were exchanged), there was no market for such units at the time of vesting, and the value of such units at vesting cannot be determined. Accordingly, the value of the fully vested management units that were issued in connection with the exchange on August 9, 2006 was used.

2006 Non-Qualified Deferred Compensation Table

Name (a)	Contributions in Last Fiscal Year ($) (c)(1)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Balance at Last Fiscal Year-End ($) (f)
William H. Shea, Jr	$40,929	$41,638	$574,890
Robert B. Wallace	$14,939	$767	$30,560
Stephen C. Muther	$23,296	$41,214	$411,828
Eric A. Gustafson	$21,062	$7,912	$98,776

(1)          The aggregate amounts of contributions in the last fiscal year for each named executive officer are included in column (i) of the Summary Compensation Table above.

The amounts reflected in the table above were credited to accounts of the named executive officers under the Buckeye Pipe Line Services Company Benefit Equalization Plan. The equalization plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Employee deferrals are not allowed under the equalization plan. In addition, the equalization plan provides that any employee with a balance in the plan will be credited with earnings on that balance at a rate that is equivalent to the actual earnings that the employee realizes on his or her investments in the Buckeye Pipe Line Services Company Retirement and Savings Plan. Employees may periodically change their investment elections in the Retirement and Savings Plan in accordance with its terms and the terms of the documents governing the investments in which they currently participate. Amounts accumulated by an employee in the equalization plan are payable to the employee in a lump sum upon termination of employment.  The employee may also receive a distribution of all or a portion of his or her account balance in the event of a “hardship” as defined in the plan document and upon determination by the committee that administers the plan, and an employee may receive payment of a portion (as described in the plan) of the employee’s account balance in the event of the death of the employee. The table below shows the fund options available under the Retirement and Savings Plan and their annual rate of return for the year ended December 31, 2006.

Name of Fund	Rate of Return
American Century Stable Asset Fund	3.90%
PIMCO Total Return Fund	3.74%
Oakmark Equity and Income Fund	10.82%
SSgA S&P 500 Fund-D	15.65%
American Century Income & Growth-Inst. Fund	17.40%
SSgA MSCI EAFE Index Fund-C	25.98%
American Century Small Cap Value-Inst. Fund	15.83%
American Value Portfolio Fund	18.75%
American Funds Growth Fund of America-R4	10.91%
Lord Abbett Developing Growth-A Fund	12.45%
Templeton Foreign-A Fund	19.93%

Potential Payments upon Termination or Change in Control

Severance and Continued Benefits

Mr. Shea is party to a benefits continuation agreement with us that is dated January 1, 2004. Pursuant to the benefits continuation agreement, upon the termination of Mr. Shea’s employment for any reason within two years following a change in control of Buckeye, Mr. Shea will be entitled to continued coverage under Services Company’s medical and dental benefits and disability insurance plans and policies at the same level of coverage that Mr. Shea enjoyed prior to such termination for 36 months after the effective date of such termination. Mr. Shea’s eligibility to continue receiving these medical, dental and disability insurance benefits will cease if Mr. Shea obtains new employment that provides him with eligibility for medical, dental and disability insurance benefits without a pre-existing condition limitation. For purposes of Mr. Shea’s benefits continuation agreement, a “change of control” is defined as the acquisition (other than by us and our affiliates) of 80 percent or more of Buckeye’s limited partner units, 51 percent or more of the general partnership interests owned by Buckeye GP or 50 percent or more of the voting equity interest of Buckeye and Buckeye GP on a combined basis.

Mr. Muther’s employment and severance agreement also provides that we will pay severance payments and allow Mr. Muther to continue certain medical and dental benefits following a termination of Mr. Muther’s employment by us (and our affiliates). This agreement replaced and amended earlier employment and severance agreements under which Buckeye was obligated to provide certain severance payments to Mr. Muther on termination. Although we are obligated for Mr. Muther’s compensation, severance and benefits under the current employment and severance agreement, Buckeye remains liable for certain severance costs to the extent it would have been liable for them under the old agreements and for amounts that accrued in Mr. Muther’s retirement plans prior to the 1997 date of the original exchange agreement discussed above. Under the employment and severance agreement, Mr. Muther is entitled to the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther’s employment for any reason other than for “cause” or (b) a voluntary termination of employment by Mr. Muther for “good reason,” which includes, in certain circumstances, a termination in connection with a change of control of Buckeye. Under either of these circumstances, Mr. Muther would receive a cash severance payment from us of 3.0 times his annualized base salary at the time of his termination.  Assuming a qualifying termination of employment on December 31, 2006, Mr. Muther would receive a lump-sum severance payment equal to $900,000. In addition, we will provide certain continued medical and dental benefits to Mr. Muther under Services Company’s plans for a period of 18 months following his termination (36 months if his termination were in connection with a change of control). Mr. Muther’s eligibility to continue receiving these medical and dental benefits will cease if Mr. Muther obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation. Also, if the first day of the calendar month on or following Mr. Muther’s 62nd birthday will be less than 18 months after his termination (36 months if his termination is in connection with a change of control), then the cash severance payment described above will be reduced to an amount equal to a fraction of such amount, the numerator of which is the number of days from the date of Mr. Muther’s termination to the first day of the calendar month on or following Mr. Muther’s 62nd birthday, and the denominator of which is 548 (1095 if Mr. Muther’s termination was in connection with a change of control). For purposes of Mr. Muther’s employment agreement, “change of control” is defined similarly to such term in Mr. Shea’s benefits continuation agreement discussed above. Mr. Muther is also eligible for severance under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company, which is described below in the discussion regarding Mr. Gustafson. If Mr. Muther is terminated such that both plans are triggered, however, the amount of the payments he would receive pursuant to his employment and severance agreement will be reduced by any amounts he receives pursuant to the severance pay plan.  As of December 31, 2006, the severance payable to Mr. Muther pursuant to his employment and severance agreement exceeds the amount payable under the severance pay plan.

BGH and Mr. Wallace are parties to a severance agreement, dated as of September 1, 2004, which provides for the payment of severance and the continuation of certain benefits under Services Company’s medical and dental plans and policies following a voluntary termination of employment by Mr. Wallace after a change of control has occurred and upon the occurrence of certain specified adverse changes in Mr. Wallace’s employment conditions (such as a decrease in salary, material reduction of duties or authority, removal from eligibility to participate in benefit plans or transfer to a work location that is more than 100 miles from his current work location). Mr. Wallace’s severance agreement provides for a severance payment from us of 2.0 times Mr. Wallace’s annualized base salary at the time of termination. Assuming a qualifying termination of employment on December 31, 2006, Mr. Wallace would receive a lump-sum severance payment equal to $600,000. In addition, we will provide certain continued benefits to Mr. Wallace under Services Company’s medical and dental plans and policies for a period of 12 months following his termination. Mr. Wallace’s eligibility to continue receiving these medical and dental benefits will cease if he obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation. For purposes of Mr. Wallace’s severance agreement, “change of control” is defined similarly to such term in Mr. Shea’s benefits continuation agreement discussed above.

In addition to any applicable severance payments described above, assuming Mr. Shea, Mr. Muther and Mr. Wallace were each terminated as of December 31, 2006, under circumstances that entitled them to receive the continued medical, dental and disability benefits described above, the value of such benefits is estimated to be approximately $44,181 for Mr. Shea, $24,726 for Mr. Muther and $16,484 for Mr. Wallace, except if Mr. Muther’s termination were in connection with a change of control, the value of his benefits would be $49,452. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees. Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Messrs. Shea, Wallace and Muther would begin upon the expiration of their respective benefit continuation periods set forth above.

If Mr. Gustafson’s employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Gustafson would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks’ base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year’s base pay, which for Mr. Gustafson is $300,000.  Assuming an involuntary termination of employment on December 31, 2006, Mr. Gustafson would receive severance payments equal to approximately $272,000. If Mr. Gustafson were to be involuntarily terminated within two years after a “change of control,” he would be entitled to receive one year’s base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately

$565,000. For the purposes of the severance pay plan, a “change of control” will occur if any person (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934), except Buckeye GP, us or our affiliates becomes the beneficial owner or the holder of proxies, in the aggregate, of 80% or more of Buckeye’s limited partner units then outstanding.

Plan Payouts

Upon termination, each named executive officer would become entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account. If such officers had been terminated as of December 31, 2006, each of them would be entitled to receive the amounts set forth opposite his name in column (f) of the “Nonqualified Deferred Compensation Table” for his benefits equalization plan balance. As of December 31, 2006, the value of Mr. Shea’s ESOP account was $452,254, Mr. Wallace’s ESOP account was $64,890, Mr. Muther’s ESOP account was $501,836 and Mr. Gustafson’s ESOP account was $460,890.

As noted in the “Outstanding Equity Awards at Fiscal Year-End Table” above, Mr. Gustafson owns 3,700 unvested options to purchase Buckeye units pursuant to the Unit Option and Distribution Equivalent Plan. Under the terms of the plan, if Buckeye experiences a change of control as defined in the plan, and the acquiring entity does not assume the options under the plan or otherwise provide for options to purchase the acquiror’s equity securities of equal value, then Mr. Gustafson’s unvested options would become vested upon the change of control. Upon vesting in connection with a change of control, Mr. Gustafson would realize value equal to 3,700 options times the amount, if any, by which the then current market price of Buckeye’s limited partner units exceeds $42.10, the exercise price for such options. Under the Unit Option and Distribution Equivalent Plan, a change of control of Buckeye would occur if (1) its Unitholders approve a merger or consolidation of Buckeye with any other entity, other than a merger or consolidation which would result in Buckeye’s Unitholders retaining at least 75% of the total equity interest of the surviving entity, as represented by the percentage of units or equity securities of Buckeye or such surviving entity held by Buckeye’s Unitholders immediately after such merger or consolidation, (2) a plan of complete dissolution of Buckeye is adopted or its Unitholders approve an agreement for the sale or disposition by Buckeye (in one transaction or a series of transactions) of all or substantially all of its assets, or (3) Buckeye’s general partner is removed, or any person or entity except one or more of the equity interest holders of Buckeye’s general partner or any employee benefit plan of Buckeye’s general partner, together with all affiliates of such person or entity, becomes the beneficial owner, or the holder of proxies, in the aggregate of 51% or more of Buckeye’s general partnership interests.

Finally, upon a sale of us as set forth in the unit agreements that govern the vesting of management units, all unvested management units will immediately vest. If a sale of us had occurred on December 31, 2006, the 30% of unvested management units described in the narrative accompanying the Summary Compensation Table under the heading “Conversion of MainLine B Units to Buckeye GP Holdings L.P. Management Units,” would have immediately vested. In connection with such vesting, Mr. Shea would have realized $2,007,860; Mr. Wallace would have realized $669,287; Mr. Muther would have realized $1,338,574 and Mr. Gustafson would have realized $1,003,930.  For purposes of the unit agreements, a sale of us would occur if:

•       a third party or group of third parties acting in concert acquire all or substantially all of our equity securities or all or substantially all of our consolidated assets (in either case, whether by merger, consolidation, recapitalization, transfer of equity securities or otherwise); or

•       Carlyle/Riverstone ceases to hold at least 20% of the common units it held immediately prior to our initial public offering.

Under the unit agreements, the issuance of new common units by us cannot be deemed to cause a sale of us, however.

2006 Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
W. Barnes Hauptfuhrer	$15,667	$15,667
Frank S. Sowinski	19,000	19,000
Totals	$34,667	$34,667

Director Compensation

In 2006, directors of our general partner received an annual fee of $35,000 plus $1,000 for each board of directors and committee meeting attended. Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000. Messrs. Shea, Hoffman, Leuschen and Ward do not receive any fees for service as directors. Directors’ fees paid by our general partner in 2006 to its directors amounted to $34,667. The directors’ fees were reimbursed by us. Effective March 21, 2007, the annual director fee will be increased to $50,000 plus $1,250 for each board of directors and committee meeting attended.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Buckeye GP Holdings L.P.

The following table sets forth certain information regarding the beneficial ownership of our units by:

•       each person who is known to us to beneficially own more than 5% of such units to be outstanding;

•       our general partner;

•       each of the named executive officers of our general partner;

•       each of the directors of our general partner; and

•       all of the directors and named executive officers of our general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more Unitholders, as the case may be.

	Beneficially Owned After Offering
Name of Beneficial Owner:	BGH Common Units		Percent
Carlyle/Riverstone BPL Holdings II, L.P.(a)	15,204,728		53.7%
MainLine Management LLC	2,830		*
William H. Shea, Jr.	1,281,464	(b)(c)	4.5%
Michael B. Hoffman	—		—
Frank S. Sowinski	8,100		*
W. Barnes Hauptfuhrer	—		—
Andrew W. Ward	—		—
E. Bartow Jones	—		—
Stephen C. Muther	430,079	(c)	1.5%
Robert B. Wallace	147,463	(c)	*
Eric A. Gustafson	249,351		*
All directors and named executive officers as a group (consisting of 9 persons)	2,116,457	(b)(c)	7.5%

*                    Less than one percent (1%).

(a)           Includes common units owned by MainLine Management LLC. Carlyle/Riverstone BPL Holdings II, L.P. is ultimately governed by a management committee which includes Messrs. Hoffman and Ward, all of whom are directors of our general partner. Entities owning the equity interests of Carlyle/Riverstone BPL Holdings II, L.P. include investment partnerships affiliated with Carlyle/Riverstone. The Carlyle/Riverstone partnerships are associated with Riverstone Holdings, LLC (“Riverstone”) and The Carlyle Group (“Carlyle”). Riverstone is based in New York, New York and was organized in May 2000 specifically for the purpose of originating private equity investments in the energy and power industry. Carlyle is a global private equity firm, based in Washington, D.C., that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and build-ups, and growth capital financings. The address of Carlyle/Riverstone BPL Holdings II, L.P. is 712 Fifth Avenue, 51st Floor, New York, NY 10019.

(b)          Includes units beneficially owned by Trust Under Agreement of Alfred W. Martinelli dated December 29, 1992, Susan Martinelli Shea and William H. Shea, Jr., Trustees F/B/O Susan Martinelli Shea. Because Mr. Shea is a trustee and the trust is for the benefit of a member of Mr. Shea’s family, Mr. Shea may be deemed to have beneficial ownership of the common units owned by the trust. Mr. Shea disclaims beneficial ownership of all such common units.

(c)           Includes management units, which are convertible into common units, at the election of the holder, on a one-for-one basis.

Buckeye Partners, L.P.

Services Company owns approximately 5.9% of the outstanding Buckeye LP units as of February 15, 2007. No other person or group is known to be the beneficial owner of more than 5% of the Buckeye LP units as of March  21, 2007.

The following table sets forth certain information, as of February 26, 2007, concerning the beneficial ownership of Buckeye’s LP units by each director of Buckeye GP, the Chief Executive Officer of Buckeye

GP, the other named executive officers of Buckeye GP and by all directors and executive officers of Buckeye GP as a group. Such information is based on data furnished by the persons named. Based on information furnished to Buckeye GP by such persons, no director or executive officer of Buckeye GP owned beneficially, as of such date, more than 1% of any class of Buckeye’s equity securities or those of our subsidiaries outstanding at that date.

Name	Number of Buckeye LP Units(1)
Buckeye GP Holdings L.P.	80,000
Brian F. Billings	17,500
Eric A. Gustafson	11,200
Michael B. Hoffman	80,000	(2)
E. Bartow Jones	80,000	(2)
Edward F. Kosnik	14,000
Joseph A. LaSala, Jr.	0
Stephen C. Muther	23,100
Jonathan O’Herron	26,800
William H. Shea, Jr.	100,200	(2)(4)
Robert B. Wallace	1,000
Andrew W. Ward	80,000	(2)
All directors and executive officers as a group (consisting of 11 persons)	193,800	(3)

(1)          Unless otherwise indicated, the persons named above have sole voting and investment power over the Buckeye LP units reported.

(2)          Includes the 80,000 Buckeye LP units owned by us, over which the indicated persons share voting and investment power by virtue of their membership on the Board of Managers of our general partner. Such individuals expressly disclaim beneficial ownership of such Buckeye LP units.

(3)          The 80,000 Buckeye LP units owned by us are included in the total only once.

(4)          Includes 18,800 Buckeye LP units for which the person indicated shares voting and investment power with his spouse.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

General Partner Reimbursement and Distributions

Reimbursement of General Partner Costs and Expenses

Our general partner manages us pursuant to our Agreement of Limited Partnership. Under this agreement, our general partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to managing us.

Ownership of Buckeye GP

We own 100% of the membership interest of Buckeye GP. Our cash flows consist of distributions from Buckeye on the partnership interest Buckeye GP owns, which consists of the following:

•       243,914 GP units in Buckeye;

•       the incentive distribution rights in Buckeye; and

•       approximately a 1% general partner interest in each of Buckeye Pipe Line, Laurel, Everglades and BPH.

We also own 80,000 Buckeye LP units, representing a de minimis limited partner interest in Buckeye.

Buckeye GP manages the operations and activities of Buckeye and indirectly manages the operations and activities of Buckeye Pipe Line, Laurel, Everglades and BPH.

Cash distributions from Buckeye are generally made approximately 99.4% to its LP Unitholders (including the Buckeye LP units we own), and approximately 0.6% to Buckeye GP, as holder of Buckeye’s GP units. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution, Buckeye GP is entitled to receive incentive distributions equal to an increasing percentage of such cash distributions. Specifically, subject to certain limitations and adjustments, if a quarterly cash distribution from Buckeye on its limited partner units exceeds a target of $0.325 per limited partner unit, Buckeye will pay Buckeye GP, in respect of each outstanding Buckeye limited partner unit, incentive distributions equal to (i) 15% of that portion of the distribution per Buckeye limited partner unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per Buckeye limited partner unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per Buckeye limited partner unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per Buckeye limited partner unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per Buckeye limited partner unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per Buckeye limited partner unit exceeds $0.525. Buckeye GP is also entitled to an incentive distribution, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per Buckeye limited partner unit. The target special distribution amount generally means the amount which, together with all amounts distributed per Buckeye limited partner unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the limited partner units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of Buckeye’s initial public offering in December 1986. Incentive payments paid by Buckeye for quarterly cash distributions totaled $24.9 million, $20.2 million and $14.0 million in 2006, 2005 and 2004, respectively. No special cash distributions have ever been paid by Buckeye.

If Buckeye’s general partner withdraws or is removed, and a successor general partner is elected by Buckeye’s limited partners, the successor general partner is required to buy Buckeye’s GP units for a cash price equal to the fair market value. The fair market value of the GP units includes the value of all the rights associated with being Buckeye’s general partner, including, without limitation, the general partner’s pro rata interest in Buckeye and the right to receive incentive distributions.

Upon Buckeye’s liquidation, the partners, including Buckeye’s general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Management Fee

Our general partner is entitled to be paid an annual management fee for certain management functions it provides to Buckeye GP pursuant to a Management Agreement between our general partner and Buckeye GP. The management fee includes an annual “Senior Administrative Charge” of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of Buckeye GP approve the amount of the management fee on an annual basis. Amounts paid to our general partner and its predecessors in 2006 amounted to $1,900,000 for the Senior Administrative Charge. There were no other reimbursed expenses to our general partner pursuant to the Management Agreement in 2006.

Carlyle/Riverstone

We are owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P., certain directors and members of management of our general partner or Buckeye GP and trusts for the benefit of their families (including Messrs. Shea, Wallace, Muther and Gustafson), and the public. We own Buckeye GP, and, therefore, benefit from payments made by Buckeye to Buckeye GP, such as the distributions described above. Because we distribute substantially all of our available cash to our Unitholders quarterly and because certain members of management (including Messrs. Shea, Wallace, Muther and Gustafson) receive these distributions as our Unitholders, these members of management may have an indirect material interest in such payments.

Except for compensation that we pay, the material portions of which are described in this report, our policy is to avoid transactions between us and the directors and officers (including members of their families) of our general partner in which such persons would have a material interest. In furtherance of this policy, we have adopted Corporate Governance Guidelines, a Business Code of Conduct and a Code of Ethics for Directors, Executive Officers and Senior Financial Employees, which generally require the reporting to management of transactions or opportunities that constitute conflicts of interest so that they may be avoided. These guidelines and codes are available on our web site at www.buckeyegpholdings.com.

Except for the arrangements with Carlyle/Riverstone described in this report, we also have a policy of avoiding transactions between us and holders of 5% or more of our limited partner units.

Pursuant to our Corporate Governance Guidelines, any transaction between us and our officers and directors or holders of 5% of more of our limited partner units that should be avoided pursuant to these policies must be reviewed and approved by our Board of Directors (other than any board member having a material interest in the transaction in question). The Board of Directors will only approve transactions that are on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties, or that are otherwise determined to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

Director Independence

Section 303A.00 of the NYSE Listed Company Manual states that the NYSE listing standards requiring a majority of directors to be independent do not apply to publicly traded limited partnerships like us. Two of our general partner’s six directors are “independent” as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted certain categorical standards. Our general partner’s independent directors as determined in accordance with those standards, are: W. Barnes Hauptfuhrer and Frank S. Sowinski.  Pursuant to such categorical standards, a director will not be deemed independent if:

•       the director is, or has been within the last three years, our employee, or an immediate family member is, or has been within the last three years, our executive officer;

•       the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•       (i) the director or an immediate family member is a current partner of a firm that is our internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time;

•       the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serve or served on that company’s compensation committee;

•       the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues; or

•       the director serves as an executive officer of a charitable organization and, during any of the past three fiscal years, we made charitable contributions to the charitable organization in any single fiscal year that exceeded $1 million or two percent, whichever is greater, of the charitable organization’s consolidated gross revenues.

For the purposes of these categorical standards, the term “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home.

Meetings of Non-Management Directors

Our non-management directors meet in executive session at least two times per year outside of the presence of any management directors and any other members of our management who may otherwise be present. During at least one session per year, only independent directors are present. The directors present at each executive session select a presiding director for that session.

Director Attendance of Meetings

Our general partner’s board of directors held two meetings in fiscal year 2006. Each director attended more than 75 percent of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which he served during the portions of the year that such person was a director.

Item 14.                 Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to BGH by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

	2006	2005
Audit fees(1)	$186,400	—
Tax fees(2)	116,758	—
Total	$303,158	—

(1)          Audit fees include fees for the audit of BGH’s consolidated financial statements as well as the reviews of BGH’s quarterly consolidated financial statements.

(2)          Tax fees consist of fees for tax consultation and tax compliance services.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

As outlined in its charter, the Audit Committee of the board of directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. The Deloitte Entities’ engagement to conduct our audit was pre-approved by the Audit Committee. Additionally, all permissible non-audit services by the Deloitte Entities have been reviewed and pre-approved by the Audit Committee, as outlined in the pre-approval policies and procedures established by the Audit Committee.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          The following documents are filed as a part of this Report:

(1)          Financial Statements—see Index to Financial Statements.

(2)   Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number (Referenced to Item 601 of Regulation S-K)

				Incorporated by reference
Exhibit Number	Exhibit Description	Registrant	Filed herewith	Form	Period ending	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of Buckeye GP Holdings L.P., dated March 27, 2006	BGH		S-1		3.1	4/20/06
3.2	First Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of August 9, 2006	BGH		8-K		3.1	8/14/06
10.1	Amended & Restated Contribution, Conveyance and Assumption Agreement, dated as of August 9, 2006, among the limited partners of MainLine L.P., MainLine L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC, and MainLine GP, Inc.	BGH		8-K		10.1	8/14/06
10.2	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.1	9/19/03
10.3	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.2	9/19/03
10.4	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.3	9/19/03
10.5	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		8-K		4.1	10/14/04
10.6	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		8-K		4.1	6/30/05
10.7	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of August 9, 2006	BGH		8-K		10.2	8/14/06

10.8		Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006(1)	BGH	8-K		10.4	8/14/06
10.9		Amended and Restated Management Agreement between MainLine L.P. and Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006(2)	BGH	8-K		10.5	8/14/06
10.10		Services Agreement, dated as of December 15, 2004, among Buckeye Partners, L.P., certain of its subsidiaries and Buckeye Pipe Line Services Company	BPL	8-K		10.3	12/20/04
10.11		Fourth Amended and Restated Exchange Agreement, dated as of August 9, 2006, among MainLine Sub LLC, Buckeye Partners, L.P., Buckeye Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Buckeye Pipe Line Holdings, L.P., and Buckeye GP LLC	BGH	8-K		10.6	8/14/06
10.12		Acknowledgement and Agreement, dated as of May 6, 2002, between Buckeye Partners, L.P. and Glenmoor, Ltd.	BGH	S-1		10.13	4/20/06
10.13	*	Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004, by and among Stephen C. Muther and MainLine Sub LLC (f/k/a Glenmoor LLC)	BGH	S-1/A		10.14	5/30/06
10.14	*	Employment Agreement, dated as of May 4, 2004, by and among William H. Shea, Jr. and MainLine Sub LLC	BGH	S-1/A		10.15	5/30/06
10.15	*	Severance Agreement, dated as of September 1, 2004, by and among Robert B. Wallace and MainLine Sub LLC	BGH	S-1/A		10.16	5/30/06
10.16	*	Director Recognition Program of Buckeye GP LLC	BPL	10-K	12/31/98		3/22/99
10.17		Amended and Restated Management Agreement, dated as of December 15, 2004, among Buckeye GP LLC and MainLine Sub LLC	BPL	8-K		10.9	12/20/04
10.18	*	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 24, 2002	BPL	10-Q	3/31/02	10.11	5/9/02
10.19	*	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002	BPL	10-Q	3/31/02	10.12	5/9/02
10.20		Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006, between Buckeye Partners, L.P. and Buckeye GP LLC	BGH	8-K		10.3	8/14/06

10.21		Credit Agreement, dated as of August 6, 2004, among Buckeye Partners, L.P., SunTrust Bank and the other signatories thereto	BPL		8-K		10.2	10/5/04
10.22		First Amendment to Credit Agreement, dated as of December 15, 2004, among Buckeye Partners, L.P., SunTrust Bank and the other signatories thereto	BPL		10-K	12/31/04	10.16	3/14/05
10.23		Second Amendment to Credit Agreement, dated as of July 29, 2005, among Buckeye Partners, L.P., SunTrust Bank and the other signatories thereto	BPL		10-K	12/31/05	10.15	2/27/06
10.24		Third Amendment to Credit Agreement, dated as of October 28, 2005, among Buckeye Partners, L.P., SunTrust Bank and the other signatories thereto	BPL		10-K/A	12/31/05	10.16	8/15/06
10.25		Amended and Restated Executive Employment Agreement, dated as of August 9, 2006, among Buckeye GP LLC, MainLine Sub LLC, MainLine L.P., MainLine GP, Inc. and Buckeye Pipe Line Services Company	BGH		8-K		10.7	8/14/06
10.26		Credit Agreement, dated August 9, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		8-K		10.8	8/14/06
10.27		Supplement to Pledge Agreement— Additional Pledgor, dated as of September 15, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		10-Q	9/30/06	10.9	11/6/06
10.28		Credit Agreement, dated November 13, 2006, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BPL		8-K		10.1	11/16/06
10.29	*	Benefits Continuation Agreement, dated January 1, 2004, by and between Glenmoor, Ltd. and William H. Shea, Jr.		X
10.30	*	Amended and Restated Unit Agreement, dated August 9, 2006, by and between Robert B. Wallace and Buckeye GP Holdings L.P.(3)		X
21.1		List of subsidiaries of Buckeye GP Holdings L.P.		X
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

*                     Represents management contract or compensatory plan or arrangement.

(1)           The Amended and Restated Agreement of Limited Partnership of Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. are not filed because they are identical to Exhibit 10.8 except for the identity of the partnership.

(2)           The Amended and Restated Management Agreement between MainLine L.P. and each of Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. are not filed because they are identical to Exhibit 10.9 except for the identity of the partnership.

(3)    Messrs. Muther and Gustafson and a trust for the benefit of Mr. Shea’s family are also parties to Amended and Restated Unit Agreements with Buckeye GP Holdings L.P. Those agreements are not filed because they are identical to Exhibit 10.30 except for the number of units contained therein.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE GP HOLDINGS L.P.
(Registrant)
	By:	MainLine Management LLC
as General Partner
Dated: March 26, 2007	By:	/s/ WILLIAM H. SHEA, JR.
William H. Shea, Jr.
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2007	By:	/s/ W. BARNES HAUPTFUHRER
W. Barnes Hauptfuhrer
Director
Dated: March 26, 2007	By:	/s/ E. BARTOW JONES
E. Bartow Jones
Director
Dated: March 26, 2007	By:	/s/ WILLIAM H. SHEA, JR.
William H. Shea, Jr.
Director
Dated: March 26, 2007	By:	/s/ FRANK S. SOWINSKI
Frank S. Sowinski, Jr.
Director
Dated: March 26, 2007	By:	/s/ ROBERT B. WALLACE
Robert B. Wallace
Principal Financial Officer and
Principal Accounting Officer
Dated: March 26, 2007	By:	/s/ ANDREW W. WARD
Andrew W. Ward
Director