Form 10-Q
period 2007-03-31
Buckeye GP Holdings L.P.
filed 2007-05-01
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to

Commission file number 001-32963

BUCKEYE GP HOLDINGS L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3776228
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five TEK Park
9999 Hamilton Blvd.
Breinigsville, Pennsylvania	18031
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code:    610-904-4000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of April 19, 2007, there were 26,938,000 Common Units and 1,362,000 Management Units outstanding.

Buckeye GP Holdings L.P.

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$124,944	$105,745

Costs and expenses:
Operating expenses	60,299	51,261
Depreciation and amortization	9,707	9,104
General and administrative	6,304	5,915
Total costs and expenses	76,310	66,280

Operating income	48,634	39,465

Other income (expense):
Investment income	300	320
Interest and debt expense	(13,876)	(15,729)

Total other income (expenses)	(13,576)	(15,409)

Income before equity income and non-controlling interest expense	35,058	24,056

Equity income	1,786	1,380
Non-controlling interest expense	(30,905)	(23,197)

Net income	$5,939	$2,239

Net income per partnership unit:
Basic	$0.21
Diluted	$0.21

Weighted average number of units outstanding:
Basic	27,891
Diluted	28,300

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$23,233	$20,220
Trade receivables	40,552	51,030
Construction and pipeline relocation receivables	9,059	12,189
Inventories	14,500	14,286
Prepaid and other current assets	32,401	34,175
Total current assets	119,745	131,900

Property, plant and equipment, net	1,783,632	1,738,199

Goodwill	234,603	234,603
Other non-current assets	108,674	107,883
Total assets	$2,246,654	$2,212,585

Liabilities and partners’ capital:
Current liabilities:
Current portion of long-term debt	$6,010	$6,037
Accounts payable	15,493	26,650
Accrued and other current liabilities	66,009	69,774
Total current liabilities	87,512	102,461

Long-term debt	977,930	1,014,412
Other non-current liabilities	82,993	82,570
Non-controlling interest	857,669	772,525
Total liabilities	2,006,104	1,971,968

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner- Common Units	7	7
Limited Partners- Common Units	231,773	232,202
Management Units	7,053	6,926
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	1,717	1,482
Total partners’ capital	240,550	240,617
Total liabilities and partners’ capital	$2,246,654	$2,212,585

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,939	$2,239
Adjustments to reconcile net income to net cash provided by operating activity:
Non-cash charge for Management Unit expense	127	—
Value of ESOP shares released	1,148	1,047
Depreciation and amortization	9,707	9,104
Non-controlling interest	30,905	23,197
Equity earnings from equity investments of Buckeye Partners, L.P.	(1,786)	(1,380)
Distributions from equity investments of Buckeye Partners, L.P.	1,276	1,980
Amortization of debt discount	12	13
Amortization of option grants	134	172
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	10,478	(3,620)
Construction and pipeline relocation receivables	3,130	(1,674)
Inventories	(214)	(564)
Prepaid and other current assets	816	(5,962)
Accounts payables	(11,126)	(6,919)
Accrued and other current liabilities	(2,827)	822
Other non-current assets	157	(1,447)
Other non-current liabilities	297	2,841
Total adjustments from operating activities	42,234	17,610
Net cash provided by operating activities	48,173	19,849

Cash flows from investing activities:
Capital expenditures	(17,373)	(18,328)
Acquisitions	(38,468)	(92,790)
Net expenditures for disposal of property, plant and equipment	(72)	(113)
Deposit to restricted cash	—	(551)
Net cash used in investing activities	(55,913)	(111,782)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partnership units	82,404	64,155
Proceeds from exercise of units options	1,016	362
Distributions to non-controlling partners of Buckeye Partners, L.P.	(29,778)	(26,667)
Proceeds from issuance of long-term debt	70,600	115,000
Payment of long-term debt	(107,121)	(70,677)
Distributions to Limited Partners	(6,368)	—
Net cash provided by financing activities	10,753	82,173

Net increase (decrease) in cash and cash equivalents	3,013	(9,760)
Cash and cash equivalents —Beginning of year	20,220	28,984
Cash and cash equivalents—End of period	$23,233	$19,224

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$17,470	$16,622
Capitalized interest	$415	$701
Cash paid during the period for income tax	$332	$13

Non-cash changes in assets and liabilities:
Equity gains on issuance of Buckeye L.P. units	$235	$166
Fair value hedge accounting	$59	$439

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

				Equity
	General	Limited		Gains on
	Partner	Partners		Issuance of
	Common	Common	Management	Buckeye LP
	Units	Units	Units	Units	Total
Partners’ capital- January 1, 2007	$7	$232,202	$6,926	$1,482	$240,617
Net income*	—	5,939	—	—	5,939
Distributions	—	(6,368)	—	—	(6,368)
Recognition of value of Management Unit	—	—	127	—	127
Equity gains on issuance Buckeye Partners, L.P limited partnership units	—	—	—	235	235

Partners’ capital- March 31, 2007	$7	$231,773	$7,053	$1,717	$240,550

*Comprehensive income equals net income.

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE symbol: BGH) master limited partnership  organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (the “Partnership” or “Buckeye”).  The Partnership is also a publicly traded (NYSE symbol: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware.  BGH’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 9% by certain members of Buckeye GP’s senior management and approximately 37% by the public.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by Carlyle/Riverstone.

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of the Partnership and its subsidiaries.  At March 31, 2007, Buckeye GP owned an approximate 0.6% interest in the Partnership. Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (“MainLine” or the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of, and owns an approximate 1% interest in, certain of the Partnership’s operating subsidiaries.

BGH was formed on June 15, 2006 in order to facilitate the reorganization of MainLine and its affiliates and to effect an initial public offering (the “IPO”) of BGH common units.  The reorganization and IPO occurred on August 9, 2006 and, prior to such date, BGH had no activity.  Prior to the reorganization, MainLine owned and controlled Buckeye GP.  On August 9, 2006, BGH sold 10.5 million common units in an underwritten IPO, the net proceeds of which were approximately $168.3 million.  BGH used the net proceeds from the IPO, along with cash on hand, to repay all of the then-outstanding indebtedness of MainLine and to make distributions to its pre-IPO equity owners.  The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units (“Common Units”) and management units (“Management Units”).

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH.  Accordingly, the financial information for BGH included in this report includes the financial information of MainLine as the predecessor of BGH.  See Note 9 for a further discussion.

In connection with the closing of the IPO, on August 9, 2006 BGH and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP.  Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  Also on August 9, 2006, Buckeye and Buckeye GP entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments Buckeye GP receives under the Incentive Compensation Agreement and the Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.

These changes commencing in the fourth quarter of 2006, resulted in changes in the method used to allocate the Partnership’s income between Buckeye GP and the Partnership’s limited partners.

On April 3, 2007, Carlyle/Riverstone, certain members of management and certain other parties agreed to sell their approximate 63 % limited partnership interest in BGH to a newly formed company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”). See Note 14 for a discussion of this event.

All of the employees who provide services to BGH, the Partnership and its subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP, which correspond to BGH’s named executive officers.  The Partnership is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.5% of the publicly traded limited partner units of the Partnership at March 31, 2007.

At March 31, 2007, BGH had no operating assets other than its general partner ownership interest in Buckeye and Buckeye’s operating subsidiaries.  Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximately 2,700 miles of pipeline under agreements with major oil and chemical companies. As of March 31, 2007, the Partnership also owns and operates 50 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Buckeye conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  These entities are hereinafter referred to as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.”

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  BGH also has certain consolidating level assets, which consist principally of goodwill associated with the purchase of Buckeye’s general partnership interest.  See Note 12 for a further discussion.

In June 2005, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of the Partnership into the financial statements is appropriate.

BGH has determined that Services Company is a variable interest entity (“VIE”) under the provisions of FASB Interpretation No. 46R — Consolidation of Variable Interest Entities (“FIN No. 46R”). Using criteria established in FIN No. 46R, BGH has determined that Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP. Accordingly, as permitted by FIN No. 46R, Services Company has been consolidated in the financial statements of BGH .

BGH’s condensed consolidated balance sheet includes a non-controlling interest liability that reflects the portion of the Partnership owned by its partners other than BGH and Services Company.  Similarly, BGH’s condensed consolidated income statements include non-controlling interest expense that reflects the portion of the earnings due to the Partnership’s partners other than BGH and Services Company.

Buckeye pays an annual senior administrative charge to affiliates of its general partner for certain management functions supplied by those affiliates.  The senior administrative charge was approximately $0.5 million in each of the first three months of 2007 and 2006. Prior to the IPO, this senior administrative charge was recognized as income by BGH.  In connection with the IPO, Buckeye now pays the senior administrative charge directly to BGH’s general partner, MainLine Management.

Prior to the IPO, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s LP Units that it owns and its general partner interests in certain of the Operating Subsidiaries and (iii) the senior administrative charge.  Commencing with the IPO, BGH recognizes its share of Buckeye’s income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye’s net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and the Operating Subsidiaries.

The effect of this change was to reduce BGH’s net income in the first three months of 2007 by approximately $0.6 million, of which $0.5 million represents the absence of income related to the senior administrative charge in 2007 compared to 2006 and $0.1 million represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2006 is derived from audited financial statements, include all adjustments necessary to present fairly BGH’s financial position as of March 31, 2007, along with the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of BGH and the notes thereto for the year ended December 31, 2006 contained in BGH’s Form 10-K as filed with the Securities and Exchange Commission on March 26, 2007.

2. CONTINGENCIES

Claims and Proceedings

The Partnership and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. The Partnership is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, the Partnership has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to further administrative review within the IRS and the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.

In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $2.2 million and $1.8 million for the three month periods ended March 31, 2007 and 2006 respectively, which were related to environmental expenditures unrelated to claims and proceedings.

3.  ACQUISITIONS

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.0 million, including a deposit of $1.0 million that was paid in 2006.

On February 27, 2007, Buckeye acquired a refined products terminal in Marcy, New York for approximately $2.3 million.

On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.

The acquisitions discussed above were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment.  Buckeye is in the process of determining the final allocations.

4.  DEBT AND CREDIT FACILITIES

Debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
BGH:
Revolving Line of Credit	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	25,570	27,184
Retirement premium	(769)	(862)
The Partnership:
4.625% Notes due July 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	110,000	145,000
Total debt	$984,801	$1,021,322
Other, including unamortized discounts and fair value hedges (1)	(861)	(873)

Subtotal long- term debt	983,940	1,020,449
Less: current maturities	(6,010)	(6,037)

Total long-term debt	$977,930	$1,014,412

(1) The March 31, 2007 and December 31, 2006 amounts include $1.4 million and $1.5 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($2.3) million and ($2.4) million, respectively, in unamortized discounts.

The fair value of the consolidated debt was estimated to be $965.1 million and $990.0 million at March 31,2007 and December 31, 2006, respectively. The value of the consolidated debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

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

The propsed sale of the interest in BGH owned by Carlyle/Riverstone, certain members of senior management and other limited partners would result in a change of control. BGH intends to seek the consent of the BGH Credit Agreement lenders in connection with the sale of its general partner interests as further described in Note 14.

Services Company

Services Company’s 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 are payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, the Partnership has committed that, in the event that the value of the Partnership’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Partnership’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the Partnership’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At March 31, 2007, the value of the Partnership’s LP Units owned by Services Company exceeded the 125% requirement.

The Partnership

As noted above, the Partnership has four publicly issued notes payable with an aggregate principal balance of approximately $850.0 million with interest rates ranging from 4.625% to 6.750%.  The Partnership makes quarterly interest payments on each note with the principal balances to be paid on or before the due dates as shown above.

On November 13, 2006 the Partnership entered into a new a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400 million credit facility, contains a one-time expansion feature to $600 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at March 31, 2007 was 5.6%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt.  In addition to the principal balance noted above, the Partnership also had committed $2.1 million outstanding in letters of credit at March 31, 2007 and December 31, 2006.

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

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At March 31, 2007 the Partnership’s Funded Debt Ratio was 4.07 to 1.00.

The Credit Facility provides for a “change of control” event of default that will be triggered if (i) Carlyle/Riverstone ceases to beneficially own 100% of the sole general partner of BGH, (ii) BGH ceases to own 100% of Buckeye GP or (iii) Buckeye GP ceases to be the sole general partner of Buckeye. The proposed sale of the interest in BGH owned by Carlyle/Riverstone, certain members of senior management and other limited partners to the entity formed by ArcLight, Kelso and Lehman Brothers would result in a change of control as defined in the Credit Facility. Buckeye intends to seek the consent of the Credit Facility lenders in connection with the sale of BGH’s general partner as further described in Note 14.

At March 31, 2007 the Partnership was in compliance with all of the covenants under the Credit Facility.

5.                                       PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$5,413	$7,728
Insurance receivables	10,660	12,093
Ammonia receivable	5,501	6,284
Other	10,827	8,070
Total	$32,401	$34,175

6.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Taxes—other than income	$7,988	$5,858
Accrued employee benefit liability	2,340	2,340
Environmental liabilities	12,679	12,498
Interest	13,034	16,961
Retainage	1,281	940
Payable for ammonia purchase	4,359	6,072
Compensation and vacation	7,933	8,606
Other	16,395	16,499
Total	$66,009	$69,774

7.  EARNINGS PER UNIT

BGH has presented earnings per unit only for the three months ended March 31, 2007 because it was not a public company during the three month period ended March 31, 2006.  The following table presents the number of units used in computing the income per unit and the weighted average number of units outstanding (in thousands):

March 31,
2007
Common units issued as part of IPO	16,438
Common units sold as part of IPO	10,500
Management units issued as part of IPO	1,362
Total units outstanding- diluted	28,300

*Weighted average number of units outstanding – basic	27,891

*For the period ended March 31, 2007, 409,000 of non-vested Management Units were excluded from the basic earnings per unit calculation.

8. CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On April 26, 2007, MainLine Management declared a quarterly cash distribution of $0.24 per unit payable on May 31, 2007, to Unitholders of record on May 7, 2007.  The total cash distribution to BGH Unitholders will amount to approximately $6.8 million.

9. UNIT-BASED COMPENSATION

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

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first quarter of 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1 to March 31, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the condensed consolidated statements of income is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The impact of adopting the accounting provisions of SFAS No. 123R for the Option Plan is immaterial to BGH’s consolidated financial statements.

Unit Compensation Plan

MainLine’s equity prior to the IPO consisted of class A units (“A Units”) and class B units (“B Units”).  On May 4, 2004, MainLine issued 16,216,668 of its B Units to certain members of senior management for no consideration under a Unit Compensation Plan. The B Units were subordinate to the A Units. One half, or 8,108,334, of the B Units (“Time Based B Units”) vested ratably over five years. The remainder or 8,108,334 of the B Units (“Performance Based B Units”) vested over five years only if certain performance targets based on the incentive compensation received by MainLine from the Partnership were met.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH.  The total 145,950,000 of A Units of MainLine were exchanged for 16,438,000 Common Units of BGH.  The 16,216,668 B Units of MainLine were exchanged for 1,362,000 Management Units of BGH.  The 9% cumulative annual return on MainLine’s A Units and GP Units was eliminated as part of the exchange.  The Management Units are exchangeable for Common Units on a one for one basis at the option of the holder.  The vesting schedule of the Management Units of BGH varies from that of MainLine’s B Units for which they were exchanged.  Seventy percent, or 953,400 Management Units, were vested immediately upon their exchange, and the remaining 30% or 408,600 of the Management Units vest over a three year period with 136,200 of the Units vesting on May 4, of each 2007, 2008 and 2009.

MainLine recorded no compensation expense for the Time Based B Units.  Although the grant date of May 4, 2004 represented the measurement date for the Time Based B Units (the date both the number of units available for purchase and the purchase price (zero) were known), there was a nominal fair value for these units at the grant date. Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Time Based B Units subsequent to January 1, 2006 is measured based on the nominal fair value established at the grant date.

Prior to January 1, 2006, MainLine recognized deferred compensation for the Performance Based B Units when it was probable that the performance target specified in the partnership agreement would be met. The cost of this deferred compensation was recognized over the respective service periods of the performance targets until December 31, 2005. Under the modified prospective transition method permitted by SFAS No. 123R, compensation expense for the Performance Based B Units subsequent to January 1, 2006 was measured based on the nominal fair value established at the grant date.  Accordingly, MainLine recorded no compensation expense related to the Performance Based B Units in the three months ended March 31, 2006.

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

Of the total deferred compensation recognized of $4.6 million, BGH recognized approximately $3.5 million as an expense since the IPO in 2006 (with an offsetting increase in partners’ capital) and recognized approximately $0.1 million as an expense in the three months ended March 31, 2007.

10. RELATED PARTY TRANSACTIONS

Commencing on May 4, 2004 and ending on August 9, 2006 BGH had agreed to pay to Carlyle/Riverstone an annual management fee of $300,000. General and administrative expenses include approximately $0.1 million for the three month period ended March 31, 2006 related to this management fee.

Services Company and the Partnership are considered related parties with respect to BGH.  As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and the Partnership on a consolidated basis, and all intercompany transactions have been eliminated.

Other Related Party Transactions

MainLine Management is currently owned by Carlyle/Riverstone. On January 25, 2005, affiliates of Carlyle/Riverstone acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”).  SemGroup transports and stores crude oil, natural gas, natural gas liquids, refined products and asphalt through its ownership and operation of proprietary and common carrier pipelines, terminals, storage tanks, processing plants, underground storage facilities and a transportation fleet.  Carlyle/Riverstone’s total combined interest in SemGroup is approximately 30%.  One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of Carlyle/Riverstone.

The Partnership provides terminal and pipeline transportation services to an affiliate of SemGroup.  The Partnership recorded approximately $0.1 million and $0.2 million in revenue from the affiliate of SemGroup for the three months ended March 31, 2007 and 2006, respectively.  Carlyle/Riverstone previously had an ownership interest in the general partner of Magellan Midstream Partners, L.P. (“Magellan”).  The Partnership did not have a significant relationship with Magellan and did not have extensive operations in the geographic areas primarily served by Magellan.

Also, an affiliate of Carlyle/Riverstone is a member of a group that has agreed to acquire Kinder Morgan, Inc.  Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is a Partnership customer and competes with the Partnership to a limited extent in the Midwestern United States.  If this acquisition is completed, all transactions between the Partnership and Kinder Morgan, Inc. and its affiliates will become related party transactions.  In January 2007, the Federal Trade Commission approved the closing of the Kinder Morgan transaction on the condition that Carlyle/Riverstone relinquish its control of Magellan Midstream Partners.  Carlyle/Riverstone has done so, and representatives of Carlyle/Riverstone have resigned from the Board of Directors of the general partners of Magellan and its parent company, Magellan Midstream Partners.

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

On April  3, 2007, Carlyle/Riverstone, certain members of senior management and certain other parties agreed to sell their approximate 63% limited partnership interest in BGH to a newly formed company owned by affiliates of  ArcLight, Kelso and Lehman Brothers. See Note 14 for additional information.

11.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Services Company also provides a post-retirement health care and life insurance plan (the “Retiree Medical Plan”) to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

In December 31, 2006, BGH adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. The SFAS 158 adjustments are reclassified to non-controlling interest in BGH’s March 31, 2007 and December 31, 2006 condensed consolidated financial statements.

In December 2006, Services Company amended the Retiree Medical Plan to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008.  This change had the effect of reducing BGH’s postretirement benefit obligation at December 31, 2006 by approximately $20.4 million and reducing the Retiree Medical Plan expense for the three months ended March 31, 2007 by approximately $1.0 million.

In the three months ended March 31, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

			Retiree Medical
	RIGP		Plan
	2007	2006	2007	2006
	(In thousands)

Components of net periodic benefit cost:
Service cost	$248	$282	$100	$225
Interest cost	253	285	508	725
Expected return on plan assets	(205)	(212)	—	—
Amortization of prior service benefit	(114)	(112)	(860)	(125)
Amortization of unrecognized losses	143	195	381	275
Net periodic benefit cost	$325	$438	$129	$1,100

The Partnership previously disclosed in its financial statements for the year ended December 31, 2006 that a minimum funding contribution was not required to be made during 2007 to Services Company’s RIGP.

12.  SEGMENT INFORMATION

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

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 50 terminals that have the capacity to store an aggregate of approximately 20.0 million barrels of refined petroleum products.  The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, and Wisconsin.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of an ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the BGH’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenue:
Pipeline Operations	$93,750	$81,867
Terminalling and Storage	23,589	18,168
Other Operations	7,605	5,710
Total	$124,944	$105,745

Operating income:
Pipeline Operations	$36,988	$30,735
Terminalling and Storage	9,625	7,511
Other Operations	2,021	1,219
Total	$48,634	$39,465

Depreciation and amortization:
Pipeline Operations	$7,988	$7,610
Terminalling and Storage	1,305	1,104
Other Operations	414	390
Total	$9,707	$9,104

Capital expenditures:
Pipeline Operations	$15,519	$14,183
Terminalling and Storage	840	3,940
Other Operations	1,014	112
Consolidating- level	—	93
Total	$17,373	$18,328

Acqusitions:
Pipeline Operations	$—	$79,286
Terminalling and Storage	38,468	13,504
Total	$38,468	$92,790

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets*:
Pipeline Operations	$1,602,832	$1,608,243
Terminalling and Storage	358,699	318,917
Other Operations	66,894	68,310
Consolidating- level	218,229	217,115
Total	$2,246,654	$2,212,585

* All equity investments are included in the assets of Pipeline Operations.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN 48 had no material impact on the financial statements of BGH.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.  SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  BGH is currently evaluating the impact this standard may have on its consolidated financial statements.

14. SUBSEQUENT EVENTS

On April 3, 2007, BGH announced that Carlyle/Riverstone, certain members of management and other limited partners of BGH signed an agreement to sell the general partner of BGH and their approximate 63% limited partner interest in BGH to an entity formed by affiliates of ArcLight, Kelso and Lehman Brothers.  The remaining approximately 37% of limited partner interest in BGH is publicly traded.  The closing of the transactions contemplated by the purchase agreement is subject to customary closing conditions, including receipt of regulatory approvals.  The sale of the general partner of BGH would result in a change in control of BGH and, indirectly, Buckeye.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of its liquidity and capital resources and other related matters.  The following discussion and analysis should be read in conjunction with accompanying condensed consolidated financial statements and related notes included in this report and Annual Report on Form 10-K for the year ended December 31, 2006.

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

•                  the indirect ownership of the general partner interests in certain of Buckeye’s operating subsidiaries representing an approximate 1% interest in each of such operating subsidiaries);

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

Incentive distributions paid by Buckeye totaled $6.8 million and $5.7 million in the first three months of 2007 and 2006, respectively.  Buckeye paid distributions per Unit of $0.7875 and $0.7375 in the first three months of 2007 and 2006, respectively.  Distributions by Buckeye’s operating subsidiaries in respect of their general partner interests totaled $0.4 million and $0.3 million the first three months of 2007 and 2006, respectively.

The following table summarizes BGH’s cash received in the first quarter of 2007 and 2006 as a result of its partnership interests in Buckeye:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Incentive distributions	$6,803	$5,722
Distributions from the ownership of 243,914 of Buckeye’s general partner units	192	180
Distributions from the ownership of 80,000 of Buckeye’s limited partner units	63	59
Distributions from the indirect 1% ownership in certain of Buckeye’ operating subsidiaries.	381	342
Total	$7,439	$6,303

Buckeye GP Holdings L.P.

BGH is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (“IPO”) of the Common Units of BGH.  The reorganization and IPO occurred on August 9, 2006.

BGH’s limited partnership units are owned approximately 54% by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), approximately 9% by certain members of MainLine Management’s and Buckeye GP’s senior management and approximately 37% by the public.  Prior to the IPO, BGH had no activity and MainLine owned and controlled Buckeye GP.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH.  Accordingly, the financial information for BGH included in this report includes the financial information of MainLine.

In connection with the IPO, BGH and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP.  Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  On August 9, 2006, Buckeye and Buckeye GP also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and re-characterize the payments Buckeye GP receives under the Incentive Compensation Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.  These changes resulted in changes in the method used to allocate Buckeye’s income between Buckeye GP and Buckeye’s limited partners (the “Partnership LP Unitholders”).

None of these changes affect the amount or timing of cash distributions or incentive distributions from Buckeye to BGH.  Buckeye’s criteria for determining the amount of cash distributions and its policies regarding the timing of such cash distributions remain unchanged.  Commencing with the fourth quarter of 2006, Buckeye ceased recording incentive compensation payable to Buckeye GP as an expense and instead recorded such payments as distributions from partners’ capital.

Buckeye pays an annual senior administrative charge to affiliates of its general partner for certain management functions supplied by those affiliates.  The senior administrative charge was approximately $0.5 million in each of the first three months of 2007 and 2006.  Prior to the IPO, this senior administrative charge was recognized as income by BGH.  In connection with the IPO, Buckeye now pays the senior administrative charge directly to BGH’s general partner, MainLine Management.

Prior to the IPO, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s LP Units that it owns and its general partner interests in certain of the Operating Subsidiaries and (iii) the senior administrative charge.  Commencing with the IPO, BGH recognizes its share of Buckeye’s income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye’s net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and the Operating Subsidiaries.

The effect of this change was to reduce BGH’s net income in the first three months of 2007 by approximately $0.6 million, of which $0.5 million represents the absence of income related to the senior administrative charge in

2007 compared to 2006 and $0.1 million represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Significant Event

On April 3, 2007, BGH announced that Carlyle/Riverstone, certain members of senior management and other limited partners have signed an agreement to sell the general partner of BGH and their approximate 63% limited partner interest in BGH to an entity formed by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”).  The remaining approximately 37% of limited partner interest in BGH is publicly traded.  The closing of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions, including receipt of regulatory approvals.  The sale of MainLine Management would result in a change in control of BGH and, indirectly, Buckeye.

Results of Operations

The results of operations discussed below principally reflect the activities of Buckeye. Because the accompanying condensed consolidated financial statements of BGH include the consolidated results of Buckeye, BGH’s consolidated statements are substantially similar to Buckeye’s except as noted below:

•                  Interest of non-controlling partners in Buckeye — BGH’s condensed consolidated balance sheet includes a non-controlling interest liability that reflects the proportion of Buckeye owned by its partners other than BGH. Similarly, the ownership interests in Buckeye held by its partners other than BGH are reflected in BGH’s condensed consolidated income statement as non-controlling interest expense. These non-controlling interest liabilities and expenses are not reflected in Buckeye’s condensed consolidated financial statements.

•                  BGH’s capital structure—In addition to incorporating the assets and liabilities of Buckeye, BGH’s condensed consolidated balance sheet includes BGH’s own indebtedness and related debt placement costs, and the partners’ capital on BGH’s balance sheet represents BGH’s partners’ capital as opposed to the capital reflected in Buckeye’s balance sheet, which reflects the ownership interest of all its partners, including its owners other than BGH. Consequently, BGH’s income statement reflects additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye’s financial statements.

•                  Inclusion of Buckeye Pipe Line Services Company—The financial statements of Buckeye Pipe Line Services Company (“Services Company”), which employs the employees who manage and operate the assets of Buckeye, are consolidated into BGH’s financial statements. The financial statements of Buckeye do not include the financial statements of Services Company.

•                  BGH’s G&A expenses—BGH incurs general and administrative expenses that are independent from Buckeye’s operations and are not reflected in Buckeye’s condensed consolidated financial statements.

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

Operating Segments

As fully described in Note 12 in the accompanying condensed consolidated financial statements, BGH has determined that its operations are appropriately presented in three operating segments, which are the same as Buckeye’s operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.

Results of Operations

Summary operating results for BGH were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Revenue	$124,944	$105,745
Costs and expenses	76,310	66,280
Operating income	48,634	39,465
Other income (expenses)	(13,576)	(15,409)
Income before equity income and non-controlling interest	35,058	24,056
Equity income	1,786	1,380
Non-controlling interest expense	(30,905)	(23,197)
Net income	$5,939	$2,239

Revenues and operating income by operating segment were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Revenues:
Pipeline Operations	$93,750	$81,867
Terminalling and Storage	23,589	18,168
Other Operations	7,605	5,710
Total	$124,944	$105,745

Operating income:
Pipeline Operations	$36,988	$30,735
Terminalling and Storage	9,625	7,511
Other Operations	2,021	1,219
Total	$48,634	$39,465

Pipeline Operations:

Revenue from Pipeline Operations was $93.8 million in the first quarter of 2007 compared to $81.9 million in the first quarter of 2006. The revenue increase in 2007 of $11.9 million or 14.5 % was primarily the result of:

•                  An approximate $6.6 million increase in base revenue caused by average tariff increases of 6.1% implemented in June and July of 2006, combined with a volume increase of approximately 0.3% in the first quarter of 2007 as compared to the first quarter of 2006;

•                  Incremental revenue of $2.2 million in 2007 as compared to 2006 resulting from the commissioning of the terminal and pipeline project that serves the Memphis International Airport (“WesPac - Memphis Project”) in April of 2006;

•                  Incremental revenue of $1.2 million in the first quarter of 2007 caused by three months of revenue from Buckeye NGL in 2007 as compared to two months of revenue in 2006 because Buckeye NGL was acquired on January 31, 2006; and

•                  Recognition and collection of $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer.

Product deliveries for each of the quarters ended March 31, 2007 and 2006 were as follows:

	Barrels Per Day
	Three Months Ended March 31,
Product	2007	2006
Gasoline	687,100	691,100
Distillate	365,100	367,100
Jet Fuel	352,300	332,500
LPGs	20,100	13,800
NGLs	20,000	13,700
Other	10,100	10,500
Total	1,454,700	1,428,700

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $23.6 million in the first quarter of 2007 as compared to $18.2 million in the first quarter of 2006. The revenue increase in the first quarter of 2007 of $5.4 million or 29.8 % was primarily the result of:

•                  An approximate $3.0 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the first quarter of 2007 as compared to the first quarter of 2006;

•                  Incremental revenue of $1.7 million in the first quarter of 2007 as compared to the first quarter of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006; and

•                  Incremental revenue of $0.7 million in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to the acquisition of six terminals in 2007 as more fully described in Note 3 to the accompanying condensed consolidated financial statements.

Average daily throughput for the refined products terminals for the quarters ended March 31 was as follows:

	Three Months Ended March 31,
	2007	2006

Refined products throughput (bpd)	536,000	447,400

Other Operations:

Revenue from the Other Operations segment was $7.6 million in the first quarter of 2007 as compared to $5.7 million in the first quarter of 2006. The revenue increase in the first quarter of 2007 of $1.9 million or 33.2% was primarily the result of:

•                  An increase of $1.0 million caused by additional operating contracts signed in the latter part of 2006; and

•                  An increase of $0.7 million in construction management revenue in the first quarter of 2007 as compared to the first quarter of 2006.

Operating Expenses:

Costs and expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefits	$23,168	$21,324
Depreciation and amortization	9,707	9,104
Operating power	7,318	7,090
Outside services	6,077	4,592
Property and other taxes	6,183	5,106
Construction management	1,695	562
All other	22,162	18,502
Total	$76,310	$66,280

Payroll and payroll benefits were $23.2 million in the first quarter of 2007, an increase of $1.8 million compared to the first quarter of 2006.  Of this increase, approximately $0.2 million is related to recent acquisitions and first quarter of 2007 operations at the WesPac - Memphis Project.  Increases in salaries and wages of $1.7 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in payroll due to a decrease in capitalized payroll of $0.3 million.  Employee stock ownership plan (“ESOP”) related costs increased by $0.6 million over the same period in 2006.  Payroll benefit expenses also decreased by $1.0 million due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $9.7 million in the first quarter of 2007, an increase of $0.6 million from the first quarter of 2006.  Depreciation related to assets acquired over the last year and depreciation expense related to WesPac - Memphis was $0.5 million.  The remaining increase in depreciation and amortization expense resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs were $7.3 million in the three months ended March 31, 2007, an increase of $0.2 million from the same period in 2006.  The majority of the increase was related to recent acquisitions and first quarter of operations for the WesPac – Memphis Project.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $1.5 million from $4.6 million in the first quarter of 2006 to $6.1 million in the first quarter of 2007. Of this increase, $0.5 million related to corporate development initiatives and public awareness programs.  Approximately $0.5 million of this increase is due to an annual senior administrative charge that is paid by Buckeye to affiliates of its general partner for certain management functions supplied by those affiliates.  Prior to BGH’s initial public offering, this senior administrative charge was recognized as income by BGH.  In connection with the IPO, Buckeye pays the senior administrative charge directly to BGH’s general partner, MainLine Management, which resulted in an increase in outside service costs during the first quarter of 2007.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $6.2 million in the first quarter of 2007, an increase of $1.1 million compared to the first quarter of 2006.  Property and other taxes related recent acquisitions was $0.2 million.  The Partnership expensed $0.6 million of excise taxes in the first quarter of 2007 which related to activity at the Partnership’s terminals.  Of the remaining increase of $0.3 million, BGH and the Partnership experienced higher real property tax assessments in several states.

Construction management costs were $1.7 million in the first quarter of 2007, an increase of $1.1 million from the first quarter of 2006.  Of this increase, $0.5 million relates to a construction contract entered into by WesPac Pipe Lines – Memphis LLC to construct a pipeline connection for a third party.  The remainder of the increase is due to an increase in construction activity.

All other costs were $22.2 million in the three months ended March 31, 2007, an increase of $3.7 million compared to $18.5 million in the same period in 2006.  The increase reflects $1.6 million of costs associated with fuel purchases related to a product-supply arrangement.  Insurance costs increased by $0.9 million over the first quarter of 2006.  Other costs related to recent acquisitions were $0.6 million.  Expenses related to terminal additives increased by $0.4 million which is a result of an increase in terminal activity. Professional fees in the first three months of 2006 include approximately $0.9 million of legal, accounting and tax fees related to planning for BGH’s IPO. The remainder of the increases related to various other pipeline operating costs.

Costs and expenses by segment for the quarters ended March 31, 2007 and 2006 were as follows:

	Costs and Expenses by Segment
	2007	2006
	(In thousands)

Pipeline Operations	$56,762	$51,133
Terminalling and Storage	13,964	10,657
Other Operations	5,584	4,490
Total	$76,310	$66,280

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	2007	2006
	(In thousands)
Total costs and expenses:
Attributable to Buckeye	$74,671	$65,253
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Elimination of Buckeye senior administrative charge	—	(475)
Net effect of ESOP charges	1,606	1,028
Attributable to BGH	1,207	1,648
Total	$76,310	$66,280

Amounts attributable to BGH consist of the following:

	2007	2006
	(In thousands)
Attributable to BGH:
Payroll and benefits	$626	$423
Professional fees	198	1,086
Other	383	139
Total	$1,207	$1,648

Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. BGH also incurred $0.1 million of a non-cash expense in the first quarter of 2007 related to the vesting of its Management Units.  Professional fees in the first three months of 2006 include approximately $0.9 million of legal, accounting and tax fees related to planning for BGH’s IPO.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expenses) for the three months ended March 31, 2007 and 2006 were as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)

Investment income	$300	$320
Interest and debt expense	(13,876)	(15,729)
Total	$(13,576)	$(15,409)

Equity income	$1,786	$1,380

Other income (expenses) was a net expense of $13.6 million in the first quarter of 2007, compared to a net expense of $15.4 million during the first quarter of 2006.  Investment income for the three months ended March 31, 2007 was consistent with investment income generated during the three months ended March 31, 2006.

Interest expense was $13.9 million in the three months ended March 31, 2007, a decrease of $1.8 million from the three months ended March 31, 2006.  The decrease is due to the absence of $2.8 million of interest expense associated with BGH’s prior term loan which was extinguished in conjunction with the IPO, partially offset by an increase of $1.0 million at Buckeye, which was principally due to higher average balances outstanding under, and higher interest rates on, Buckeye’s 5-year revolving credit facility.

Equity income increased by $0.4 million in the first quarter of 2007 compared to the first quarter of 2006.  The increase is principally a result of equity income earned from Buckeye’s approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

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

BGH’s principal use of cash is the payment of its operating expenses and distributions to its Unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  On January 25, 2007, MainLine Management declared a cash distribution of $0.225 per unit payable on February 28, 2007 to Unitholders of record on February 5, 2007.  The total cash distribution to BGH Unitholders with respect to the distribution of $0.225 per unit was approximately $6.4 million.

Debt

BGH

On August 9, 2006, BGH entered into a five-year $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”).  See Note 4 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.  During the three months ended March 31, 2007 BGH borrowed and repaid $0.6 million under the BGH Credit Agreement.  The proposed sale of the interest in BGH owned by Carlyle/Riverstone, certain members of senior management and other limited partners to the entity formed by ArcLight, Kelso and Lehman Brothers would result in a change of control as defined in the BGH Credit Agreement.  BGH intends to seek the consent of the BGH Credit Agreement lenders in connection with the sale of its general partner interest.

Services Company

Services Company had total debt outstanding of $24.8 million and $26.3 million at March 31, 2007 and December 31, 2006 respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. See Note 4 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye

At March 31, 2007, Buckeye had $960.0 million in aggregate outstanding long-term debt, consisting of $125.0 million of the 5.125% Notes due 2017, $275.0 million of the 5.300% Notes due 2014, $300.0 million of the 4 5/8% Notes due 2013, $150.0 million of the 6 ¾% Notes due 2033 and $110.0 million outstanding under a credit facility.

On November 13, 2006 Buckeye entered into a new $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks.  See Note 4 to BGH’s condensed consolidated financial statements for a description of the terms of the Credit Facility.

The Credit Facility provides for a “change of control” event of default that will be triggered if (i) Carlyle/Riverstone ceases to beneficially own 100% of the sole general partner of BGH, (ii) BGH ceases to own 100% of Buckeye GP or (iii) Buckeye GP ceases to be the sole general partner of Buckeye.  The proposed sale of the interest in BGH owned by Carlyle/Riverstone, certain members of senior management and other limited partners to the entity formed by ArcLight, Kelso and Lehman Brothers would result in a change of control as defined in the Credit Facility. Buckeye intends to seek the consent of the Credit Facility lenders in connection with the sale of BGH’s general partner.

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2007 and 2006 were as follows:

	Cash Flows from Operations
	2007	2006
	(In thousands)
Net income	$5,939	$2,239
Value of ESOP shares released	1,148	1,047
Depreciation and amortization	9,707	9,104
Non-controlling interests	30,905	23,197
Changes in current assets and liabilities	257	(17,917)
Changes in other assets and liabilities	454	1,394
Other	(237)	785
Total	$48,173	$19,849

Cash flows from operations were $48.2 million for the first three months of 2007 compared to $19.9 million for the first three months of 2006, an increase of $28.3 million. The primary driver of this increase is the improvement in Buckeye’s net income for the period (both the net income allocated to BGH and the net income allocated to non-controlling interests) of $14.7 million in 2007 compared to 2006 (which included incentive compensation expense of $5.7 million), as well as favorable fluctuations in working capital. Depreciation and amortization was $9.7 million for the first quarter of 2007 compared to $9.1 million during the same period in 2006. The increase resulted principally from depreciation and amortization related to ongoing capital additions.  Cash provided by working capital was $0.3 million in the first quarter of 2007 as compared to cash used for working capital of $17.9 million in the first quarter of 2006.

In the first quarter of 2007, cash provided by working capital of $0.3 million resulted primarily from reductions in both trade and construction and pipeline relocation receivables of $13.6 million that was offset primarily by reductions in accounts payable of $11.1 million and in accrued and other current liabilities of $2.8 million.

In the first quarter of 2006, cash used for working capital of $17.9 million resulted from increases in prepaid and other current assets of $5.9 million, construction and pipeline relocation receivables of $1.7 million, and trade receivables of $3.6 million and a decrease in accounts payable of $6.9 million.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on the 29-mile ammonia pipeline acquired in November 2005. The increase in construction and pipeline relocation receivables is due to an increase in pipeline relocation activity in the first quarter of 2006.  Trade receivables increased due to an increase in the Partnership’s pipeline and terminal activities due to its acquisitions. The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005 as well as lower maintenance and outside service activities in the first quarter compared to year end.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 are as follows:

	Investing Activities
	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Capital expenditures	$(17,373)	$(18,328)
Investments and acquisitions	(38,468)	(92,790)
Other	(72)	(664)
Total	$(55,913)	$(111,782)

In the three months ended March 31, 2007, Buckeye expended $38.5 million primarily for the acquisition of six terminals and related assets. See Note 3 to BGH’s condensed consolidated financial statements for a further discussion.

In the three months ended March 31, 2006, Buckeye expended $92.8 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1.0 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Sustaining capital expenditures	$7,170	$5,589
Expansion and cost reduction	10,203	12,739
Total	$17,373	$18,328

Buckeye incurred $7.2 million and $5.6 million of sustaining capital expenditures and $10.2 million and $12.7 million of expansion and cost reduction expenditures in the first three months of 2007 and 2006, respectively. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements to WesPac - Memphis Project. Expansion and cost reduction projects in 2006 include the completion of the base operations of the WesPac - Memphis Project.

BGH estimates sustaining capital expenditures, all of which are attributable to Buckeye, will be approximately $30.0 million for all of 2007.

Cash Flows from Financing Activities

During the first three months of 2007, BGH borrowed and repaid $0.6 million under the BGH Credit Agreement.  BGH’s distributions to its Unitholders totaled $6.4 million in the first three months of 2007.

On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit.  On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit.  Total proceeds from the offering, including the overallotment option and after underwriter’s discount of $0.75 per LP and offering expenses, were approximately $82.4 million, and were used to reduce amounts outstanding under Buckeye’s Credit Facility.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses were approximately $64.1 million, and were used to reduce amounts outstanding under Buckeye’s Credit Facility.

Payments on the 3.60% ESOP Notes were $1.5 million for the three months ended March 31, 2007.  During the first three months of 2007 and 2006, the Partnership borrowed $70.0 million and $115.0 million under its Credit Facility and repaid $105 million and $65 million, respectively.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $29.8 million in the first three months of 2007 compared to $26.7 million in the first three months of 2006.  The increase resulted principally from additional LP Units outstanding as a result of Buckeye’s issuance of 1.5 million of its LP Units in March 2006 and increases in Buckeye’s per-unit distribution amount.  Buckeye LP Units issued in March 2007 did not receive Buckeye’s first quarter distribution.

OTHER MATTERS

Accounting Pronouncements

See Note 13 to BGH’s condensed consolidated financial statements for a description of certain accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its Unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for petroleum products in the United States in general and in Buckeye’s service areas in particular (which may be affected by economic activity, weather, alternative energy sources, conservation and technological advances); (5) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of Buckeye’s tariff rates; (6) liability for environmental claims; (7) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by acts of war or terrorism; (8) unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets; (9) availability and cost of insurance on Buckeye’s assets and operations; (10) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (11) expansion in the operations of Buckeye’s competitors; (12) Buckeye’s ability to integrate any acquired operations into its existing operations; (13) shut-downs or cutbacks at major refineries that use Buckeye’s services; (14) deterioration in Buckeye’s labor relations; (15) changes in real property tax assessments; (16) disruptions to the air travel system; (17) interest rate fluctuations and other capital market conditions; (18) BGH’s future results of operations; (19) BGH’s liquidity and ability to finance its activities; (20) market conditions in Buckeye’s industry; (21) conflicts of interest between Buckeye, its general partner and BGH; (22) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (23) the impact of governmental legislation and regulation on BGH and Buckeye.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in BGH’s Annual Report on Form 10-K for 2006, including those described in the “Risk Factors” section of that report. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Trading Instruments

Currently, neither BGH nor Buckeye has any derivative instruments and do not currently engage in hedging activity with respect to trading instruments.

Market Risk – Other than Trading Instruments

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have significant commodity or foreign exchange risk. Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.30% Notes, the 4.625% Notes and the 6.750% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility). Fair value risk represents the risk that the value of the fixed portion of the respective financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

At March 31, 2007, Buckeye had total fixed rate debt obligations having a face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes. At March 31, 2007 Services Company had fixed debt obligations of approximately $24.8 million of its 3.60% ESOP Notes. The aggregate fair value of these fixed obligations at March 31, 2007 was approximately $965.1 million.  A 1% decrease in rates for obligations of similar maturities would have increased the aggregate fair value of these obligations by $66.4 million at March 31, 2007.  Buckeye’s variable debt obligation under the Credit Facility was $110 million at March 31, 2007. Based on the balances outstanding at March 31, 2007, a 1% increase or decrease in interest rates would increase or decrease consolidated annual interest expense by $1.1 million.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The management of MainLine Management with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MainLine Management’s disclosure controls and procedures for BGH as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by MainLine Management in reports filed on behalf of BGH under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)       Changes in Internal Control over Financial Reporting

No change in MainLine Management’s internal control over financial reporting for BGH occurred during BGH’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, MainLine Management’s internal control over financial reporting for BGH.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to further administrative review within the IRS and the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.

In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Item 6.  Exhibits

(a)     Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCKEYE GP HOLDINGS L.P.
(Registrant)

By:	MainLine Management LLC
as General Partner

Date: May 1, 2007	By:	ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)