Form 10-Q
period 2007-06-30
Buckeye GP Holdings L.P.
filed 2007-07-30
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

As of July 16, 2007, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I — FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006		2007	2006

$124,951	$111,495	Revenues	$249,895	$217,240

		Costs and expenses:
63,609	53,570	Operating expenses	123,908	104,831
10,001	10,018	Depreciation and amortization	19,708	19,122
7,127	6,534	General and administrative	13,431	12,449
80,737	70,122	Total costs and expenses	157,047	136,402

44,214	41,373	Operating income	92,848	80,838

		Other income (expense):
334	302	Investment income	634	622
(13,104)	(16,211)	Interest and debt expense	(26,980)	(31,940)

(12,770)	(15,909)	Total other income (expenses)	(26,346)	(31,318)

31,444	25,464	Income before equity income and non-controlling interest expense	66,502	49,520

2,258	1,415	Equity income	4,044	2,795

(29,571)	(24,892)	Non-controlling interest expense	(60,476)	(48,089)

$4,131	$1,987	Net income	$10,070	$4,226

		Net income per partnership unit:
$0.15		Basic	$0.36
$0.15		Diluted	$0.36

		Weighted average number of units outstanding:
28,073		Basic	27,983
28,300		Diluted	28,300

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$24,051	$20,220
Trade receivables	42,658	51,030
Construction and pipeline relocation receivables	11,953	12,189
Inventories	14,059	14,286
Prepaid and other current assets	32,347	34,175
Total current assets	125,068	131,900

Property, plant and equipment, net	1,794,298	1,738,199

Goodwill	234,603	234,603
Other non-current assets	107,191	107,883
Total assets	$2,261,160	$2,212,585

Liabilities and partners’ capital:
Current liabilities:
Current portion of long-term debt	$6,107	$6,037
Accounts payable	21,879	26,650
Accrued and other current liabilities	73,325	69,774
Total current liabilities	101,311	102,461

Long-term debt	981,336	1,014,412
Other non-current liabilities	82,485	82,570
Non-controlling interest	857,087	772,525
Total liabilities	2,022,219	1,971,968

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner— Common Units	7	7
Limited Partners— Common Units	234,061	232,202
Management Units	3,156	6,926
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	1,717	1,482
Total partners’ capital	238,941	240,617
Total liabilities and partners’ capital	$2,261,160	$2,212,585

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,070	$4,226
Adjustments to reconcile net income to net cash provided by operating activity:
Non-cash charge for Management Unit expense	1,179	—
Value of ESOP shares released	2,355	2,073
Depreciation and amortization	19,708	19,122
Non-controlling interest	60,476	48,089
Equity earnings from equity investments of Buckeye Partners, L.P.	(4,044)	(2,795)
Distributions from equity investments of Buckeye Partners, L.P.	3,589	3,167
Amortization of debt discount	25	25
Amortization of option grants	222	239
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	8,372	(1,072)
Construction and pipeline relocation receivables	236	(2,421)
Inventories	227	(419)
Prepaid and other current assets	1,828	(12,418)
Accounts payables	(4,770)	(4,055)
Accrued and other current liabilities	3,393	14,734
Other non-current assets	2,727	(225)
Other non-current liabilities	(1,882)	2,476
Total adjustments from operating activities	93,641	66,520
Net cash provided by operating activities	103,711	70,746

Cash flows from investing activities:
Capital expenditures	(36,966)	(44,028)
Acquisitions and equity investments	(39,320)	(92,790)
Net expenditures for disposal of property, plant and equipment	(167)	(139)
Deposit to restricted cash	—	(612)
Net cash (used in) investing activities	(76,453)	(137,569)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partnership units	82,171	64,105
Proceeds from exercise of units options	1,895	486
Distributions to non-controlling partners of Buckeye Partners, L.P.	(61,302)	(54,848)
Proceeds from issuance of long-term debt	86,300	127,000
Payment of long-term debt	(119,331)	(72,209)
Distributions to Limited Partners	(13,160)	—
Net cash (used in) provided by financing activities	(23,427)	64,534

Net increase (decrease) in cash and cash equivalents	3,831	(2,289)
Cash and cash equivalents—Beginning of year	20,220	28,984
Cash and cash equivalents—End of period	$24,051	$26,695

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$26,117	$30,382
Capitalized interest	$902	$1,010
Cash paid during the period for income tax	$587	$65
Non-cash changes in assets and liabilities:
Fair value hedge accounting	$118	$599

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

	General Partners Common Units	Limited Partners Common Units	Management Units	Equity Gains on Issuance of Buckeye LP Units	Total
Partners’ capital—January 1, 2007	$7	$232,202	$6,926	$1,482	$240,617
Net income*	—	10,070	—	—	10,070
Distributions	—	(13,160)	—	—	(13,160)
Recognition of value of Management Units	—	—	1,179	—	1,179
Conversion of Management Units	—	4,949	(4,949)	—	—
Equity gains on issuance Buckeye Partners, L.P limited partnership units	—	—	—	235	235

Partners’ capital—June 30, 2007	$7	$234,061	$3,156	$1,717	$238,941

*                    Comprehensive income equals net income.

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE symbol: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (the “Partnership” or “Buckeye”).  The Partnership is also a publicly traded (NYSE symbol: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware.  As discussed below in Note 2, effective June 25, 2007, BGH’s limited partnership units are owned approximately 62% by BGH GP Holdings, LLC, approximately 1% by certain members of Buckeye GP’s senior management and approximately 37% by the public.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH GP Holdings, LLC.

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of the Partnership and its subsidiaries.  At June 30, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership. Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (“MainLine” or the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of, and owns an approximate 1% interest in, certain of the Partnership’s operating subsidiaries.

BGH was formed on June 15, 2006 in order to facilitate the reorganization of MainLine and its affiliates and to effect an initial public offering (the “IPO”) of BGH’s common units.  The reorganization and IPO occurred on August 9, 2006 and, prior to such date, BGH had no activity.  Prior to the reorganization, MainLine owned and controlled Buckeye GP.  On August 9, 2006, BGH sold 10.5 million common units in an underwritten IPO, the net proceeds of which were approximately $168.3 million.  BGH used the net proceeds from the IPO, along with cash on hand, to repay all of the then-outstanding indebtedness of MainLine and to make distributions to its pre-IPO equity owners.  The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units (“Common Units”) and management units (“Management Units”).

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH.  Accordingly, the financial information for BGH included in this report includes the financial information of MainLine as the predecessor of BGH.  See Note 10 for a further discussion.

In connection with the closing of the IPO, on August 9, 2006 BGH and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP.  Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  Also on August 9, 2006, Buckeye GP entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments Buckeye GP receives under the Incentive Compensation Agreement and the Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.

Commencing in the fourth quarter of 2006, these amendments resulted in changes in the method used to allocate the Partnership’s income between Buckeye GP and the Partnership’s limited partners.

All of the employees who provide services to BGH, the Partnership and the Partnership’s subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP, which correspond to BGH’s named executive officers.  The Partnership is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.4% of the publicly traded limited partner units of the Partnership at June 30, 2007.

At June 30, 2007, BGH had no operating assets other than its general partner ownership interest in Buckeye and Buckeye’s operating subsidiaries.  Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 16 states, and operates another approximately 2,700 miles of pipeline serving 2 states under agreements with major oil and chemical companies. As of June 30, 2007, the Partnership also owns and operates 51 refined petroleum products terminals with aggregate storage capacity of approximately 20 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Buckeye conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Each of these entities is hereinafter referred to as an “Operating Subsidiary” and they are collectively referred to as the “Operating Subsidiaries.”

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage, and Other Operations.  BGH also has certain consolidating level assets, which consist principally of goodwill associated with the purchase of Buckeye’s general partnership interest.  See Note 13 for a further discussion.

In June 2005, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of the Partnership into BGH’s financial statements is appropriate.

BGH has determined that Services Company is a variable interest entity (“VIE”) under the provisions of FASB Interpretation No. 46R — Consolidation of Variable Interest Entities (“FIN No. 46R”). Using criteria established in FIN No. 46R, BGH has determined that Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP. Accordingly, as required by FIN No. 46R, Services Company has been consolidated in the financial statements of BGH.

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

Prior to the IPO, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s limited partnership units (“LP Units”) that it owns and its general partner interests in certain of the Operating Subsidiaries and (iii) the senior administrative charge.

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

The effect of this change was to reduce BGH’s net income for the three and six months ended June 30, 2007 by approximately $2.2 million and $2.8 million, respectively, of which $0.5 million and $0.9 million for the three and six months ended June 30, 2007, respectively, represents the absence of income related to the senior administrative charge in 2007 compared to 2006.  The remaining $1.7 million and $1.9 million for the three and six months ended June 30, 2007 represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2006 is derived from audited financial statements, include all adjustments necessary to present fairly BGH’s financial position as of June 30, 2007, along with the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of BGH and the notes thereto for the year ended December 31, 2006 contained in BGH’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2007.

2.  SIGNIFICANT EVENT

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP Holdings, LLC (the “Buyer”).  The Buyer is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc.  (“Lehman Brothers”). The Purchase Agreement provided for the sale by the Sellers to the Buyer of their 62.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007, the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

In connection with the closing of the transaction, William H. Shea, Jr. resigned as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity.  Forrest E. Wylie was elected as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity. Furthermore, in connection with the closing of the transaction, Michael B. Hoffman, E. Bartow Jones and Andrew W. Ward, each of whom is affiliated with Carlyle/Riverstone, resigned from their positions as directors of the general partners of BGH and Buckeye.  Daniel R. Revers and Robb E. Turner, each of whom is affiliated with ArcLight, were appointed to the Board of Directors of the general partners of BGH and Buckeye.  In addition, Frank J. Loverro and Christopher L. Collins, each of whom is affiliated with Kelso, were appointed to the Board of Directors of the general partner of BGH, and Michael B. Goldberg and Irvin K. Culpepper, Jr., each of whom also is affiliated with Kelso, were appointed to the Board of Directors of the general partner of Buckeye.

3.  CONTINGENCIES

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

Environmental Contingencies

In accordance with its accounting policy, the Partnership recorded operating expenses of $1.8 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and $4.0 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively, related to environmental contingencies unrelated to claims and proceedings.

4.  ACQUISITIONS AND EQUITY INVESTMENTS

The acquisitions discussed below were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.0 million, including a deposit of $1.0 million that was paid in 2006. The preliminary allocated fair value of the acquired assets is as follows (in thousands):

Land	$8,581
Buildings	2,593
Machinery, equipment, and office furnishings	10,862
$22,036

On February 27, 2007, Buckeye acquired a refined products terminal in Marcy, New York for approximately $2.3 million. The allocated fair value of the acquired assets is as follows (in thousands):

Land	$505
Buildings	192
Machinery, equipment, and office furnishings	1,566
$2,263

On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.  Buckeye has allocated, on a preliminary basis, the cost of the acquisition to the various tangible assets acquired which principally consist of property, plant and equipment.

In the first quarter of 2007 Buckeye invested $0.9 million in West Texas LPG Pipe Line L.P. to be used for capital expenditures.

5. DEBT AND CREDIT FACILITIES

Debt consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
BGH:
Revolving Line of Credit	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	23,971	27,184
Retirement premium	(681)	(862)
The Partnership:
4.625% Notes due July 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	115,000	145,000
Total debt	$988,290	$1,021,322
Other, including unamortized discounts and fair value hedges (1)	(847)	(873)

Subtotal long- term debt	987,443	1,020,449
Less: current maturities	(6,107)	(6,037)
Total long-term debt	$981,336	$1,014,412

(1)             The June 30, 2007 and December 31, 2006 amounts include $1.4 million and $1.5 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($2.3) million and ($2.4) million, respectively, in unamortized discounts.

The fair value of the consolidated debt was estimated to be $946.3 million and $990.0 million at June 30, 2007 and December 31, 2006, respectively. The value of the consolidated debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

BGH

On August 9, 2006, BGH entered into a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.

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

BGH’s ability to borrow amounts under the BGH Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the BGH Credit Agreement. The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from the Partnership, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At June 30, 2007, BGH’s funded debt coverage ratio was 4.27 to 1.00.

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

•                  make any material changes to the nature of BGH or its Restricted Subsidiaries’ business; or

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

In addition, the BGH Credit Agreement provides for a “change of control” event of default that is triggered if (i) MainLine Management ceases to be the sole general partner of BGH, (ii) BGH GP Holdings, LLC ceases to own and control 100% of MainLine Management, (iii) (A) Arclight, Kelso, Lehman Brothers, and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP Holdings, LLC, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP Holdings, LLC than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates.  BGH received the consent of the BGH Credit Agreement lenders in connection with the sale of Carlyle/Riverstone’s interest in BGH as described in Note 2, and entered into an amendment to the BGH Credit Agreement to reflect the change in ownership following the sale.

Services Company

Services Company’s 3.60% Senior Secured Notes (the “3.60% ESOP Notes”), due March 28, 2011, are payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, the Partnership has committed that, in the event that the value of the Partnership’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Partnership’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the Partnership’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At June 30, 2007, the value of the Partnership’s LP Units owned by Services Company exceeded the 125% requirement.

The Partnership

As noted above, the Partnership has four series of publicly issued notes payable with an aggregate principal balance of approximately $850.0 million and with interest rates ranging from 4.625% to 6.750%.  The Partnership makes quarterly interest payments on each note with the principal balances outstanding under each respective series to be paid on or before the due dates as shown above.

On November 13, 2006 the Partnership entered into a new $400 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400 million credit facility, contains a one-time expansion feature to $600 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at June 30, 2007 was 5.7%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The Partnership also had committed $1.6 million and $2.1 million of the Credit Facility to support outstanding letters of credit at June 30, 2007 and December 31, 2006, respectively.

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

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At June 30, 2007 the Partnership’s Funded Debt Ratio was 4.01 to 1.00.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP Holdings, LLC ceases to own and control 100% of MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP Holdings, LLC, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP Holdings, LLC, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.  Buckeye received the consent of the Credit Facility lenders in connection with the sale of Carlyle/Riverstone’s interest in BGH as described in Note 2, and entered into an amendment to the Credit Facility to reflect the change in ownership following the sale.

At June 30, 2007 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand in the three months ended June 30, 2007 and 2006, and $118 thousand in the six months ended June 30, 2007 and 2006.

6.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$3,513	$7,728
Insurance receivables	10,244	12,093
Ammonia receivable	6,998	6,284
Other	11,592	8,070
Total	$32,347	$34,175

7.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Taxes — other than income	$8,420	$5,858
Accrued employee benefit liability	2,340	2,340
Environmental liabilities	12,347	12,498
Interest	17,170	16,961
Retainage	1,767	940
Payable for ammonia purchase	6,627	6,072
Compensation and vacation	8,884	8,606
Other	15,770	16,499
Total	$73,325	$69,774

8.  EARNINGS PER UNIT

BGH has presented earnings per unit only for the three and six month periods ended June 30, 2007 because it was not a public company during the three and six month periods ended June 30, 2006.  The following table reconciles the weighted average number of units in computing the income per unit.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
	(In thousands)
Basic:
Average common units outstanding	27,215	27,077
Average management units outstanding	858	906

Average units for basic	28,073	27,983

Diluted:
Units used for basic calculation	28,073	27,983
Dilutive effect of additional management units	227	317

Average units for diluted	28,300	28,300

9. CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On July 26, 2007, MainLine Management declared a quarterly cash distribution of $0.25 per unit payable on August 31, 2007, to unitholders of record on August 6, 2007.  The total cash distribution to BGH unitholders will amount to approximately $7.1 million.

10. UNIT-BASED COMPENSATION

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

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first quarter of 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1 to June 30, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

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

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH.  The total 145,950,000 of A Units of MainLine were exchanged for 16,438,000 Common Units of BGH.  The 16,216,668 B Units of MainLine were exchanged for 1,362,000 Management Units of BGH.  The Management Units are exchangeable for Common Units on a one for one basis at the option of the holder.  The vesting schedule of the Management Units of BGH varied from that of MainLine’s B Units for which they were exchanged.  Seventy percent, or 953,400 Management Units, were vested immediately on the IPO date.  The remaining 30% or 408,600 of the Management Units were scheduled to vest over a three year period with 136,200 of the Units vesting on May 4, of each 2007, 2008 and 2009. As disclosed in Note 2, the sale of the majority interest in BGH constituted a change of control of BGH that triggered the immediate vesting and expense recognition of the remaining unamortized value of the Management Units. Also, coincident with the aforementioned sale, approximately 61% or 831,647 of the Management Units were exchanged for Common Units.

Under the provisions of SFAS No. 123R, BGH recognized deferred compensation for the Management Units (i) for which vesting was accelerated compared to the B Units for which they were exchanged, and (ii) that were now deemed probable of vesting compared to BGH’s previous estimates.  BGH determined that these criteria applied to 272,400 Management Units, the fair value of which was $4.6 million at August 9, 2006.

Of the total deferred compensation recognized of $4.6 million, BGH recognized approximately $3.5 million as an expense from August 9 (the IPO date) through December 31, 2006 (with an offsetting increase in partners’ capital).  BGH charged $1.0 million and $1.1 million of non-cash unit compensation expense against earnings for the Management Units in the three and six months ended June 30, 2007, respectively. There are no additional Management Units available for grant in connection with BGH’s Unit Compensation Plan.

11. RELATED PARTY TRANSACTIONS

Commencing on May 4, 2004 and ending on August 9, 2006 BGH had agreed to pay to Carlyle/Riverstone an annual management fee of $0.3 million.  General and administrative expenses include approximately $0.1 million and $0.2 million for the three and six month ended June 30, 2006 related to this management fee.

Services Company and the Partnership are considered related parties with respect to BGH.  As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and the Partnership on a consolidated basis, and all intercompany transactions have been eliminated.

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Services Company also provides a post-retirement health care and life insurance plan (the “Retiree Medical Plan”) to certain of its retirees. To be eligible for these benefits an employee must have been hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

In December 2006, BGH adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. The SFAS 158 adjustments are reclassified to non-controlling interest in BGH’s June 30, 2007 and December 31, 2006 condensed consolidated financial statements.

In December 2006, Services Company amended the Retiree Medical Plan to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008.  This change had the effect of reducing BGH’s postretirement benefit obligation at December 31, 2006 by approximately $20.4 million and reducing the Retiree Medical Plan expense for the three months and six months ended June 30, 2007 by approximately $1.0 million and $1.9 million, respectively.

For the three months ended June 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Three Months Ended June 30,
	2007	2006	2007	2006
	RIGP		Retiree Medical Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$248	$179	$100	$225
Interest cost	252	215	508	725
Expected return on plan assets	(205)	(211)	—	—
Amortization of prior service benefit	(114)	(115)	(860)	(125)
Amortization of unrecognized losses	144	111	381	273
Net periodic benefit costs	$325	$179	$129	$1,098

For the six months ended June 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Six Months Ended June 30,
	2007	2006	2007	2006
	RIGP		Retiree Medical Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$495	$461	$200	$450
Interest cost	505	500	1,016	1,450
Expected return on plan assets	(410)	(423)	—	—
Amortization of prior service benefit	(227)	(227)	(1,719)	(250)
Amortization of unrecognized losses	287	306	762	548
Net periodic benefit costs	$650	$617	$259	$2,198

A minimum funding contribution is not required for 2007.

13.  SEGMENT INFORMATION

All of Buckeye’s operations are conducted through Buckeye and its operating subsidiaries.  Based on the financial information provided to senior management, BGH has determined that Buckeye’s operations are appropriately presented in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations. BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make decisions or to allocate resources. However, BGH does have another $11.4 million of goodwill included in its Terminalling and Storage Segment. BGH’s reportable operating segments consist of the following:

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 51 terminals that have the capacity to store an aggregate of approximately 20 million barrels of refined petroleum products.  The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, and Wisconsin.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation of third-party pipelines, which are owned primarily by major oil and chemical companies and are located in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of an ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of BGH’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,427	$86,538	$186,178	$168,405
Terminalling and Storage	23,948	18,441	47,536	36,609
Other Operations	8,576	6,516	16,181	12,226
Total	$124,951	$111,495	$249,895	$217,240

Operating, general and administrative expenses:
Pipeline Operations	$50,284	$43,127	$99,058	$86,650
Terminalling and Storage	14,378	12,334	27,037	21,886
Other Operations	6,074	4,643	11,244	8,744
Total	$70,736	$60,104	$137,339	$117,280

Depreciation and amortization:
Pipeline Operations	$8,220	$8,478	$16,207	$16,089
Terminalling and Storage	1,434	1,142	2,739	2,246
Other Operations	347	398	762	787
Total	$10,001	$10,018	$19,708	$19,122

Total costs and expenses:
Pipeline Operations	$58,504	$51,605	$115,265	$102,739
Terminalling and Storage	15,812	13,476	29,776	24,132
Other Operations	6,421	5,041	12,006	9,531
Total	$80,737	$70,122	$157,047	$136,402

Operating income:
Pipeline Operations	$33,923	$34,933	$70,913	$65,666
Terminalling and Storage	8,136	4,965	17,760	12,477
Other Operations	2,155	1,475	4,175	2,695
Total	$44,214	$41,373	$92,848	$80,838

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Capital expenditures:
Pipeline Operations	$29,375	$31,332
Terminalling and Storage	6,075	9,487
Other Operations	1,516	3,124
Consolidating-level	—	85
Total	$36,966	$44,028

Acquisitions:
Pipeline Operations	$860	$79,286
Terminalling and Storage	38,460	13,504
Total	$39,320	$92,790

	June 30,	December 31,
	2007	2006
	(In thousands)

Assets*:
Pipeline Operations	$1,606,938	$1,608,243
Terminalling and Storage	366,429	318,917
Other Operations	68,883	68,310
Consolidating-level	218,910	217,115
Total	$2,261,160	$2,212,585

* All equity investments are included in the assets of Pipeline Operations.

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.   SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

15. SUBSEQUENT EVENT

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the membership interests in Lodi Gas Storage LLC (“Lodi Gas”) from an affiliate of ArcLight.  Lodi Gas owns and operates a natural gas storage cavern near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility.  The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.  Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC.  The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC.  The Partnership anticipates closing the transaction in the fourth quarter of 2007.

Effective as of July 27, 2007, Mr. Robert B. Wallace resigned his position of Senior Vice President, Finance and Chief Financial Officer, of MainLine Management and also resigned a similar position at Buckeye GP.  The board of directors of  MainLine Management elected Mr. Vance E. Powers as Acting Chief Financial Officer of MainLine Management, effective upon Mr. Wallace’s resignation.  Mr. Powers was also elected by the board of directors of Buckeye GP to serve as Acting Chief Financial Officer of Buckeye GP, effective upon Mr. Wallace’s resignation.

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

•                  the incentive distribution rights in Buckeye;

•                  the general partner interests in Buckeye (representing 243,914 general partner units (the “GP Units”), or an approximate 0.6% interest in  Buckeye);

•                  80,000 Buckeye limited partner units (the “LP Units”); and

•                  the indirect ownership of the general partner interests in certain of Buckeye’s operating subsidiaries (representing an approximate 1% interest in each of such operating subsidiaries ).

BGH’s earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate earnings and cash flows beyond its working capital requirements.

The following table summarizes BGH’s cash received in the three and six months ended June 30, 2007 and 2006 as a result of its partnership interests in Buckeye:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Incentive distributions from Buckeye	$7,338	$6,174	$14,141	$11,896
Distributions from the ownership of 243,914 of Buckeye’s GP Units	195	183	387	363
Distributions from the ownership of 80,000 of Buckeye’s LP Units	64	60	127	119
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	237	286	618	628
	$7,834	$6,703	$15,273	$13,006

Buckeye GP Holdings L.P.

BGH is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (“IPO”) of the Common Units of BGH.  The reorganization and IPO occurred on August 9, 2006.

As discussed below under Significant Event, effective June 25, 2007,  BGH’s limited partnership units are owned approximately 62% by BGH GP Holdings, LLC, approximately 1% by certain members of Buckeye GP’s senior management and approximately 37% by the public.   Prior to the IPO, BGH had no activity and MainLine owned and controlled Buckeye GP.

Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH.  Accordingly, the financial information for BGH prior to the IPO date of August 9, 2006 included in this report includes the financial information of MainLine.

In connection with the IPO, BGH and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP.  Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  On August 9, 2006, Buckeye GP also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and re-characterize the payments Buckeye GP receives under the Incentive Compensation Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.  These changes resulted in changes in the method used to allocate Buckeye’s income between Buckeye GP and Buckeye’s limited partners.

None of these changes affect the amount or timing of cash distributions or incentive distributions from Buckeye to Buckeye GP.  Buckeye’s criteria for determining the amount of cash distributions and its policies regarding the timing of such cash distributions remain unchanged.  Commencing with the fourth quarter of 2006, Buckeye ceased recording incentive compensation payable to Buckeye GP as an expense and instead recorded such payments as distributions from partners’ capital.

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

The effect of this change was to reduce BGH’s net income for the three and six months ended June 30, 2007 by approximately $2.2 million and $2.8 million, respectively, of which $0.5 million and $0.9 million for the three and six months ended June 20, 2007, respectively, represents the absence of income related to the senior administrative charge in 2007 compared to 2006.  The remaining $1.7 million and $1.9 million for the three and six months ended June 30, 2007 represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Significant Event

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP Holdings, LLC (the “Buyer”).  The Buyer is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc (“Lehman Brothers”).  The Purchase Agreement provided for the sale by the Sellers to the Buyer of their 62.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007, the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

In connection with the closing of the transaction, William H. Shea, Jr. resigned as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity.  Forrest E. Wylie was elected as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity. Furthermore, in connection with the closing of the transaction, Michael B. Hoffman, E. Bartow Jones and Andrew W. Ward, each of whom is affiliated with Carlyle/Riverstone, resigned from their positions as directors of the general partners of BGH and Buckeye.  Daniel R. Revers and Robb E. Turner, each of whom is affiliated with ArcLight, were appointed to the Board of Directors of the general partners of BGH and Buckeye.  In addition, Frank J. Loverro and Christopher L. Collins, each of whom is affiliated with Kelso, were appointed to the Board of Directors of the general partner of BGH, and Michael B. Goldberg and Irvin K. Culpepper, Jr., each of whom also is affiliated with Kelso, were appointed to the Board of Directors of the general partner of Buckeye.

Subsequent Event

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the membership interests in Lodi Gas Storage LLC (“Lodi Gas”) from an affiliate of ArcLight.  Lodi Gas owns and operates a natural gas storage cavern near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility.  The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.  Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC.  The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC.  The Partnership anticipates closing the transaction in the fourth quarter of 2007.

Effective as of July 27, 2007, Mr. Robert B. Wallace resigned his position of Senior Vice President, Finance and Chief Financial Officer, of MainLine Management and also resigned a similar position at Buckeye GP.  The board of directors of MainLine Management elected Mr. Vance E. Powers as Acting Chief Financial Officer of MainLine Management, effective upon Mr. Wallace’s resignation.  Mr. Powers was also elected by the board of directors of Buckeye GP to serve as Acting Chief Financial Officer of Buckeye GP, effective upon Mr. Wallace’s resignation.

Results of Operations

The results of operations discussed below principally reflect the activities of Buckeye. Since the accompanying condensed consolidated financial statements of BGH include the consolidated results of Buckeye, BGH’s consolidated statements are substantially similar to Buckeye’s except as noted below:

•                  Interest of non-controlling partners in Buckeye—BGH’s condensed consolidated balance sheet includes a non-controlling interest liability that reflects the proportion of Buckeye owned by its partners other than BGH. Similarly, the ownership interests in Buckeye held by its partners other than BGH are reflected in BGH’s condensed consolidated income statement as non-controlling interest expense. These non-controlling interest liabilities and expenses are not reflected in Buckeye’s condensed consolidated financial statements.

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

•                  Elimination of Intercompany Transactions—Intercompany obligations and payments between Buckeye, its consolidated subsidiaries and BGH and Services Company are reflected in Buckeye’s consolidated financial statements but are eliminated in BGH’s consolidated financial statements.

Buckeye Partners, L.P.

Buckeye’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by Buckeye. Buckeye also operates pipelines owned by third parties under contracts with major oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

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

Operating Segments

As fully described in Note 13 to the accompanying condensed consolidated financial statements, BGH has determined that its operations are appropriately presented in three operating segments, which are the same as Buckeye’s operating segments: Pipeline Operations; Terminalling and Storage; and Other Operations.

Results of Operations

Summary operating results for BGH were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue	$124,951	$111,495	$249,895	$217,240
Costs and expenses	80,737	70,122	157,047	136,402

Operating income	44,214	41,373	92,848	80,838

Other income (expenses)	(12,770)	(15,909)	(26,346)	(31,318)
Income before equity income and non-controlling interest	31,444	25,464	66,502	49,520

Equity income	2,258	1,415	4,044	2,795
Non-controlling interest expense	(29,571)	(24,892)	(60,476)	(48,089)

Net income	$4,131	$1,987	$10,070	$4,226

Revenues and operating income by operating segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,427	$86,538	$186,178	$168,405
Terminalling and Storage	23,948	18,441	47,536	36,609
Other Operations	8,576	6,516	16,181	12,226
Total	$124,951	$111,495	$249,895	$217,240

Operating income:
Pipeline Operations	$33,923	$34,933	$70,913	$65,666
Terminalling and Storage	8,136	4,965	17,760	12,477
Other Operations	2,155	1,475	4,175	2,695
Total	$44,214	$41,373	$92,848	$80,838

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$58,504	$51,605	$115,265	$102,739
Terminalling and Storage	15,812	13,476	29,776	24,132
Other Operations	6,421	5,041	12,006	9,531
Total	$80,737	$70,122	$157,047	$136,402

Depreciation and amortization:
Pipeline Operations	$8,220	$8,478	$16,207	$16,089
Terminalling and Storage	1,434	1,142	2,739	2,246
Other Operations	347	398	762	787
Total	$10,001	$10,018	$19,708	$19,122

Second Quarter of 2007 compared to Second Quarter of 2006

Total revenues for the quarter ended June 30, 2007 were $125.0 million, $13.5 million or 12.1% greater than revenue of $111.5 million for the same period in 2006. This improvement in the second quarter of 2007 was driven mainly by increased revenues in the Pipelines Operations segment as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $92.4 million in the second quarter of 2007 compared to $86.5 million in the second quarter of 2006. The revenue increase in the second quarter of 2007 of $5.9 million or 6.8% was primarily the result of:

•                  An approximate $8.1 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2006 and a market-based tariff increase of approximately 4.5% implemented on May 1, 2007.  Product volumes (as shown below) were flat in the second quarter of 2007 as compared to the second quarter of 2006;

•                  An approximate $2.9 million reduction in revenue representing primarily the settlement of overages and shortages on product deliveries;

•                  An approximate $1.7 million increase in construction management revenue due to a construction contract entered into by WesPac Pipelines—Memphis LLC (“WesPac—Memphis”) to construct a pipeline connection for a third party; and

•                  An approximate $1.0 million reduction in jet fuel revenue from lower volume on a product supply arrangement in connection with WesPac Pipelines - Reno LLC (“WesPac - Reno”).

Product deliveries for the second quarter ended June 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
Product	2007	2006
Gasoline	743,000	734,200
Distillate	291,100	281,700
Jet Fuel	363,400	359,200
LPG’s	22,300	33,800
NGL’s	19,800	21,900
Other	4,200	10,500
Total	1,443,800	1,441,300

In the second quarter of 2007, certain of the Partnership’s Operating Subsidiaries filed pipeline tariffs reflecting increased rates on average of approximately 4.5%.  Tariff rate increases were not filed in connection with certain of the Partnership’s pipelines regulated by state regulatory agencies which represent approximately 8% of the Partnership’s pipeline volumes.  These tariff rate increases are expected to generate approximately $14.7 million in additional revenue on an annual basis.

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $23.9 million in the second quarter of 2007 compared to $18.4 million in the second quarter of 2006. The revenue increase in the second quarter of 2007 of $5.5 million or 29.9% was primarily the result of:

•                  An approximate $3.2 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the second quarter of 2007 compared to the second quarter of 2006;

•                  Incremental revenue of $1.7 million in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the acquisition of six terminals in 2007 as more fully described in Note 4 to the accompanying condensed consolidated financial statements; and

•                  Incremental revenue of $0.6 million in the second quarter of 2007 compared to the second quarter of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006.

Average daily throughput for the refined products terminals for the quarters ended June 30, 2007 and 2006 were as follows:

	Average Barrels Per Day Three Months Ended June 30,
	2007	2006
Refined products throughput (bpd)	570,100	514,700

Other Operations:

Revenue from the Other Operations segment was $8.6 million in the second quarter of 2007 compared to $6.5 million in the second quarter of 2006. The revenue increase in the second quarter of 2007 of $2.1 million or 32.3% was primarily the result of:

•                  An increase of $1.3 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

•                  An increase of $0.4 million in construction management revenue caused primarily by the additional contracts noted above; and

•                  An increase of $0.4 million in incidental revenue due to the sale of miscellaneous equipment.

Operating Expenses:

Costs and expenses for the three months ended June 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$24,827	$21,186
Depreciation and amortization	10,001	10,018
Operating power	8,096	7,047
Outside service	10,654	7,643
Property and other taxes	5,262	4,093
Construction management	3,009	1,424
All other	18,888	18,711
Total	$80,737	$70,122

Payroll and payroll benefits were $24.8 million in the second quarter of 2007, an increase of $3.6 million compared to the second quarter of 2006.  Of this increase, approximately $0.2 million is related to recent acquisitions.  Increases in salaries and wages of $1.7 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in payroll due to a decrease in capitalized payroll of $0.8 million.  BGH’s payroll expense increased by $1.0 million due to an increase in non-cash unit based compensation expense as a result of the vesting of management units in connection with the sale as discussed previously.  Payroll benefits increased by $0.7 million due to higher medical costs, increases in salaries and wages and number of employees.  This increase was offset by a decrease of $1.0 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Buckeye Pipe Line Services Company’s (“Services Company”) postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $10.0 million in the second quarter of 2007, which was consistent with depreciation and amortization expense in the second quarter of 2006.

Operating power costs were $8.1 million in the three months ended June 30, 2007, an increase of $1.0 million from the same period in 2006.  Approximately, $0.9 million of this increase resulted from power rate increases and higher power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs increased $3.1 million from $7.6 million in the second quarter of 2006 to $10.7 million in the second quarter of 2007.  Of this increase, approximately $0.3 million of the increase is due maintenance on natural gas engines that were purchased in 2006 and $0.3 million is due an increase in activity on an operations and maintenance contract.  Approximately $0.5 million of this increase is due to an annual senior administrative charge that is paid by Buckeye to affiliates of its general partner for certain management functions supplied by those affiliates.  Prior to BGH’s IPO, this senior administrative charge was recognized as income by BGH.  In connection with the IPO, Buckeye pays the senior administrative charge directly to BGH’s general partner, MainLine Management, which resulted in an increase in outside service costs during the second quarter of 2007.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $5.3 million in the second quarter of 2007, an increase of $1.2 million compared to the second quarter of 2006.  Property and other taxes related to recent acquisitions was $0.1 million.  The remaining increase was caused primarily by higher real property tax assessments in several states.

Construction management costs were $3.0 million in the second quarter of 2007, an increase of $1.6 million from the second quarter of 2006.  The increase is due primarily to a construction contract entered into by WesPac—Memphis to construct a pipeline connection for a third party.

All other costs were $18.9 million in the three months ended June 30, 2007, an increase of $0.2 million compared to $18.7 million in the same period in 2006.  Insurance costs and rental expense increased by $1.6 million over the second quarter of 2006.  Other costs related to recent acquisitions were $0.4 million.  Expenses related to terminal additives increased by $0.4 million which is a result of an increase in terminal activity.  These increases were offset by a decrease of $0.9 million in costs associated with fuel purchases related to a product-supply arrangement and a decrease of $0.6 million in casualty losses.  Non-recurring professional fees in the three months ended June 30, 2006 include approximately $1.4 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006. The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$78,694	$68,442
Elimination of Buckeye deferred charge	(1,170)	(1,175)
Elimination of Buckeye senior administrative charge	—	(475)
Net effect of ESOP charges	1,189	1,018
Attributable to BGH	2,024	2,312
Total	$80,737	$70,122

Amounts attributable to BGH consist of the following:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Attributable to BGH:
Payroll and benefits	$1,525	$574
Professional fees	239	1,556
Other	260	182
Total	$2,024	$2,312

Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH.  For the three months ended June 30, 2007 BGH incurred $1.0 million of non-cash unit based compensation expense from the vesting of management units as a result of the sale of the controlling interest in BGH (as discussed previously). Non-recurring professional fees in the three months ended June 30 2006 include approximately $1.4 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expenses) for the three months ended June 30, 2007 and 2006 were as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment income	$334	$302
Interest and debt expense	(13,104)	(16,211)
Total	$(12,770)	$(15,909)

Equity income	$2,258	$1,415

Other income (expenses) was a net expense of $12.8 million in the second quarter of 2007, compared to a net expense of $15.9 million during the second quarter of 2006.  Investment income for the three months ended June 30, 2007 was consistent with investment income generated during the three months ended June 30, 2006.

Interest expense was $13.1 million in the three months ended June 30, 2007, a decrease of $3.1 million from the three months ended June 30, 2006.  The decrease is due to the absence of $2.9 million of interest expense associated with BGH’s prior term loan which was extinguished in conjunction with the IPO.

Equity income increased by $0.8 million in the second quarter of 2007 compared to the second quarter of 2006.  The increase is principally a result of an increase in equity income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Six Months of 2007 compared to Six Months of 2006

Total revenue for the six months ended June 30, 2007 was $249.9 million, $32.7 million, or 15.1%, greater than revenue of $217.2 million for the same period in 2006. This improvement was driven mainly by increased revenues in the Pipelines Operations and Terminalling and Storage segments as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $186.2 million for the six months ended June 30, 2007 compared to $168.4 million for the six months ended June 30, 2006. The net increase in the first six months of 2007 of $17.8 million or 10.6% was primarily the result of:

•                  An approximate $14.5 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2006 and a market-based tariff increase of 4.5% implemented on May 1, 2007.  Product volumes (as shown below) increased by approximately 1% in the first six months of 2007 as compared to the first six months of 2006;

•                  An approximate $3.1 million reduction in revenue representing primarily the settlement of overages and shortages on product deliveries;

•                  Incremental revenue of $2.2 million in the second quarter of 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac—Memphis, in April 2006;

•                  An approximate $2.2 million increase in construction management revenue due to a construction contract entered into by WesPac—Memphis to construct a pipeline connection for a third party;

•                  Recognition and collection of $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer;

•                  Incremental revenue of $1.2 million in the first six months of 2007 caused by six months of revenue from Buckeye NGL in 2007 as compared to five months of revenue in 2006 because Buckeye NGL was acquired by the Partnership on January 31, 2006; and

•                  An approximate $1.0 million reduction in jet fuel revenue from lower volume on a product supply arrangement in connection with WesPac - Reno.

Product deliveries for the six months ended June 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
Product	2007	2006
Gasoline	715,200	712,800
Distillate	327,900	324,200
Jet Fuel	357,900	345,900
LPG’s	21,200	23,800
NGL’s	19,900	17,800
Other	7,200	10,500
Total	1,449,300	1,435,000

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $47.5 million for the six months ended June 30, 2007 compared to $36.6 million for the six months ended June 30, 2006.  The net increase in the first six months of 2007 of $10.9 million or 29.8% was primarily the result of:

•                  An approximate $7.2 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the first six months of 2007 compared to the first six months of 2006;

•                  Incremental revenue of $2.3 million in the first six months of 2007 compared to the first six months of 2006 primarily due to the acquisition of six terminals in 2007 as more fully described in Note 4 to the accompanying condensed consolidated financial statements; and

•                  Incremental revenue of $1.4 million in the first six months of 2007 compared to the first six months of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006.

Average daily throughput for the refined products terminals for the six months ended June 30, 2007 and 2006 was as follows:

	Average Barrels Per Day Six Months Ended June 30,
	2007	2006
Refined products throughput (bpd)	553,100	484,200

Other Operations:

Revenue from the Other Operations segment was $16.2 million in the first six months of 2007 compared to $12.2 million in the first six months of 2006. The net increase in the first six months of 2007 of $4.0 million or 32.8% was primarily the result of:

•                  An increase of $2.2 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

•                  An increase of $1.1 million in construction management revenue caused primarily by the additional contracts noted above; and

•                  An increase of $0.4 million in incidental revenue due to the sale of miscellaneous equipment.

Operating Expenses:

Costs and expenses for the six month period ended June 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$47,995	$42,510
Depreciation and amortization	19,708	19,122
Operating power	15,414	14,137
Outside service	16,731	12,235
Property and other taxes	11,445	9,199
Construction management	4,704	1,986
All other	41,050	37,213
Total	$157,047	$136,402

Payroll and payroll benefits were $48.0 million for the six months ended June 30, 2007 an increase of $5.5 million compared to the same period in 2006.  Of this increase, approximately $0.4 million related to recent acquisitions.  Increases in salaries and wages of $3.3 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in payroll and payroll benefits due to a decrease in capitalized payroll of $1.2 million.  Payroll and payroll benefits increased by $0.9 million due to higher medical costs and increases in salaries and wages and number of employees. BGH’s payroll expense increased by $1.1 million due to an increase in non-cash unit based compensation expense as a result of the vesting of management units as  a result of the sale of the controlling interest in BGH (as discussed previously).  Employee stock ownership plan (“ESOP”) related costs increased by $0.6 million over the same period in 2006. These increases were partially offset by a decrease of $0.5 million as a result of a reduction of the fair value of the Partnership’s “top-up” liability under the Services Agreement, which requires the Partnership to make cash payments to Services Company in amounts sufficient for Services Company’s ESOP to make payments due under its Note Agreement.  Payroll benefit expenses also decreased by $1.9 million due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $19.7 million for the first six months ended June 30, 2007, an increase of $0.6 million from the comparable period of 2006 which is primarily due to recent acquisitions and first quarter 2007 depreciation expense related to the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac—Memphis in April 2006.

Operating power costs of $15.4 million in the first six months of 2007 were $1.3 million higher than the same period in 2006. Recent acquisitions caused $0.2 million of the increase.  Approximately, $0.9 million of this increase resulted from power rate increases and higher power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs were $16.7 million in the first six months of 2007, or $4.5 million greater than the same period in 2006. Of this increase, approximately $0.3 million of the increase is due maintenance on natural gas engines that were purchased in 2006 and $0.3 million is due to an increase in activity on an operation and maintenance contract.  Approximately, $0.3 million of the increase is related to corporate development initiatives.  Approximately $0.9 million of this increase is due to an annual senior administrative charge that is paid by Buckeye to affiliates of its general partner for certain management functions supplied by those affiliates.  Prior to BGH’s IPO,  this senior administrative charge was recognized as income by BGH.  In connection with the IPO, Buckeye pays the senior administrative charge directly to BGH’s general partner, MainLine Management, which resulted in an increase in outside service costs during the first half of 2007. The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first half of 2007.

Property and other taxes increased by $2.2 million from $9.2 million in the first six months of 2007 to $11.4 million for the same period in 2006. Of this increase, $0.3 million related to recent acquisitions.  In the first six months of 2007, the Partnership expensed $0.6 million of excise taxes which related to activity at the Partnership’s terminals.  The remainder of the increase is due to higher real property assessments over the same period in 2006.

Construction management costs were $4.7 million in the first six months of 2007, which is an increase of $2.7 million from the same period in 2006. The increase is primarily due to a construction contract entered into by WesPac - Memphis to construct a pipeline connection for a third party.

All other costs were $41.0 million, an increase of $3.8 million in the first six months of 2007 compared to the first six months of 2006. The increase reflects $0.7 million of costs associated with fuel purchases by WesPac—Reno related to a product-supply arrangement.  Other costs related to recent acquisitions were $1.0 million.  Insurance costs increased by $1.6 million over the comparable period of 2006.  Rental expense increased over the first six months of 2006 by $0.8 million.  Expenses related to terminal additives increased by $0.8 million which is a result of an increase in terminal activity.  These increases were offset by a decrease in casualty losses of $0.5 million.  Non-recurring professional fees in the six months ended June 30, 2006 include approximately $2.2 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006.  The remainder of the increases related to various other pipeline operating costs resulting from Buckeye’s expanded operations.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$153,365	$133,695
Elimination of Buckeye deferred charge	(2,344)	(2,349)
Elimination of Buckeye senior administrative charge	—	(950)
Net effect of ESOP charges	2,795	2,046
Attributable to BGH	3,231	3,960
Total	$157,047	$136,402

Amounts attributable to BGH consist of the following:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Attributable to BGH:
Payroll and benefits	$2,151	$996
Professional fees	437	2,642
Other	643	322
Total	$3,231	$3,960

Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. For the six months ended June 30, 2007 BGH incurred $1.1 million of non-cash unit based compensation expense from the vesting of management units as result of the sale of the controlling interest in BGH (as discussed previously).  Non-recurring professional fees in the six months ended June 30, 2006 include approximately $2.2 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the six month periods ended June 30, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment income	$634	$622
Interest and debt expense	(26,980)	(31,940)
Total	$(26,346)	$(31,318)

Equity income	$4,044	$2,795

Other income (expense) was a net expense of $26.3 million during the six months ended June 30, 2007, compared to a net expense of $31.3 million during the same period in 2006.  Investment income for the six months ended June 30, 2007 was consistent with investment income generated during the six months ended June 30, 2006.

Interest expense was $27.0 million in the six months ended June 30, 2007, a decrease of $5.0 million.  The decrease is due to the absence of $5.7 million of interest expense associated with BGH’s prior term loan which was extinguished in conjunction with the IPO, partially offset by an increase of $0.9 million at Buckeye, which was principally due to higher average balances outstanding under, and higher interest rates on, Buckeye’s 5-year revolving credit facility.

Equity income increased by $1.2 million from the six months ended June 30, 2006 to $4.0 million for the six months ended June 30, 2007.  The increase is a result of equity income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

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

BGH’s principal use of cash is the payment of its operating expenses and distributions to its unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  In 2007 BGH paid cash distributions of $0.225 per unit on February 28, 2007 and $0.24 per unit per unit on May 31rst. Total cash distributed to BGH unitholders in the first six months of 2007 was approximately $13.2 million. On July 26, 2007 MainLine Management declared a distribution of $0.25 per unit to be paid on August 31, 2007 to unitholders of record as of August 6, 2007. This distribution is expected to be approximately $7.1 million dollars.

Debt

BGH

On August 9, 2006, BGH entered into a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”).  See Note 5 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.  During the six months ended June 30, 2007, BGH borrowed and repaid $0.6 million under the BGH Credit Agreement.

In addition, the BGH Credit Agreement provides for a “change of control” event of default that is triggered if (i) MainLine Management ceases to be the sole general partner of BGH, (ii) BGH GP Holdings, LLC ceases to own and control 100% of MainLine Management, (iii) (A) Arclight, Kelso, Lehman Brothers, and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP Holdings, LLC, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP Holdings, LLC, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates.  BGH received the consent of the BGH Credit Agreement lenders in connection with the sale of Carlyle/Riverstone’s interest in BGH as described in Note 2, and entered into an amendment to the BGH Credit Agreement to reflect the change in ownership following the sale.

Services Company

Services Company had total debt outstanding of $23.3 million and $26.3 million at June 30, 2007 and December 31, 2006 respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. See Note 5 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye

At June 30, 2007, Buckeye had $965.0 million in aggregate outstanding long-term debt, consisting of $125.0 million of the 5.125% Notes due 2017, $275.0 million of the 5.300% Notes due 2014, $300.0 million of the 4 5/8% Notes due 2013, $150.0 million of the 6 ¾% Notes due 2033 and $115.0 million outstanding under a credit facility.

On November 13, 2006 Buckeye entered into a new $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks.  See Note 5 to BGH’s condensed consolidated financial statements for a description of the terms of the Credit Facility.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP Holdings, LLC ceases to own and control 100% of the sole general partner of BGH, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP Holdings, LLC, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP Holdings, LLC, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be MainLine Management.  Buckeye received the consent of the Credit Facility lenders in connection with the sale of Carlyle/Riverstone’s interest in BGH as described in Note 2, and entered into an amendment to the Credit Facility to reflect the change in ownership following the sale.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2007 and 2006 were as follows:

	Cash Flow from Operations
	2007	2006
	(In thousands)
Net income	$10,070	$4,226
Value of ESOP shares released	2,355	2,073
Depreciation and amortization	19,708	19,122
Non-controlling interest	60,476	48,089
Changes in current assets and current liabilities	9,286	(5,651)
Changes in other assets and liabilities	845	2,251
Other	971	636
Total	$103,711	$70,746

Cash flows from operations were $103.7 million for the first six months of 2007 compared to $70.7 million for the first six months of 2006, an increase of $33.0 million. The primary driver of this increase is the improvement in Buckeye’s net income for the period of in 2007 compared to 2006, as well as favorable fluctuations in working capital. Depreciation and amortization was $19.7 million for the first six months of 2007 compared to $19.1 million during the same period in 2006. The increase resulted principally from depreciation and amortization related to ongoing capital additions.  Cash provided by working capital was $9.3 million in the first six months of 2007 as compared to cash used for working capital of $5.7 million in the first six months of 2006.

In the first six months of 2007, cash provided by working capital resulted primarily from reductions in both trade receivables of 8.4 million and prepaid and other current assets of $1.8 million and an increase in accrued and other current liabilities of $3.4 million that was offset primarily by reductions in accounts payable of $4.8 million.  The reduction in trade receivables is due to improvement in timing collections.  The reduction in prepaid and other current assets is a result of a decrease in insurance receivables partially offset by an increase in excise tax receivables.  The increase in accrued and other current liabilities is due to timing of property tax payments.  The decrease in accounts payable resulted from timing of invoice payments at year end of 2006.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 are as follows:

	Investing Activities
	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Capital expenditures	$(36,966)	$(44,028)
Acquisitions and equity investments	(39,320)	(92,790)
Other	(167)	(751)
Total	$(76,453)	$(137,569)

In the six months ended June 30, 2007, Buckeye expended $38.4 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipe Line L.P. See Note 4 to BGH’s condensed consolidated financial statements for a further discussion.

In the six months ended June 30, 2006, Buckeye expended $92.8 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1.0 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Sustaining capital expenditures	$(15,794)	$(11,325)
Expansion and cost reduction	(21,172)	(32,703)
Total	$(36,966)	$(44,028)

Buckeye incurred $15.8 million and $11.3 million of sustaining capital expenditures and $21.2 million and $32.7 million of expansion and cost reduction expenditures in the first six months of 2007 and 2006, respectively. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements by WesPac—Memphis. Expansion and cost reduction projects in 2006 include the completion of the base operations of WesPac—Memphis, the capacity expansion project in Illinois, and the addition of pipelines, tankage, and equipment to meet handling requirements for ultra-low sulfur diesel.

BGH estimates sustaining capital expenditures, all of which are attributable to Buckeye, will be approximately $32.0 million for all of 2007.

Cash Flows from Financing Activities

During the first six months of 2007, BGH borrowed and repaid $1.3 million under the BGH Credit Agreement.  BGH’s distributions to its unitholders totaled $13.2 million in the first six months of 2007.

On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit.  On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit.  Total proceeds from the offering, including the overallotment option and after underwriter’s discount of $0.75 per LP and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under the Partnership’s Credit Facility.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses were approximately $64.1 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first six months of 2007 and 2006, the Partnership borrowed $85.0 million and $127.0 million under its Credit Facility, respectively, and repaid $115.0 million and $65.0 million, respectively   Payments on the 3.60% ESOP Notes were $3.2 million for the six months ended June 30, 2007.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $61.3 million in the first six months of 2007 compared to $54.8 million in the first six months of 2006.  The increase in distributions resulted from additional LP Units outstanding as a result of the Partnership’s issuance of 1.7 million LP Units in March 2007 and the issuance of 1.5 million LP Units in March 2006 as well as an increase in the cash distribution rate to $0.80 per LP unit in the second quarter of 2007 compared to $0.75 per LP unit in the second quarter of 2006.

OTHER MATTERS

Accounting Pronouncements

See Note 14 to BGH’s condensed consolidated financial statements for a description of certain accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes forward-looking statements. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for petroleum products in the United States in general and in Buckeye’s service areas in particular (which may be affected by economic activity, weather, alternative energy sources, conservation and technological advances); (5) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission or applicable state regulation of  Buckeye’s tariff rates; (6) liability for environmental claims; (7) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by acts of war or terrorism; (8) construction costs, unanticipated capital expenditures and operating expenses to expend, repair or replace Buckeye’s assets; (9) availability and cost of insurance on Buckeye’s assets and operations; (10) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (11) expansion in the operations of Buckeye’s competitors; (12) Buckeye’s ability to integrate any acquired operations into its existing operations; (13) shut-downs or cutbacks at major refineries that use Buckeye’s services; (14) deterioration in Buckeye’s labor relations; (15) changes in real property tax assessments; (16) disruptions to the air travel system; (17) interest rate fluctuations and other capital market conditions; (18) BGH’s future results of operations; (19) BGH’s liquidity and ability to finance its activities; (20) market conditions in Buckeye’s industry; (21) conflicts of interest between Buckeye, its general partner and BGH; (22) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (23) the impact of governmental legislation and regulation on BGH and Buckeye.

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

Market Risk—Other than Trading Instruments

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have material commodity or foreign exchange risk. Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.30% Notes, the 4.625% Notes and the 6.750% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility). Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

At June 30, 2007, Buckeye had total fixed-rate debt obligations having a face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes. At June 30, 2007, Services Company had fixed debt obligations of approximately $24.0 million of its 3.60% ESOP Notes. The aggregate fair value of these fixed obligations at June 30, 2007 was approximately $831.0 million.  A 1% decrease in rates for obligations of similar maturities would have increased the aggregate fair value of these obligations by $59.4 million at June 30, 2007.  Buckeye’s variable debt obligation under the Credit Facility was $115 million at June 30, 2007. Based on the balances outstanding at June 30, 2007, a 1% increase or decrease in interest rates would increase or decrease consolidated annual interest expense by $1.1 million.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133—“Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended June 30, 2007 and 2006, respectively, and $118 thousand for the six months ended June 30, 2007 and 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to further administrative review within the IRS and the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment was recorded as an expense in the consolidated financial statements of BGH in the fourth quarter of 2006.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of BGH’s 2006 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factor:

Buckeye’s pending acquisition of the Lodi natural gas storage facilities may not be consummated. If consummated, Buckeye may not realize the expected benefits from the transaction.

The purchase and sale agreement for the Lodi natural gas storage facilities contains conditions that, if not satisfied or waived, could result in the acquisition not occurring. Among other customary closing conditions, consummation of the acquisition is conditioned on the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of the California Public Utilities Commission for the change in control of the Lodi facilities. Additionally, the purchase and sale agreement provides both parties with the right to terminate the agreement prior to consummation under certain limited circumstances, including the right for Buckeye to terminate the agreement if any event occurs that would have a material adverse effect on the assets, business, properties, financial condition or results of operations of Lodi.

If Buckeye does not consummate the acquisition of Lodi, Buckeye will not realize any of the anticipated benefits of owning and operating the assets. If Buckeye does consummate the Lodi acquisition, Buckeye’s estimates regarding earnings, operating cash flow and capital expenditures resulting from the transaction may prove to be incorrect. Additionally, Buckeye may encounter difficulties in the assimilation of a new business, and Buckeye may experience unanticipated inefficiencies or costs.  The facilities may also be subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases and other events beyond Buckeye’s control, for which Buckeye may not be adequately insured.  Furthermore, a decline or interruption in natural gas transportation on Pacific Gas and Electric’s intrastate gas pipelines on which the Lodi facilities rely could have a material adverse effect on Buckeye’s utilized capacity.  As a result of any of the foregoing factors, our revenues and, therefore, our ability to pay cash distributions on our units, could be adversely affected.

Item 6.  Exhibits

(a)     Exhibits

10.1 First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto.

10.2 First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto.

10.3 Amended and Restated Employment and Severance Agreement, dated as of June 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 27, 2007).

10.4 Amended and Restated Severance Agreement, dated as of June 25, 2007, by and among Robert B. Wallace, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 27, 2007).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCKEYE GP HOLDINGS L.P.
(Registrant)

By: MainLine Management LLC
as General Partner

Date: July 30, 2007	By:	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and
Financial Officer)