Form 10-Q
period 2007-09-30
Buckeye GP Holdings L.P.
filed 2007-10-30
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32963

BUCKEYE GP HOLDINGS L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3776228
(State or other jurisdiction of	(IRS EmployerIdentification No.)
incorporation or organization)

Five TEK Park	18031
9999 Hamilton Blvd.	(Zip Code)
Breinigsville, Pennsylvania
(Address of principal executive offices)

Registrant’s telephone number, including area code:    610-904-4000

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
Yes ☐    No ☒

            As of October 26, 2007, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$125,653	$116,519	$375,548	$333,759
Costs and expenses:
Operating expenses	61,883	55,451	185,791	160,282
Depreciation and amortization	10,411	10,323	30,119	29,445
General and administrative	7,137	10,409	20,568	22,858
Total costs and expenses	79,431	76,183	236,478	212,585

Operating income	46,222	40,336	139,070	121,174

Other income (expense):
Investment income	426	317	1,060	939
Interest and debt expense	(12,711)	(14,940)	(39,691)	(46,880)

Total other income (expenses)	(12,285)	(14,623)	(38,631)	(45,941)

Income before equity income and non-controlling interest expense	33,937	25,713	100,439	75,233

Equity income	2,222	1,803	6,266	4,598
Non-controlling interest expense	(31,081)	(26,012)	(91,557)	(74,101)

Net income	$5,078	1,504	$15,148	5,730
Less: Net income prior to initial public offering offering on August 9, 2006		1,909		6,135

Net (loss) subsequent to initial public offering on offering on August 9, 2006
		$(405)		$(405)
Net income (loss) per partnership unit:
Basic	$0.18	$(0.01)	$0.54	$(0.01)
Diluted	$0.18	$(0.01)	$0.54	$(0.01)

Weighted average number of units outstanding:
Basic	28,300	27,891	28,089	27,891
Diluted	28,300	27,891	28,300	27,891

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$34,377	$20,220
Trade receivables	45,802	51,030
Construction and pipeline relocation receivables	10,358	12,189
Inventories	13,878	14,286
Prepaid and other current assets	31,001	34,175
Total current assets	135,416	131,900

Property, plant and equipment, net	1,800,092	1,738,199

Goodwill	234,603	234,603
Other non-current assets	108,975	107,883
Total assets	$2,279,086	$2,212,585

Liabilities and partners’ capital:
Current liabilities:
Current portion of long-term debt	$6,198	$6,037
Accounts payable	15,456	26,650
Accrued and other current liabilities	70,701	69,774
Total current liabilities	92,355	102,461

Long-term debt	895,353	1,014,412
Other non-current liabilities	80,249	82,570
Non-controlling interest	973,588	772,525
Total liabilities	2,041,545	1,971,968

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner- Common Units	7	7
Limited Partners- Common Units	232,354	232,202
Management Units	3,156	6,926
Equity gains on issuance of
Buckeye Partners, L.P. limited partnership units	2,024	1,482
Total partners’ capital	237,541	240,617
Total liabilities and partners’ capital	$2,279,086	$2,212,585

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
Cash flows from operating activities:	2007	2006
Net income	$15,148	$5,730
Adjustments to reconcile net income to net cash provided by operating activity:
Non-cash charge for Management Unit expense	1,468	3,326
Value of ESOP shares released	3,436	3,047
Depreciation and amortization	30,119	29,445
Non-controlling interest	91,557	74,101
Equity earnings from equity investments of Buckeye Partners, L.P.	(6,266)	(4,598)
Distributions from equity investments of Buckeye Partners, L.P.	5,717	4,460
Amortization of debt discount	38	38
Amortization of option grants	303	294
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	5,228	(1,826)
Construction and pipeline relocation receivables	1,831	(1,225)
Inventories	408	(317)
Prepaid and other current assets	3,174	(11,323)
Accounts payables	(11,194)	(1,540)
Accrued and other current liabilities	(1,557)	10,291
Other non-current assets	1,625	1,857
Other non-current liabilities	(5,216)	1,864
Total adjustments from operating activities	120,671	107,894
Net cash provided by operating activities	135,819	113,624

Cash flows from investing activities:
Capital expenditures	(51,712)	(62,324)
Acquisitions and equity investments	(40,447)	(93,330)
Net (expenditures for) proceeds from disposal of property, plant and equipment	(352)	130
Deposit to restricted proceeds from cash	—	5,117
Net cash (used in) investing activities	(92,511)	(150,407)

Cash flows from financing activities:
Debt issuance costs	(178)	—
Net proceeds from issuance of Limited Partner-Common units	—	168,509
Net proceeds from issuance of Buckeye Partners, L.P. limited partnership units	201,895	64,092
Proceeds from exercise of Buckeye Partner, L.P. units options	2,124	559
Distributions to non-controlling partners of Buckeye Partners, L.P.	(93,823)	(83,634)
Proceeds from issuance of long-term debt	137,500	147,000
Payment of long-term debt	(256,435)	(242,737)
Distributions to Limited Partners	(20,234)	(14,335)
Net cash (used in) provided by financing activities	(29,151)	39,454

Net increase in cash and cash equivalents	14,157	2,671
Cash and cash equivalents —Beginning of year	20,220	28,984
Cash and cash equivalents—End of period	$34,377	$31,655
Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$43,159	$49,818
Capitalized interest	$1,159	$1,271
Cash paid during the period for income tax	$920	$12
Fair value hedge accounting	$(2,261)	$(176)

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

	General Partner Common Units	Limited Partners Common Units	Management Units	Equity Gains on Issuance of Buckeye LP Units	Total
Partners’ capital- January 1, 2007	$7	$232,202	$6,926	$1,482	$240,617
Net income	—	15,148	—	—	15,148
Comprehensive income	—	15,148	—	—	15,148
Distributions	—	(20,234)	—	—	(20,234)
Recognition of value of Management Units	—	—	1,179	—	1,179
Conversion of Management Units	—	4,949	(4,949)	—	—
Contribution from unit based compensation charges	—	289	—	—	289
Equity gains on issuance Buckeye Partners, L.P limited partnership units	—	—	—	542	542

Partners’ capital- September 30, 2007	$7	$232,354	$3,156	$2,024	$237,541

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE symbol: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (the “Partnership” or “Buckeye”).  Buckeye is also a publicly traded (NYSE symbol: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware.  As discussed below in Note 2, effective June 25, 2007, BGH’s limited partnership units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of Buckeye GP’s senior management and approximately 37% by the public.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH GP.

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of the Partnership and its subsidiaries.  At September 30, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership. Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (“MainLine” or the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of, and owns an approximate 1% interest in, certain of the Partnership’s operating subsidiaries.

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

In connection with the closing of the IPO, on August 9, 2006 BGH and Buckeye GP restructured the ownership of Buckeye GP.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP.  Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  Also on August 9, 2006, Buckeye GP entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Limited Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments that Buckeye GP receives under the Incentive Compensation Agreement and the Limited Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.

Commencing in the fourth quarter of 2006, these amendments resulted in changes in the method used to allocate the Partnership’s income between Buckeye GP and the Partnership’s limited partners.

All of the employees who provide services to BGH, the Partnership and the Partnership’s subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for

Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP, which principally correspond to BGH’s named executive officers.   The Partnership is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.1% of the publicly traded limited partner units of the Partnership at September 30, 2007.

At September 30, 2007, BGH had no operating assets other than its general partner ownership interest in Buckeye and Buckeye’s operating subsidiaries.  Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 16 states, and operates an approximate 2,700 miles of pipeline, serving two states, under agreements with major oil and chemical companies. The Partnership also owns and operates 51 refined petroleum products terminals with aggregate storage capacity of approximately 20 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

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

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage, and Other Operations.  See Note 13 for a more detailed discussion.  BGH also has certain consolidating level assets, which consist principally of goodwill associated with the purchase of Buckeye’s general partnership interest.

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

BGH has determined that Services Company is a variable interest entity under the provisions of FASB Interpretation No. 46R — Consolidation of Variable Interest Entities (“FIN No. 46R”). Using criteria established in FIN No. 46R, BGH has determined that Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP. Accordingly, as required by FIN No. 46R, Services Company has been consolidated in the financial statements of BGH.

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

The effect of this change was to reduce BGH’s net income for the three and nine months ended September 30, 2007 by approximately $1.8 million and $4.7 million, respectively, of which $0.2 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, represents the absence of income related to the senior administrative charge in 2007 compared to 2006.  The remaining $1.6 million and $3.6 million for the three and nine months ended September 30, 2007 represents the difference between income recognition for incentive compensation under BGH’s new characterization of incentive distributions compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2006, which is derived from audited financial statements, include all adjustments necessary to present fairly BGH’s financial position as of September 30, 2007, along with the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

2. SIGNIFICANT EVENTS

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP.  BGH GP is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”).  The Purchase Agreement provided for the sale by the Sellers to BGH GP of their 61.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007, the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

Effective as of October 25, 2007, the Board of Directors of MainLine Management elected Mr. Stephen C. Muther as President of MainLine Management, in place of Mr. Forrest E. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of MainLine Management.  Mr. Muther was also elected by the Board of Directors of Buckeye GP to serve as President of Buckeye GP, in place of  Mr. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of Buckeye GP.

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

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January

2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment.  The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.  In September 2007, the Partnership and the IRS entered into a formal agreement settling and resolving the penalty assessment and, pursuant to that agreement, the Partnership paid the IRS approximately $0.6 million.

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

Environmental Contingencies

In accordance with its accounting policy, the Partnership recorded operating expenses of $2.2 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively, and $6.2 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively, related to environmental contingencies unrelated to claims and proceedings.

4.  ACQUISITIONS AND EQUITY INVESTMENTS

The acquisitions discussed below were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006. The fair value allocation of the acquired assets is as follows (in thousands):

Land	$8,663
Buildings	3,481
Machinery, equipment, and office furnishings	10,024
$22,168

On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million. The fair value allocation of the acquired assets is as follows (in thousands):

Land	$505
Buildings	192
Machinery, equipment, and office furnishings	1,566
$2,263

On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.  On a preliminary basis, Buckeye has allocated the cost of the acquisition to the various tangible assets acquired which principally consist of property, plant and equipment.

In the first quarter of 2007, Buckeye invested $0.9 million in West Texas LPG Pipe Line Limited Partnership to be used for capital expenditures.  In the third quarter of 2007, Buckeye invested approximately $0.8 million in connection with the pending acquisition of the membership interests in Lodi Gas Storage, L.L.C. (“Lodi Gas” and such acquisition being the “Lodi Acquisition”) (see Note 15).

5. DEBT AND CREDIT FACILITIES

Debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
BGH:
Revolving Line of Credit	$600	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	22,383	27,184
Retirement premium	(596)	(862)
The Partnership:
4.625% Notes due July 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	30,000	145,000
Total debt	$902,387	$1,021,322
Other, including unamortized discounts and fair value hedges (1)	(836)	(873)

Subtotal long- term debt	901,551	1,020,449
Less: current maturities	(6,198)	(6,037)

Total long-term debt	$895,353	$1,014,412

(1) The September 30, 2007 and December 31, 2006 amounts include $1.4 million and $1.5 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($2.2) million and ($2.4) million, respectively, in unamortized discounts.

The fair value of the consolidated debt was estimated to be $876.0 million and $990.0 million at September 30, 2007 and December 31, 2006, respectively. The value of the consolidated debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

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

The weighted average interest rate on amounts outstanding under the BGH Credit Agreement at September 30, 2007 was 5.9%.

BGH’s ability to borrow amounts under the BGH Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the BGH Credit Agreement. The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from the Partnership, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries. The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At September 30, 2007, BGH’s funded debt coverage ratio was 3.78 to 1.00.

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

In addition, the BGH Credit Agreement provides for a “change of control” event of default that is triggered if (i) MainLine Management ceases to be the sole general partner of BGH, (ii) BGH GP ceases to own and control 100% of MainLine Management, (iii) (A) Arclight, Kelso, Lehman Brothers, and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates.

Services Company

Services Company’s 3.60% Senior Secured Notes (the “3.60% ESOP Notes”), due March 28, 2011, are payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, the Partnership has committed that, in the event that the value of the Partnership’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Partnership’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the Partnership’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At September 30, 2007, the value of the Partnership’s LP Units owned by Services Company exceeded the 125% requirement.

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

On November 13, 2006, the Partnership entered into a $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of lenders. On August 24, 2007, the Partnership and the lenders amended the Credit Facility. The most significant amendments to the Credit Facility were as follows:

•                  The principal amount of the facility was increased from $400.0 million to $600.0 million, and an expansion feature was added to enable the Partnership to, subject to certain conditions and upon the further approval of each lender, increase the Credit Facility to $800.0 million;

•                  The termination date of the Credit Facility was extended to August 24, 2012, which date may be extended by the Partnership for two additional one year periods, subject to certain conditions and the approval of certain lenders as set forth in the Credit Facility;

•                  The funded debt ratio covenant was increased to 5.0 to 1.0 (as more fully described below);

•                  The requirement of a guarantee by Laurel of outstanding indebtedness under the Credit Facility was eliminated;

•                  Certain subsidiaries designated by the Partnership as restricted subsidiaries were no longer required to guarantee the indebtedness outstanding under the Credit Facility; and

•                  In connection with the anticipated closing of the Lodi Acquisition (see Note 15), certain secured indebtedness incurred by Lodi Gas and its subsidiaries will be permitted to remain outstanding for 15 business days following the closing of the Lodi Acquisition.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The Partnership also had committed $1.6 million and $2.1 million of the Credit Facility to support outstanding letters of credit at September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on amounts outstanding under the Credit Facility at September 30, 2007 was 5.4%.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA,” which is defined in the Credit Facility for periods prior to the fourth quarter of 2006 as consolidated net income before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as consolidated net income before interest, taxes, depreciation, depletion and amortization.

The Partnership’s Funded Debt Ratio equals the ratio of total consolidated funded debt of the Partnership and certain of its subsidiaries to consolidated EBITDA measured for the preceding twelve months. As of the last day of any fiscal quarter, the Funded Debt Ratio may not exceed 5.00 to 1.00, subject to a provision for increases to 5.50 to 1.00 in connection with certain future acquisitions. At September 30, 2007, the Partnership’s Funded Debt Ratio was 3.62 to 1.00.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP ceases to own and control 100% of MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.

At September 30, 2007, the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million. In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Accordingly, interest expense was reduced by $59 thousand in the three months ended September 30, 2007 and 2006, and $176 thousand in the nine months ended September 30, 2007 and 2006.

In August 2007, the Partnership entered into a forward-starting interest rate swap agreement with a financial institution for a $75.0 million notional amount in order to hedge the variability of future interest rates associated with a portion of an anticipated issuance of debt to finance a portion of the Lodi Acquisition (see Note 15). The debt is expected to be issued on or before March 31, 2008. Under the interest rate swap agreement, the Partnership will receive a payment if the interest rate on the notional amount exceeds 5.594% and will make a payment if the interest rate on the notional amount is below 5.594%. At September 30, 2007, the Partnership determined the interest rate swap agreement to be an effective cash flow hedge and recorded the change in the fair value of the agreement of $2.1 million. Similarly, on October 23, 2007, the Partnership entered into another forward-starting interest rate swap agreement with the same financial institution for a notional amount of $50.0 million and an interest rate of 5.115%. Other than the notional amount and the interest rate, the more recent agreement has the same terms as the agreement executed in August 2007. The transaction executed on October 23, 2007 had no impact on the enclosed financial statements.

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$2,147	$7,728
Insurance receivables	9,528	12,093
Ammonia receivable	6,698	6,284
Other	12,628	8,070
Total	$31,001	$34,175

7. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Taxes - other than income	$8,368	$5,858
Accrued employee benefit liability	2,340	2,340
Environmental liabilities	11,565	12,498
Interest	12,539	16,961
Retainage	1,865	940
Payable for ammonia purchase	9,351	6,072
Compensation and vacation	10,042	8,606
Other	14,631	16,499
Total	$70,701	$69,774

8. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations:

	Three Months	Nine Months	August 9, 2006
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2007	2007	2006
	(In thousands)
Basic:
Average common units oustanding	27,770	27,308	26,938
Average management units oustanding	530	781	953

Average units for basic	28,300	28,089	27,891

Diluted:
Units used for basic calculation	28,300	28,089	27,891
**Dilutive effect of additional management units	—	211	—

Average units for diluted	28,300	28,300	27,891

** For the period ended September 30, 2006, 409,000 of non-vested management units were excluded from the per unit loss calculation because their effect would have been anti-dilutive.

9. CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On October 25, 2007, MainLine Management declared a quarterly cash distribution of $0.265 per unit payable on November 30, 2007, to unitholders of record on November 5, 2007. The total cash distribution to BGH unitholders will amount to approximately $7.5 million.

10. UNIT-BASED COMPENSATION

BGH GP Compensation Plan

BGH GP maintains an equity incentive plan for certain members of senior management of BGH GP and BGH. This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH). BGH determined that, under the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”),  BGH is required to reflect, as a compensation charge and corresponding contribution to common unitholders’ equity, the fair value of this compensation measured under the provisions of SFAS No. 123R. BGH GP determined the estimated fair value of such compensation at the respective grant dates was $0.3 million, and has recorded such amount as compensation expense and a capital contribution in the third quarter of 2007. BGH is not a party to this plan and has no liabilities with respect to it.

Unit Option and Distribution Equivalent Plan

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

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of SFAS No. 123R, using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first quarter of 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1 to June 30, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Partnership recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the condensed consolidated statements of income for the nine months ended September 30, 2007 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

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

Of the total deferred compensation for the Management Units of $4.6 million, BGH expensed approximately $3.5 million in the period from August 9 (the IPO date) through December 31, 2006 (with an offsetting increase in partners’ capital). The balance of $1.1 million was expensed in the second quarter of 2007. There are no additional Management Units available for grant in connection with BGH’s Unit Compensation Plan.

11. RELATED PARTY TRANSACTIONS

Lehman Brothers and its affiliates have provided, directly or indirectly, investment and commercial banking or financial advisory services to the Partnership, for which they received customary fees and commissions. An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by the Partnership of amounts outstanding under the Credit Facility. Also, an affiliate of Lehman Brothers owns an interest in BGH GP, which indirectly controls the Partnership through an ownership interest in Buckeye GP. Finally, Lehman Brothers is acting as the Partnership’s exclusive financial advisor in connection with the Lodi Acquisition (see Note 15).

Services Company and the Partnership are considered related parties with respect to BGH. As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and the Partnership on a consolidated basis, and all intercompany transactions have been eliminated.

12.           PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company sponsors a retirement income guarantee plan (a defined benefit plan) (“RIGP”) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

Services Company also provides a post-retirement health care and life insurance plan (the “Retiree Medical Plan”) to certain of its retirees. To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

In December 2006, BGH adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. The SFAS 158 adjustments are reclassified to non-controlling interest in BGH’s September 30, 2007 and December 31, 2006 condensed consolidated financial statements.

In December 2006, Services Company amended the Retiree Medical Plan to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008. This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million and reducing the Retiree Medical Plan expense for the three months and nine months ended September 30, 2007 by approximately $0.9 million and $2.8 million, respectively.

For the three months ended September 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Three Months Ended September 30,
	2007	2006	2007	2006
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$111	$231	$302	$193
Interest cost	345	250	505	709
Expected return on plan assets	(238)	(211)	—	—
Amortization of prior service benefit	(113)	(113)	(859)	(208)
Amortization of unrecognized losses	112	152	309	469
Net periodic benefit costs	$217	$309	$257	$1,163

For the nine months ended September 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Nine Months Ended September 30,
	2007	2006	2007	2006
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$606	$692	$501	$643
Interest cost	850	750	1,521	2,159
Expected return on plan assets	(648)	(634)	—	—
Amortization of prior service benefit	(340)	(340)	(2,578)	(458)
Amortization of unrecognized losses	399	458	1,072	1,019
Net periodic benefit costs	$867	$926	$516	$3,363

In August 2007, the Partnership made a voluntary contribution of $1.8 million to the RIGP, even though a minimum funding contribution is not required to be made during 2007.

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

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee. This segment owns and operates approximately 5,400 miles of pipeline systems in California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,067	$91,188	$278,244	$259,592
Terminalling and Storage	24,843	18,661	72,379	55,271
Other Operations	8,743	6,670	24,925	18,896
Total	$125,653	$116,519	$375,548	$333,759

Operating income:
Pipeline Operations	$34,451	$35,440	$105,364	$101,106
Terminalling and Storage	9,513	3,325	27,273	15,803
Other Operations	2,258	1,571	6,433	4,265
Total	$46,222	$40,336	$139,070	$121,174

Depreciation and amortization:
Pipeline Operations	$9,412	$8,365	$25,619	$24,454
Terminalling and Storage	824	1,528	3,563	3,774
Other Operations	175	430	937	1,217
Total	$10,411	$10,323	$30,119	$29,445

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Capital expenditures:
Pipeline Operations	$36,933	$48,425
Terminalling and Storage	12,053	11,038
Other Operations	2,726	2,755
Consolidating- level	—	106
Total	$51,712	$62,324

Acquisitions:
Pipeline Operations	$860	$79,826
Terminalling and Storage	39,587	13,504
Total	$40,447	$93,330

	September 30,	December 31,
	2007	2006
	(In thousands)
Assets*:
Pipeline Operations	$1,616,206	$1,608,243
Terminalling and Storage	371,508	318,917
Other Operations	71,302	68,310
Consolidating- level	220,070	217,115
Total	$2,279,086	$2,212,585

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007. BGH does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

In September 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a tentative conclusion on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“Issue No. 07-4”). This tentative conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128 – “Earnings per Share.”

The tentative conclusion reached by the EITF in Issue No. 07-4 is that when current period earnings are in excess of cash distributions, the undistributed earnings should be allocated to the holders of the general partner interest and the holders of IDRs on one hand, and the holders of the limited partner interest on the other hand, as if the undistributed earnings were available in cash. Conversely, when cash distributions are in excess of earnings, net income allocable to the holders of the limited partner interest would be reduced by the actual distributions to the holders of the general partner interest and the holders of IDRs. The remaining net income would be allocated to the holders of the limited partner interest based on their respective sharing of income as specified in the partnership agreement.

Issue No. 07-4 will be effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The accounting treatment shall be effective for all financial statements presented. BGH is considering the impact of the adoption of Issue 07-4 on BGH’s financial statements.

15. LODI TRANSACTION

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the membership interests in Lodi Gas from an affiliate of ArcLight. Lodi Gas owns and operates a natural gas storage facility near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility. The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an estimated additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC. The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC. The Partnership anticipates closing the transaction in the fourth quarter of 2007 or the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of its liquidity and capital resources and other related matters. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in this report and BGH’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following table summarizes BGH’s cash received in the three and nine months ended September 30, 2007 and 2006 as a result of its partnership interests in Buckeye:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Incentive distributions from Buckeye	$7,558	$6,381	$21,699	$18,277
Distributions from the ownership of 243,914 of
Buckeye’s GP Units	198	186	585	549
Distributions from the ownership of 80,000 of
Buckeye’s LP Units	65	61	192	180
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries
	356	343	974	971
	$8,177	$6,971	$23,450	$19,977

Buckeye GP Holdings L.P.

BGH is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. (“MainLine”) and its affiliates and to effect an initial public offering (“IPO”) of the Common Units of BGH. The reorganization and IPO occurred on August 9, 2006.

As discussed below under Significant Events, effective June 25, 2007,  BGH’s limited partnership units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of Buckeye GP’s senior management and approximately 37% by the public. Prior to the IPO, BGH had no activity and MainLine owned and controlled Buckeye GP.

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

The effect of this change was to reduce BGH’s net income for the three and nine months ended September 30, 2007 by approximately $1.8 million and $4.7 million, respectively, of which $0.2 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, represents the absence of income related to the senior administrative charge in 2007 compared to 2006. The remaining $1.6 million and $3.6 million for the three and nine months ended September 30, 2007 represents the difference between income recognition for incentive compensation under BGH’s new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Significant Events

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP. BGH GP is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”). The Purchase Agreement provided for the sale by the Sellers to BGH GP of their 61.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management, which is the general partner of BGH.

On June 25, 2007, the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed. Total consideration paid was $411.6 million. The transaction constituted a change of control of BGH and, indirectly, Buckeye.

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the membership interests in Lodi Gas, L.L.C. (“Lodi Gas”) from an affiliate of ArcLight (the “Lodi Acquisition”). Lodi Gas owns and operates a natural gas storage facility near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility. The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an estimated additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC. The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC. The Partnership anticipates closing the transaction in the fourth quarter of 2007 or the first quarter of 2008.

Effective as of October 25, 2007, the Board of Directors of MainLine Management elected Mr. Stephen C. Muther as President of MainLine Management, in place of Mr. Forrest E. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of MainLine Management. Mr. Muther was also elected by the Board of Directors of Buckeye GP to serve as President of Buckeye GP, in place of  Mr. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of Buckeye GP.

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

Results of Operations

Summary operating results for BGH were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue	$125,653	$116,519	$375,548	$333,759
Costs and expenses	79,431	76,183	236,478	212,585

Operating income	46,222	40,336	139,070	121,174
Other income (expenses)	(12,285)	(14,623)	(38,631)	(45,941)
Income before equity income and
non- controlling interest	33,937	25,713	100,439	75,233
Equity income	2,222	1,803	6,266	4,598
Non-controlling interest expense	(31,081)	(26,012)	(91,557)	(74,101)

Net income	$5,078	$1,504	$15,148	$5,730

Revenues and operating income by operating segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,067	$91,188	$278,244	$259,592
Terminalling and Storage	24,843	18,661	72,379	55,271
Other Operations	8,743	6,670	24,925	18,896
Total	$125,653	$116,519	$375,548	$333,759

Operating income:
Pipeline Operations	$34,451	$35,440	$105,364	$101,106
Terminalling and Storage	9,513	3,325	27,273	15,803
Other Operations	2,258	1,571	6,433	4,265
Total	$46,222	$40,336	$139,070	$121,174

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$57,616	$55,749	$172,880	$158,486
Terminalling and Storage	15,330	15,335	45,106	39,468
Other Operations	6,485	5,099	18,492	14,631
Total	$79,431	$76,183	$236,478	$212,585

Depreciation and amortization:
Pipeline Operations	$9,412	$8,365	$25,619	$24,454
Terminalling and Storage	824	1,528	3,563	3,774
Other Operations	175	430	937	1,217
Total	$10,411	$10,323	$30,119	$29,445

Third Quarter of 2007 compared to Third Quarter of 2006

Total revenues for the quarter ended September 30, 2007 were $125.7 million, $9.2 million or 7.9% greater than revenue of $116.5 million for the same period in 2006. This improvement in revenue in the third quarter of 2007 resulted primarily from increased revenues in the Terminalling and Storage segment as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $92.1 million in the third quarter of 2007 compared to $91.2 million in the third quarter of 2006. The revenue increase in Pipeline Operations revenue in the third quarter of 2007 of $0.9 million or 1.0% was primarily the result of:

•                    An approximate $3.3 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2007 and a market-based tariff increase of approximately 4.5% implemented on May 1, 2007. Product volumes (as shown below) declined by 2.2% in the third quarter of 2007 as compared to the third quarter of 2006;

•                    An approximate $1.7 million reduction in revenue representing the settlement of overages and shortages on product deliveries; and

•                    An approximate $0.7 million reduction in construction management revenue due to the reduced activity associated with a construction contract performed by WesPac Pipelines – Memphis LLC (“WesPac Memphis”) for a third party.

The Partnership has experienced shortages on its pipeline product deliveries during 2007 and the latter part of 2006 in excess of historical variances. Partnership personnel are actively investigating measurement equipment issues that may be the cause of the increased shortages.

Product deliveries for the third quarter ended September 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
Product	2007	2006
Gasoline	730,100	742,700
Distillate	274,000	295,700
Jet Fuel	376,100	361,500
LPG’s	18,600	27,200
NGL’s	21,100	21,300
Other	5,700	8,700
Total	1,425,600	1,457,100

In the third quarter of 2007, certain of the Partnership’s Operating Subsidiaries filed pipeline tariffs reflecting increased rates on average of approximately 4.5%. Tariff rate increases were not filed in connection with certain of the Partnership’s pipelines regulated by state regulatory agencies which represent approximately 8% of the Partnership’s pipeline volumes. These tariff rate increases are expected to generate approximately $14.7 million in additional revenue on an annual basis.

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $24.8 million in the third quarter of 2007 compared to $18.7 million in the third quarter of 2006. The revenue increase in the third quarter of 2007 compared to the third quarter of 2006 of $6.1 million or 32.6% was primarily the result of:

•       An approximate $4.8 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the third quarter of 2007 compared to the third quarter of 2006; and

•      Incremental revenue of $1.6 million due to the acquisition of six terminals in 2007, as more fully described in Note 4 to the accompanying condensed consolidated financial statements.

Average daily throughput for the refined products terminals for the quarters ended September 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
	2007	2006

Refined products throughput (bpd)	575,100	498,900

Other Operations:

Revenue from the Other Operations segment was $8.7 million in the third quarter of 2007 compared to $6.7 million in the third quarter of 2006. The revenue increase in the third quarter of 2007 of $2.0 million or 29.9% was primarily the result of:

•      An increase of $1.3 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006; and

•      An increase of $0.8 million in construction management revenue related to the additional contracts noted above.

Operating Expenses:

Costs and expenses for the three months ended September 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$24,334	$24,779
Depreciation and amortization	10,411	10,323
Operating power	7,744	7,605
Outside services	10,658	10,148
Property and other taxes	5,448	5,169
Construction management	1,609	1,909
All other	19,227	16,250
Total	$79,431	$76,183

Payroll and payroll benefit expense was $24.3 million in the third quarter of 2007, a decrease of $0.5 million compared to the third quarter of 2006. Increases in salaries and wages of $1.5 million in the third quarter of 2007 resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates. In the third quarter of 2007, the Partnership experienced also an increase of $1.0 million in employee incentive compensation expense. In the third quarter of 2006, the Partnership reversed $0.9 million related to employee incentive compensation expense. Payroll benefits increased by $0.4 million due to higher medical costs, increases in wages and increased employee headcount of which, approximately $0.3 million is related to recent acquisitions. In addition, BGH’s payroll expense also increased by $0.3 million due to non-cash unit based compensation expense related to BGH GP’s compensation plan. This increase was offset by a decrease of $0.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan. In the third quarter of 2006, BGH expensed $3.3 million in payroll and payroll benefits related to its Management Units, which did not recur in the third quarter of 2007.

Depreciation and amortization expense was $10.4 million in the third quarter of 2007, which was consistent with depreciation and amortization expense in the third quarter of 2006.

Operating power costs were $7.7 million in the three months ended September 30, 2007, which was consistent with operating power costs in the three months ended September 30, 2006. The Partnership experienced an increase in power rates and power supply additive expense, which was offset by a decrease in operating power usage due to a decrease in pipeline volumes in the third quarter of 2007. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs increased $0.6 million from $10.1 million in the third quarter of 2006 to $10.7 million in the third quarter of 2007. A majority of this increase is due to an annual senior administrative charge that is paid by Buckeye to affiliates of its general partner for certain management functions supplied by those affiliates. Prior to BGH’s IPO, this senior administrative charge was recognized as income by BGH. In connection with the IPO, Buckeye pays the senior administrative charge directly to BGH’s general partner, MainLine Management, which resulted in an increase in outside service costs during the third quarter of 2007. The level of maintenance activity in the third quarter of 2007 was similar to the level of activity in the third quarter of 2006. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $5.4 million in the third quarter of 2007, an increase of $0.2 million compared to the third quarter of 2006. Property and other taxes related to recent acquisitions resulted in an increase of $0.1 million. The remaining increase was caused primarily by higher real property tax assessments in several states.

Construction management costs were $1.6 million in the third quarter of 2007, which is consistent with construction activity in the third quarter of 2006.

All other costs were $19.2 million in the three months ended September 30, 2007, an increase of $2.9 million compared to $16.3 million in the same period in 2006. Insurance costs increased by $1.0 million over the third quarter of 2006, which is primarily due to an increase in insurance premiums. Supply expenses increased by $0.5 million which is primarily a result of an increase of terminal additives used in terminal activity. Non-recurring professional fees in the three months ended September 30, 2006 include approximately $0.2 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006. The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$78,122	$70,473
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Elimination of Buckeye senior administrative charge	—	(204)
Net effect of ESOP charges	1,063	2,657
Attributable to BGH	1,420	4,431
Total	$79,431	$76,183

Amounts attributable to BGH consist of the following:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Attributable to BGH:
Payroll and benefits	$852	$3,829
Professional fees	217	461
Other	351	141
Total	$1,420	$4,431

Payroll and payroll benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. In the third quarter of 2007, BGH expensed $0.3 million due to non-cash unit based compensation expense related to BGH GP’s compensation plan. In the third quarter of 2006, BGH expensed $3.3 million in payroll and payroll benefits related to its Management Units which did not recur in the third quarter of 2007. Non-recurring professional fees in the three months ended September 30, 2006 include approximately $0.2 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006. Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expenses) for the three months ended September 30, 2007 and 2006 were as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment income	$426	$317
Interest and debt expense	(12,711)	(14,940)
Total	$(12,285)	$(14,623)

Equity income	$2,222	$1,803

Other income (expenses) was a net expense of $12.3 million in the third quarter of 2007, compared to a net expense of $14.6 million during the third quarter of 2006. Investment income for the three months ended September 30, 2007 was consistent with investment income generated during the three months ended September 30, 2006.

Interest and debt expense was $12.7 million in the three months ended September 30, 2007, a decrease of $2.2 million from the three months ended September 30, 2006. The decrease is due to the absence of $1.4 million of interest expense associated with BGH’s prior term loan which was extinguished in conjunction with the IPO. The remainder of the decrease is due to a decrease in amounts outstanding under the Partnership’s revolving credit facility during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Equity income increased by $0.4 million in the third quarter of 2007 compared to the third quarter of 2006. The increase is primarily due to an increase in equity income earned from the Partnership’s approximate 40% interest in Muskegon Pipeline LLC (“Muskegon”) and 20% interest in West Texas LPG Pipeline Limited Partnership (“WTP”).

Nine Months of 2007 compared to Nine Months of 2006

Total revenue for the nine months ended September 30, 2007 was $375.5 million, $41.7 million or 12.5% greater than revenue of $333.8 million for the same period in 2006. This improvement was driven by increased revenues in all segments as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $278.2 million for the nine months ended September 30, 2007 compared to $259.6 million for the nine months ended September 30, 2006. The revenue increase in Pipeline Operations revenue in the first nine months of 2007 of $18.6 million or 7.2% was primarily the result of:

•                  An approximate $17.0 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2007 and a market-based tariff increase of 4.5% implemented on May 1, 2007;

•                  Incremental revenue of $1.8 million in 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac Memphis in April 2006;

•                  Recognition and collection of $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer;

•                  An approximate $1.4 million increase in construction management revenue due to a construction contract performed by WesPac Memphis to construct a pipeline connection for a third party;

•                  Incremental revenue of $1.2 million in the first nine months of 2007 related to nine months of revenue from Buckeye NGL in 2007 as compared to eight months of revenue in 2006 as Buckeye NGL was acquired by the Partnership on January 31, 2006; and

•                  An approximate $4.7 million reduction in revenue representing the settlement of overages and shortages on product deliveries.

The Partnership has experienced shortages on its pipeline product deliveries during 2007 and the latter part of 2006 in excess of historical variances. Partnership personnel are actively investigating measurement equipment issues that may be the cause of the increased shortages.

Product deliveries for the nine months ended September 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
Product	2007	2006
Gasoline	720,200	722,900
Distillate	309,700	314,600
Jet Fuel	364,000	351,200
LPG's	20,300	24,900
NGL's	20,200	19,000
Other	6,800	9,900
Total	1,441,200	1,442,500

Terminalling and Storage:

Revenue from Terminalling and Storage was $72.4 million for the nine months ended September 30, 2007 compared to $55.3 million for the nine months ended September 30, 2006. The net increase in Terminalling and Storage revenue in the first nine months of 2007 of $17.1 million or 30.9% was primarily the result of:

•                  An approximate $9.9 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the first nine months of 2007 compared to the first nine months of 2006;

•                  Additional revenue of $4.1 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the acquisition of six terminals in 2007, as more fully described in Note 4 to the accompanying condensed consolidated financial statements; and

•                  Additional revenue of $1.5 million in the first nine months of 2007 compared to the first nine months of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006.

Average daily throughput for the refined products terminals for the nine months ended September 30, 2007 and 2006 was as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
	2007	2006

Refined products throughput (bpd)	565,100	490,800

Other Operations:

Revenue from Other Operations was $24.9 million in the first nine months of 2007 compared to $18.9 million in the first nine months of 2006. The increase in Other Operations revenue in the first nine months of 2007 of $6.0 million or 31.7% was primarily the result of:

•                  An increase of $3.5 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

•                  An increase of $1.9 million in construction management revenue primarily related to the additional contracts noted above; and

•                  An increase of $0.4 million in incidental revenue due to the sale of miscellaneous equipment in the second quarter of 2007.

Operating Expenses:

Costs and expenses for the nine month period ended September 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$72,329	$67,288
Depreciation and amortization	30,119	29,445
Operating power	23,157	21,742
Outside services	27,389	22,383
Property and other taxes	16,893	14,368
Construction management	6,313	3,895
All other	60,278	53,464
Total	$236,478	$212,585

Payroll and payroll benefits were $72.3 million for the nine months ended September 30, 2007 an increase of $5.0 million compared to the same period in 2006. Increases in salaries and wages of $4.8 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates. Payroll benefits increased by $1.3 million due to higher medical costs, increases in wages and increased employee headcount. Payroll and payroll benefits also increased due to a decrease in capitalized payroll of $1.2 million. In 2007, the Partnership experienced an increase of $1.0 million in employee compensation expense. In the third quarter of 2006, the Partnership reversed $0.9 million of employee incentive compensation expense. BGH’s payroll expense increased by $1.0 million due to an increase in non-cash unit based compensation expense as a result of the vesting of management units in connection with the sale as discussed previously. In addition, BGH’s payroll expense also increased by $0.3 million due to non-cash unit based compensation expense related to BGH GP’s compensation plan. Approximately $0.8 million of payroll and payroll benefit expense is related to recent acquisitions. This increase was offset by a decrease of $2.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan. In the first nine months of 2006, BGH expensed $3.3 million related to its Management Units, which did not recur in 2007.

Depreciation and amortization expense was $30.1 million for the first nine months ended September 30, 2007, an increase of $0.7 million from the nine months ended September 30, 2006, which is primarily due to recent acquisitions and first quarter 2007 depreciation expense related to the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac Memphis in April 2006.

Operating power costs of $23.2 million in the first nine months of 2007 were $1.4 million higher than the same period in 2006. Recent acquisitions and first quarter operations at WesPac Memphis caused $0.2 million of the increase. The remainder of the increase is primarily due to power rate increases and higher power supply additive expense offset by a slight reduction in pipeline volumes. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs were $27.4 million in the first nine months of 2007, or $5.0 million greater than the same period in 2006. Approximately $0.3 million of the increase is related to maintenance on natural gas engines that were purchased in 2006 and $0.3 million related to an increase in activity on an operation and maintenance contract. Approximately $0.3 million of the increase is related to corporate development initiatives and an additional $1.2 million of this increase is due to an annual senior administrative charge that is paid by Buckeye to affiliates of its general partner for certain management functions supplied by those affiliates.  Prior to BGH’s IPO, this senior administrative charge was recognized as income by BGH.  In connection with the IPO, Buckeye pays the senior administrative charge directly to BGH’s general partner, MainLine Management, which resulted in an increase in outside service costs during the first nine months of 2007. The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first nine months of 2007.

Property and other taxes increased by $2.5 million from $14.4 million in the first nine months of 2007 to $16.9 million for the same period in 2006. Approximately $0.4 million of the increase is related to recent acquisitions. The remainder of the increase is due to higher real property assessments over the same period in 2006.

Construction management costs were $6.3 million in the first nine months of 2007, which is an increase of $2.4 million from the same period in 2006. The increase is primarily due to a construction contract entered into by WesPac Memphis to construct a pipeline connection for a third party.

All other costs were $60.3 million, an increase of $6.8 million in the first nine months of 2007 compared to the first nine months of 2006. Insurance expenses increased by $2.6 million over the comparable period of 2006 due to an increase in insurance premiums. Supply expenses increased by $2.8 million which is primarily due to an increase in terminal additives and expenses for technical services. Other costs related to recent acquisitions were $1.1 million. The increase reflects $0.6 million of costs associated with fuel purchases by WesPac Pipelines –Reno LLC related to a product-supply arrangement. These increases were offset by a decrease in casualty losses of $0.6 million. Non-recurring professional fees in the nine months ended September 30, 2006 included approximately $2.4 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006. The remainder of the increases related to various other pipeline operating costs resulting from Buckeye’s expanded operations.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$231,487	$204,168
Elimination of Buckeye deferred charge	(3,523)	(3,523)
Elimination of Buckeye senior administrative charge	—	(1,154)
Net effect of ESOP charges	3,863	4,703
Attributable to BGH	4,651	8,391
Total	$236,478	$212,585

Amounts attributable to BGH consist of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Attributable to BGH:
Payroll and benefits	$3,003	$4,825
Professional fees	654	3,103
Other	994	463
Total	$4,651	$8,391

Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. For the nine months ended September 30, 2007, BGH incurred $1.0 million of non-cash unit based compensation expense from the vesting of management units as result of the sale of the controlling interest in BGH. In addition, BGH’s payroll expense also increased by $0.3 million due to non-cash unit based compensation expense related to BGH GP’s compensation plan. In the first nine months of 2006, BGH expensed $3.3 million related to its Management Units which did not recur in the first nine months ended September 30, 2007. Non-recurring professional fees in the nine months ended September 30, 2006 include approximately $2.4 million of legal, accounting and tax fees related to planning for BGH’s IPO in 2006. Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the nine month periods ended September 30, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment income	$1,060	$939
Interest and debt expense	(39,691)	(46,880)
Total	$(38,631)	$(45,941)

Equity income	$6,266	$4,598

Other income (expense) was a net expense of $38.6 million during the nine months ended September 30, 2007, compared to a net expense of $45.9 million during the same period in 2006. Investment income for the nine months ended September 30, 2007 was consistent with investment income generated during the nine months ended September 30, 2006.

Interest expense was $39.7 million in the nine months ended September 30, 2007, a decrease of $7.2 million. The decrease is primarily due to the absence of $7.5 million of interest expense associated with BGH’s prior term loan which was extinguished in conjunction with the IPO.

Equity income increased by $1.7 million from the nine months ended September 30, 2006 to $6.3 million for the nine months ended September 30, 2007. The increase is primarily due to an increase in equity income earned from the Partnership’s approximate 40% interest in Muskegon and 20% interest in WTP.

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

BGH’s principal use of cash is the payment of its operating expenses and distributions to its unitholders. BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. In 2007 BGH paid cash distributions of $0.225 per unit on February 28, 2007, $0.24 per unit per unit on May 31, 2007, and $0.25 per unit on August 31, 2007. Total cash distributed to BGH unitholders in the first nine months of 2007 was approximately $20.2 million. On October 25, 2007 MainLine Management declared a distribution of $0.265 per unit to be paid on November 30, 2007 to unitholders of record as of November 5, 2007. This distribution is expected to be approximately $7.5 million.

Debt

BGH

On August 9, 2006, BGH entered into a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). See Note 5 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement. During the nine months ended September 30, 2007, BGH borrowed $2.5 million and repaid $1.9 million under the BGH Credit Agreement.

In addition, the BGH Credit Agreement provides for a “change of control” event of default that is triggered if (i) MainLine Management ceases to be the sole general partner of BGH, (ii) BGH GP ceases to own and control 100% of MainLine Management, (iii) (A) Arclight, Kelso, Lehman Brothers, and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates.

Services Company

Services Company had total debt outstanding of $21.8 million and $26.3 million at September 30, 2007 and December 31, 2006 respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. See Note 5 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye

At September 30, 2007, Buckeye had $880.0 million in aggregate outstanding long-term debt, consisting of $125.0 million of the 5.125% Notes due 2017, $275.0 million of the 5.300% Notes due 2014, $300.0 million of the 4 5/8% Notes due 2013, $150.0 million of the 6 3/4% Notes due 2033 and $30.0 million outstanding under a credit facility.

On November 13, 2006, the Partnership entered into a $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of lenders. On August 24, 2007, the Partnership and the lenders amended the Credit Facility. The most significant amendments to the Credit Facility were as follows:

•                  The principal amount of the facility was increased from $400.0 million to $600.0 million, and an expansion feature was added to enable the Partnership to, subject to certain conditions and upon the further approval of each lender, increase the Credit Facility to $800.0 million;

•                  The termination date of the Credit Facility was extended to August 24, 2012, which date may be extended by the Partnership for two additional one year periods, subject to certain conditions and the approval of certain lenders as set forth in the Credit Facility;

•                  The funded debt ratio covenant was increased to 5.0 to 1.0 (as more fully described below);

•                  The requirement of a guarantee by Laurel of outstanding indebtedness under the Credit Facility was eliminated;

•                  Certain subsidiaries designated by the Partnership as restricted subsidiaries were no longer required to guarantee the indebtedness outstanding under the Credit Facility; and

•                  In connection with the anticipated closing of the Lodi Acquisition (see Note 15 to BGH’s condensed consolidated financial statements), certain secured indebtedness incurred by Lodi Gas and its subsidiaries will be permitted to remain outstanding for 15 business days following the closing of the Lodi Acquisition.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP ceases to own and control 100% of MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates, (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.

At September 30, 2007, the Partnership was in compliance with all of the covenants under the Credit Facility.

See Note 5 to BGH’s condensed consolidated financial statements for more information about the terms of the Credit Facility.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2007 and 2006 were as follows:

	Cash Flow from Operations
	2007	2006
	(In thousands)
Net income	$15,148	$5,730
Value of ESOP shares released	3,436	3,047
Depreciation and amortization	30,119	29,445
Non-controlling interest	91,557	74,101
Changes in current assets and current liabilities	(2,110)	(5,940)
Changes in other assets and liabilities	(3,591)	3,721
Other	1,260	3,520
Total	$135,819	$113,624

Cash flows from operations were $135.8 million for the first nine months of 2007 compared to $113.6 million for the first nine months of 2006, an increase of $22.2 million. The primary driver of this increase is the improvement in Buckeye’s net income for the period in 2007 compared to 2006, as well as favorable fluctuations in working capital. Cash used in working capital was $2.1 million in the first nine months of 2007 compared to cash used for working capital of $5.9 million in the first nine months of 2006.

In the first nine months of 2007, cash used for working capital resulted primarily from a reduction in accounts payable of $11.2 million which was offset by reductions in trade and construction and pipeline relocation receivables of $7.1 million and a reduction in prepaid and other current assets of $3.2 million. The decrease in accounts payable resulted from timing of invoice payments at year end of 2006. The reduction in trade receivables is due to improvement in timing of collections. The reduction in prepaid and other current assets is a result of decreases in insurance receivables and prepaid insurance which were partially offset by increases in prepaid taxes and excise tax receivables.

During the nine months ended September 30, 2006, cash used for working capital resulted from increases in trade receivables of $1.8 million, construction and pipeline relocation receivables of $1.2 million, inventories of $0.3 million and prepaid and other current assets of $11.4 million and a decrease in accounts payable of $1.5 million. These decreases were partially offset by an increase in accrued and other current liabilities of $10.3 million. The increase in trade receivables is partly due to activity at Buckeye NGL which commenced operations in January 2006. The increase in construction and pipeline relocations receivables is due to an increase in relocation project activity. Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on a 29-mile ammonia pipeline acquired in November 2005. The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005. The increase in accrued and other current liabilities is due to activity on the 29-mile ammonia pipeline.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 are as follows:

	Investing Activities
	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Capital expenditures	$(51,712)	$(62,324)
Acquisitions and equity investments	(40,447)	(93,330)
Other	(352)	5,247
Total	$(92,511)	$(150,407)

In the nine months ended September 30, 2007, Buckeye expended $39.6 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in WTP. See Note 4 to BGH’s condensed consolidated financial statements for a further discussion.

In the nine months ended September 30, 2006, the Partnership expended $93.3 million related to acquisitions, including $79.3 million related to Buckeye NGL, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1.0 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Sustaining capital expenditures	$(23,983)	$(17,735)
Expansion and cost reduction	(27,729)	(44,589)
Total	$(51,712)	$(62,324)

Buckeye incurred $24.0 million and $17.7 million of sustaining capital expenditures and $27.9 million and $44.6 million of expansion and cost reduction expenditures in the first nine months of 2007 and 2006, respectively. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements by WesPac Memphis. Expansion and cost reduction projects in 2006 include the completion of the base operations of WesPac Memphis, the capacity expansion project in Illinois, and the addition of pipelines, tankage, and equipment to meet handling requirements for ultra-low sulfur diesel. Other expansion projects that began in the third quarter of 2006 include various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by the Partnership and capacity improvements implemented by WesPac Memphis.

BGH estimates sustaining capital expenditures will be approximately $32.0 million and that expansion and cost reduction capital expenditures will be approximately $36.0 million for all of 2007.

Cash Flows from Financing Activities

During the first nine months of 2007, BGH borrowed $2.5 million and repaid $1.9 million under the BGH Credit Agreement. BGH’s distributions to its unitholders totaled $20.2 million in the first nine months of 2007.

On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million, and were used to reduce amounts outstanding under the Partnership’s Credit Facility.

On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit. On March 14, 2007, the underwriters exercised a portion of their over allotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit. Total proceeds from the offering, including the over allotment option and after underwriter’s discount of $0.75 per LP and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under the Partnership’s Credit Facility.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses were approximately $64.1 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first nine months of 2007 and 2006, the Partnership borrowed $135.0 million and $147.0 million under its Credit Facility, respectively, and repaid $250.0 million and $65.0 million, respectively Payments on the 3.60% ESOP Notes were $4.5 million for the nine months ended September 30, 2007 and 2006.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $93.8 million in the first nine months of 2007 compared to $83.6 million in the first nine months of 2006. The increase in distributions resulted from additional LP Units being outstanding because of the Partnership’s issuances of 1.7 million LP Units in March 2007 and the issuance of 1.5 million LP Units in March 2006. The increased distributions in 2007 compared to 2006 were also caused by a higher cash distribution rate of $0.8125 per LP unit in the third quarter of 2007 compared to $0.7625 per LP unit in the third quarter of 2006.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in BGH’s Annual Report on Form 10-K for 2006 and in Item 1A in this document, including those described in the “Risk Factors” section of that report. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

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

At September 30, 2007, Buckeye had total fixed-rate debt obligations having a face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.30% Notes, $300 million of the 4.625% Notes and $150 million of the 6.750% Notes. At September 30, 2007, Services Company had fixed debt obligations of approximately $22.4 million of its 3.60% ESOP Notes. The aggregate fair value of these fixed obligations at September 30, 2007 was approximately $845.0 million. A 1% decrease in rates for obligations of similar maturities would have increased the aggregate fair value of these obligations by $59.5 million at September 30, 2007. Buckeye’s variable debt obligation under the Credit Facility was $30 million at September 30, 2007. Based on the balances outstanding at September 30, 2007, a 1% increase or decrease in interest rates would increase or decrease consolidated annual interest expense by $0.3 million.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million. In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Accordingly, interest expense was reduced by $59 thousand for the three months ended September 30, 2007 and 2006, respectively, and $176 thousand for the nine months ended September 30, 2007 and 2006.

In August 2007, the Partnership entered into a forward-starting interest rate swap agreement with a financial institution for a $75.0 million notional amount in order to hedge the variability of future interest rates associated with a portion of an anticipated issuance of debt to finance a portion of the Lodi Acquisition (see Note 15 to BGH’s condensed consolidated financial statements). The debt is expected to be issued on or before March 31, 2008. Under the interest rate swap agreement, the Partnership will receive a payment if the interest rate on the notional amount exceeds 5.594% and will make a payment if the interest rate on the notional amount is below 5.594%. At September 30, 2007, the Partnership determined the interest rate swap agreement to be an effective cash flow hedge and recorded the change in the fair value of the agreement of $2.1 million. Similarly, on October 23, 2007, the Partnership entered into another forward-starting interest rate swap agreement with the same financial institution for a notional amount of $50.0 million and an interest rate of 5.115%. Other than the notional amount and the interest rate, the more recent agreement has the same terms as the agreement executed in August 2007. The transaction executed on October 23, 2007 had no impact on the financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006. In September 2007, the Partnership and the IRS entered into a formal agreement settling and resolving the penalty assessment and, pursuant to that agreement, the Partnership paid the IRS approximately $0.6 million.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of BGH’s 2006 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factors:

Buckeye’s pending acquisition of the Lodi natural gas storage facilities may not be consummated. If consummated, Buckeye may not realize the expected benefits from the transaction.

The purchase and sale agreement for the Lodi natural gas storage facilities contains conditions that, if not satisfied or waived, could result in the acquisition not occurring. Among other customary closing conditions, consummation of the acquisition is conditioned on the approval of the California Public Utilities Commission for the change in control of the Lodi facilities. Additionally, the purchase and sale agreement provides both parties with the right to terminate the agreement prior to consummation under certain limited circumstances, including the right for Buckeye to terminate the agreement if any event occurs that would have a material adverse effect on the assets, business, properties, financial condition or results of operations of Lodi.

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

The tax treatment of our structure is subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of our common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d). It is possible that these efforts could result in changes to the existing U.S. federal tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Item 6. Exhibits

(a)           Exhibits

10.1 Second Amendment to Credit Agreement, dated August 24, 2007 among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto.

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

BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC
as General Partner

Date: October 29, 2007	By:	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer