Form 10-K
period 2007-12-31
Buckeye GP Holdings L.P.
filed 2008-03-14
CIK 1359055

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-32963

Buckeye GP Holdings L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3776228 (IRS Employer Identification number)
Five TEK Park 9999 Hamilton Blvd. Breinigsville, Pennsylvania (Address of principal executive offices)	18031 (Zip Code)
Registrant's telephone number, including area code: (610) 904-4000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2007, the aggregate market value of the registrant's Common Units held by non-affiliates was $348 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

         As of March 6, 2008, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

PART I

Item 1.    Business

Buckeye GP Holdings L.P.

        Buckeye GP Holdings L.P. ("BGH") is a publicly traded master limited partnership (NYSE symbol: BGH) organized on June 15, 2006 under the laws of the state of Delaware. BGH owns 100% of Buckeye GP LLC ("Buckeye GP"), which is the general partner of Buckeye Partners, L.P. (the "Partnership" or "Buckeye"). The Partnership is also a publicly traded (NYSE symbol: BPL) master limited partnership organized in 1986 under the laws of the state of Delaware. BGH limited partnership units are owned approximately 62% by BGH GP Holdings, LLC ("BGH GP"), approximately 37% by the public and approximately 1% by certain members of Buckeye GP's senior management. MainLine Management LLC, a Delaware limited liability company ("MainLine Management"), is the general partner of BGH.

        BGH's only business is the ownership of Buckeye GP. Buckeye GP's only business is the management of the Partnership and its subsidiaries. At December 31, 2007, Buckeye GP owned an approximate 0.5% interest in the Partnership. Buckeye GP also owns 100% of, and controls, MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. ("MainLine" or the "Operating Subsidiary GP"). The Operating Subsidiary GP is the general partner of, and owns an approximately 1% interest in, certain of the Partnership's operating subsidiaries.

        BGH was formed on June 15, 2006 to facilitate the reorganization of MainLine and its affiliates and to effect an initial public offering ("IPO") of BGH common units. The reorganization and IPO occurred on August 9, 2006 and, prior to such date, BGH had no activity. Prior to the reorganization, MainLine owned and controlled Buckeye GP. On August 9, 2006, BGH sold 10.5 million common units in the IPO, the net proceeds of which were approximately $168.3 million. BGH used the net proceeds from the IPO, along with cash on hand, to repay all of the then-outstanding indebtedness of MainLine and to make distributions to its pre-IPO equity owners. The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units ("Common Units") and management units ("Management Units").

        BGH's only cash-generating asset is its ownership interest in Buckeye GP. Buckeye GP generates cash and earnings primarily through its ownership of the general partner interest along with incentive distribution rights in Buckeye, and its approximately one percent general partner interest in certain of Buckeye's operating subsidiaries. BGH's cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to its partners. The actual amount of cash that BGH will have available for distribution will depend primarily on Buckeye's ability to generate cash beyond its working capital requirements.

        On June 25, 2007, Carlyle/Riverstone BPL Holdings II, L.P. ("Carlyle/Riverstone"), certain members of senior management of Buckeye GP and other limited partners sold an approximately 62% limited partner interest in BGH, and Carlyle/Riverstone sold its member interest in MainLine Management, to BGH GP, a limited liability company owned by affiliates of ArcLight Capital Partners, LLC ("ArcLight"), Kelso & Company and Lehman Brothers Holdings Inc. and certain members of senior management of Buckeye GP, for $411.6 million. The transaction constituted a change of control of BGH and, indirectly, Buckeye.

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

        The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. As of December 31, 2007, the Partnership owned and operated approximately 5,400 miles of pipeline serving 17 states, and operated approximately 2,700 miles of other pipelines under agreements with major oil and chemical companies. As of December 31, 2007, the Partnership also owned 51 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, Tennessee, and Wisconsin.

        The Partnership's pipelines service approximately 100 delivery locations, transporting refined petroleum products, including gasoline, jet fuel, diesel fuel, heating oil, kerosene and natural gas liquids, from major supply sources to terminals and airports located within end-use markets. These pipelines also transport other refined products, such as propane and butane, refinery feedstock and blending components. The Partnership's transportation services are typically provided on a common carrier basis under published tariffs for customers. The Partnership's geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

        The Partnership conducts all of its operations through operating subsidiaries, which are referred to as the "Operating Subsidiaries":

  •
  Buckeye Pipe Line Company, L.P. ("Buckeye Pipe Line"), which owns an approximately 2,643-mile refined petroleum products pipeline system serving major population centers in eight states. It is the primary jet fuel transporter to John F. Kennedy International Airport ("JFK Airport"), LaGuardia Airport, Newark Liberty International Airport and certain other airports within its service territory.

  •
  Laurel Pipe Line Company, L.P. ("Laurel"), which owns an approximately 345-mile refined petroleum products pipeline connecting five Philadelphia area refineries to 10 delivery points across Pennsylvania.

  •
  Wood River Pipe Lines LLC ("Wood River"), which owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in Illinois, Indiana, Missouri and Ohio.

  •
  Buckeye Pipe Line Transportation LLC ("BPL Transportation"), which owns a refined petroleum products pipeline system with aggregate mileage of approximately 478 miles located in New Jersey, New York, and Pennsylvania.

  •
  Everglades Pipe Line Company, L.P. ("Everglades"), which owns an approximately 37-mile refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. It is the primary jet fuel provider to Miami International Airport.

  •
  Buckeye NGL Pipe Lines LLC ("Buckeye NGL"), which owns an approximately 350-mile natural gas liquids pipeline, acquired in January 2006, extending generally from the Wattenberg, Colorado area to Bushton, Kansas.

  •
  Buckeye Pipe Line Holdings, L.P. ("BPH"), at December 31, 2007, owned (or in certain instances leased from other Operating Subsidiaries) 51 refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels. BPH also owns interests in 574 miles of pipelines in the Midwest, Southwest and West Coast. BPH operates, through its subsidiary Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), pipelines in the Gulf Coast region for third parties. BPH also holds minority stock interests in two Midwest refined petroleum products pipelines and a natural gas liquids pipeline system.

  •
  Buckeye Gas Storage LLC ("Buckeye Gas"), which, through its subsidiary Lodi Gas Storage, L.L.C. ("Lodi Gas"), owns two natural gas storage facilities near Lodi, California. Lodi Gas was acquired in January 2008.

  •
  Buckeye Energy Holdings LLC ("Buckeye Energy"), which, through its subsidiary Farm & Home Oil Company LLC ("Farm & Home"), owns five refined petroleum product terminals and other distribution assets in northeastern and central Pennsylvania and surrounding areas. Farm & Home was acquired in February 2008.

Business Developments

        The Partnership has substantially expanded its business operations through equity investments and asset acquisitions of approximately $890.0 million since the fourth quarter of 2004. In 2007, and thus far in 2008, the Partnership made the following acquisitions and entered into a definitive agreement with respect to the following divestiture:

2007 Acquisitions

        On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million.

        On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million.

        On March 15, 2007, Buckeye acquired two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and, purchased a fifty percent interest in a third terminal located in Milwaukee, Wisconsin, for approximately $15.2 million.

2008 Acquisitions and Divesture

        Lodi Transaction.    On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from an affiliate of ArcLight. Lodi Gas owns and operates two natural gas storage facilities near Lodi, California. These facilities provide approximately 22 billion cubic feet ("Bcf") of working gas capacity and are connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

        Pursuant to the terms of the purchase and sales agreement, as amended, cash consideration of approximately $432.0 million was paid at closing. An additional $12.0 million was paid by the Partnership on March 6, 2008 after the receipt of approval from the California Public Utilities Commission for a natural gas storage expansion project known as Kirby Hills Phase II. The Kirby Hills Phase II expansion project is expected to provide up to an incremental 12 Bcf of working gas capacity. The expansion project is expected to require construction expenditures of approximately $44.0 million and to be in service by the end of 2008.

        Farm & Home Transaction.    On February 8, 2008, Buckeye acquired all of the equity interests in Farm & Home for total cash consideration of approximately $145.5 million. Farm & Home is a major wholesale and retail distributor of refined petroleum products in northeastern and central Pennsylvania and surrounding areas. During the fiscal year ended June 30, 2007, it provided over 550 million gallons of refined petroleum products, including gasoline and distillates, to customers through a network of five terminals and other company-owned distribution assets.

        On March 4, 2008, Buckeye entered into a definitive agreement to sell the retail division of Farm & Home to Inergy Propane, LLC for approximately $42.0 million plus the value of liquid fuel inventories and accounts receivable. The sales transaction, which is subject to customary closing conditions, is expected to close in late March or early April of 2008.

        Niles and Ferrysburg, Michigan Terminals.    On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a fifty percent ownership interest in a refined products terminal in Ferrysburg, Michigan for approximately $13.5 million.

        The following chart depicts BGH's and the Partnership's ownership structure as of December 31, 2007.

Ownership of Buckeye Partners, L.P. and Buckeye GP Holdings L.P.*

*
Ownership percentages in the chart are approximate.

Business Activities

        The following discussion describes the business activities of BGH's operating segments for 2007, which are the same as the Partnership's operating segments. Detailed information regarding revenues, operating income and total assets of each segment can be found in Note 19, Segment Information, to BGH's consolidated financial statements.

Pipeline Operations Segment

        The Partnership owns and operates petroleum products pipelines which receive refined petroleum products from refineries, connecting pipelines and bulk and marine terminals and transports those products to other locations. In 2007, the Pipeline Operations segment accounted for approximately 73.0% of BGH's consolidated revenues.

        The Partnership transported an average of approximately 1,447,400 barrels of refined petroleum products per day in 2007. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

Volume and Percentage of Petroleum Products Transported(1)
(Volume in thousands of barrels per day)

	Year Ended December 31,
	2007		2006		2005
	Volume	Percent	Percent	Volume	Volume	Percent
Gasoline	717.9	49.6%	722.3	49.8%	721.2	52.1%
Jet fuel	362.7	25.1	351.3	24.2	319.6	23.1
Middle distillates(2)	320.1	22.1	324.2	22.4	323.6	23.4
Natural gas liquids	20.4	1.4	19.8	1.4	—	—
Other products	26.3	1.8	32.7	2.2	21.0	1.4

Total	1,447.4	100.0%	1,450.3	100.0%	1,385.4	100.0%

(1)
Excludes local product transfers.

(2)
Includes diesel fuel, heating oil, kerosene and other middle distillates.

        The Partnership provides transportation service in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

  Pennsylvania—New York—New Jersey

        Buckeye Pipe Line serves major population centers in Pennsylvania, New York and New Jersey through approximately 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). Buckeye leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark Liberty International Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial refined petroleum products terminals at Long Island City and Inwood, New York. These pipelines supply JFK Airport, LaGuardia Airport and Newark Liberty International Airport with substantially all of each airport's jet fuel requirements.

        BPL Transportation's pipeline system delivers refined petroleum products from the Valero refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York. A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania. From Malvern, a pipeline segment delivers refined products to locations in upstate New York, while another segment delivers products to central Pennsylvania. Two shorter pipeline segments connect the Valero refinery to the Colonial pipeline system and the Philadelphia International Airport, respectively.

        The Laurel pipeline system transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania.

  Illinois—Indiana—Michigan—Missouri—Ohio

        Buckeye Pipe Line and NORCO Pipe Line Company, LLC ("Norco"), a subsidiary of BPH, transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit and East Chicago, Indiana. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

        Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the Midwestern United States. Refined petroleum products are received at the ConocoPhillips Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis, Missouri area, and to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye Pipe Line's pipeline in Lima, Ohio. At the Partnership's tank farm located in Hartford, Illinois, one of Wood River's pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to the Partnership's 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana. Wood River also owns an approximately 26-mile pipeline that extends from Marathon Pipe Line LLC's ("Marathon") Wood River Station in southern Illinois to a third party terminal in the East St. Louis, Missouri area.

  Colorado—Kansas

        Buckeye NGL transports natural gas liquids via an approximately 350-mile pipeline, acquired in January 2006, which extends generally from the Wattenberg, Colorado area to Bushton, Kansas.

  Other Refined Products Pipelines

        Buckeye Pipe Line serves Connecticut and Massachusetts through an approximately 112-mile pipeline that carries refined petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

        Everglades transports primarily jet fuel on an approximately 37-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

        WesPac Pipelines—Reno LLC ("WesPac Reno") owns an approximately 3.0-mile pipeline serving the Reno/Tahoe International Airport. WesPac Pipelines—San Diego LLC ("WesPac San Diego") owns an approximately 4.3-mile pipeline serving the San Diego International Airport. WesPac Pipelines—Memphis LLC ("WesPac Memphis") owns an approximately 11-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport. Each of WesPac Reno, WesPac San Diego and WesPac Memphis was originally a joint venture between BPH and Kealine Partners LLC. Since May 2005, BPH has owned 100% of WesPac Reno. BPH has a 75% ownership interest in WesPac Memphis and a 50% ownership interest in WesPac San Diego. Kealine Partners LLC owns the remaining interest in these two joint ventures. As of December 31, 2007, the Partnership had provided $53.2 million in intercompany financing to WesPac Memphis and WesPac San Diego.

  Equity Investments

        BPH owns a 24.99% equity interest in West Shore Pipe Line Company ("West Shore"). West Shore owns a pipeline system that originates in the Chicago, Illinois area and extends north to Green

Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are major oil companies. The pipeline is operated under contract by Citgo Pipeline Company. However, Buckeye is expected to begin to operate this pipeline under contract with West Shore no later than January 2009.

        BPH also owns a 20% equity interest in West Texas LPG Pipeline Limited Partnership ("WTP"). WTP owns a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields located in west and central Texas. The majority owner and the operator of WTP are affiliates of ChevronTexaco, Inc.

        BPH also owns a 40% equity interest in Muskegon Pipeline LLC ("Muskegon"). The majority owner of Muskegon is Marathon. Muskegon owns an approximately 170-mile pipeline that delivers petroleum products from Griffith, Indiana to Muskegon, Michigan. The pipeline is operated by Marathon.

Terminalling and Storage Segment

        At December 31, 2007, through BPH and its subsidiary, Buckeye Terminals, LLC ("Buckeye Terminals"), the Partnership's Terminalling and Storage segment owned 50 terminals located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, and Wisconsin that provided bulk storage and throughput services and had the capacity to store an aggregate of approximately 19.6 million barrels of refined petroleum products. In 2007, the Terminalling and Storage segment accounted for approximately 20.0% of BGH's consolidated revenue.

        The Partnership's refined petroleum products terminals receive products from pipelines (and, in certain cases, barges and railroads) and distribute them to third parties, who in turn deliver them to end-users and retail outlets. The Partnership's refined petroleum products terminals play a key role in moving refined products to the end-user market by providing storage and inventory management, distribution, blending to achieve specified grades of gasoline, and other ancillary services that include the injection of ethanol and other additives. Typically, the Partnership's terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.

        The Partnership's refined petroleum products terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined petroleum products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership's revenues are generated by charging customers fees for blending and injecting additives and, in certain instances, leasing terminal capacity to customers on either a short-term or long-term basis. The terminals also derive revenue from recovering and selling product emitted as vapors during truck loading. Of the Partnership's 50 refined petroleum products terminals, 34 are connected to the Partnership's pipelines and 16 are not.

        The table below sets forth the total average daily throughput for the refined petroleum products terminals in each of the years presented:

	Average Barrels Per Day Year Ended December 31,
	2007	2006	2005
Refined products throughput (barrels per day)	569,800	494,300	419,200

        The following table outlines the number of terminals and storage capacity in barrels by state as of December 31, 2007:

State	Number of Terminals*	Storage Capacity
		(In thousands of barrels)
Illinois	6	3,068
Indiana	8	5,355
Massachusetts	1	106
Michigan	8	3,055
Missouri	2	345
New York	10	2,492
Ohio	8	3,359
Pennsylvania	4	1,131
Wisconsin	3	734

Total	50	19,645

*
The Partnership has one terminal in Tennessee with storage capacity of 300,000 barrels, which is included in the Pipelines Segment for reporting purposes.

Other Operations Segment

        The business of the Partnership's Other Operations segment consists primarily of pipeline operation and maintenance services and pipeline construction services for third parties pursuant to contractual arrangements conducted by BGC. BGC is a contract operator of pipelines owned in Louisiana, Ohio, and Texas by major petrochemical companies. At December 31, 2007, BGC had 14 operations and maintenance contracts in place to operate and maintain approximately 2,700 miles of pipeline. In addition, BGC owns an approximately 23-mile pipeline located in Texas and leases a portion of the pipeline to a third-party chemical company. Subsidiaries of BGC also own an approximately 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas. BGC also owns and operates an ammonia pipeline located in Texas. In addition, BGC provides engineering and construction management services to major chemical companies in the Gulf Coast area. In 2007, the Other Operations segment accounted for approximately 7% of BGH's consolidated revenue.

Competition and Other Business Considerations

        The Operating Subsidiaries conduct business without the benefit of exclusive franchises from government entities. In addition, the Operating Subsidiaries' pipeline operations generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. Demand for the services provided by the Operating Subsidiaries derives from demand from end users for petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through the Operating Subsidiaries' pipelines. Demand for refined petroleum products is primarily a function of price, prevailing general economic conditions and weather. The Operating Subsidiaries' businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.

        The consolidated Partnership customer base was approximately 210 customers in 2007 and 214 customers in 2006. Affiliates of Shell Oil Products U.S. ("Shell") contributed 10%, 11%, and 13% in 2007, 2006, and 2005, respectively, of consolidated revenue. Approximately 3% of the 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment. The 20 largest customers accounted for 55% and 53% of consolidated revenue in 2007 and 2006, respectively.

        Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Subsidiaries' most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Subsidiaries' pipeline systems will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Subsidiaries in particular locations.

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

        Privately arranged exchanges of refined petroleum products between marketers in different locations are another form of competition. Generally, such exchanges reduce both parties' costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

        Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Partnership's business is largely driven by the consumption of fuel in its delivery areas and the Operating Subsidiaries' pipelines have numerous source points, BGH does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Partnership. Certain of the pipelines that were acquired from Shell on October 1, 2004 emanate from a refinery owned by ConocoPhillips and located in the vicinity of Wood River, Illinois. Although these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery could have a negative impact on volumes delivered through these pipelines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information—Competition and Other Business Conditions."

        The Operating Subsidiaries' mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, operations have been only moderately seasonal, with somewhat lower than average volumes being transported during March, April and May and somewhat higher than average volumes being transported in November, December and January.

        Many of the general competitive factors discussed above, such as demand for refined petroleum products and competitive threats from methods of transportation other than pipelines, also impact the Partnership's terminal operations. In addition, the Partnership's terminals generally compete with other terminals in the same geographic market. Many competitive terminals are owned by major integrated oil companies. These major oil companies may have the opportunity for product exchanges that are not available to the Partnership's terminals. While the Partnership's terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end users such as retail gas stations.

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

Employees

        At December 31, 2007, none of BGH, the Partnership or any of the Operating Subsidiaries had any employees. The Operating Subsidiaries are managed and operated by employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation ("Services Company"). Services Company is reimbursed by the Operating Subsidiaries pursuant to a services agreement for the cost of providing employee services. Similarly, compensation and benefit costs for the four highest-salaried officers of Buckeye GP are reimbursed by BGH to Services Company pursuant to an Executive Employment Agreement (see Note 1 to BGH's consolidated financial statements). At December 31, 2007, Services Company had a total of 920 full-time employees, 180 of whom were represented by two labor unions. The Operating Subsidiaries (and their predecessors) have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

        The Partnership makes capital expenditures in order to maintain and enhance the safety and integrity of its pipelines, terminals and related assets, to expand the reach or capacity of its pipelines and terminals, to improve the efficiency of its operations and to pursue new business opportunities. See "Pipeline and Terminal Maintenance and Safety Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        During 2007, the Partnership made approximately $67.9 million of capital expenditures, of which $33.8 million related to sustaining capital projects and $34.1 million related to expansion and cost reduction projects.

        In 2008, the Partnership anticipates capital expenditures of approximately $130.0 million, of which approximately $37.0 million is projected to be sustaining capital expenditures for maintenance and integrity projects and approximately $93.0 million is projected to be for expansion and cost reduction projects. See "Pipeline and Terminal Maintenance and Safety Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        BGH's capital expenditures are not significant.

Regulation

General

        Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and Norco operate pipelines subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and not unduly discriminatory. FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations. In addition, the Operating Subsidiaries are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

        The Operating Subsidiaries are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety. The Partnership's Laurel subsidiary operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission. The Partnership's Wood River subsidiary operates a pipeline in intrastate service in Illinois and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

FERC Rate Regulation

        The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index (currently the change in the Producer Price Index ("PPI") plus 1.3%) that FERC believes reflects cost changes appropriate for application to pipeline rates. Under FERC's rules, as an alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. The final rules became effective on January 1, 1995.

        The tariff rates of each of Wood River, BPL Transportation, Buckeye NGL and Norco are governed by the generic FERC index methodology, and therefore are subject to change annually according to the index. If PPI +1.3% were to be negative, then Wood River, BPL Transportation, Buckeye NGL and Norco could be required to reduce their rates if they exceed the new maximum allowable rate. Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC's standards. For example, at December 31, 2007, PPI + 1.3% was calculated to be 5.2%.

        In addition, FERC had a longstanding rule that pass-through entities, like the Partnership and the Operating Subsidiaries, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates that are based on their cost of service. (Buckeye believes only a small percentage of the Partnership's limited partnership units are held by corporations.) Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, the FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity's public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity's partners. Whether a pipeline's owners have an actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. This policy was applied by FERC in June 2005 with an order involving an unrelated pipeline limited partnership ("2005 Policy Statement"). FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the ultimate owners of those interests had an actual or potential income tax obligation during the periods at issue. In December 2005, FERC reaffirmed its new income tax allowance policy as it applied to that pipeline. On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming FERC's 2005 Policy Statement, and on August 20, 2007, denied requests for rehearing. On December 26, 2007, FERC issued an order on remand reaffirming and clarifying its 2005 Policy Statement. In orders concurrently issued, FERC further found that complaints against oil pipeline rates challenging its income tax policy, as clarified, would not be considered.

        A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of the Operating Subsidiaries. Whether a pipeline's ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. If a challenge were brought and FERC were to find that some of the indexed rates exceed either the maximum allowable rate or levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, the Partnership's results of operations and cash flows could be adversely affected.

        Buckeye Pipe Line's rates are governed by an exception to the rules discussed above, pursuant to specific FERC authorization. Buckeye Pipe Line's market-based rate regulation program was initially approved by FERC in March 1991 and was subsequently extended in 1994. Under this program, in markets where Buckeye Pipe Line does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15% over any two-year period, and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2%. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye Pipe Line was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume-weighted average rate increase in markets where Buckeye Pipe Line does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume-weighted average rate decrease in markets where Buckeye Pipe Line does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye Pipe Line's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye Pipe Line has acquired significant market power in markets previously found to be competitive.

        The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line's program. BGH cannot predict the impact that any change to Buckeye Pipe Line's rate program would have on Buckeye Pipe Line's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

Environmental Regulation

        The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although Buckeye believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters."

        The Oil Pollution Act of 1990 ("OPA") amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to petroleum product spills into navigable waters. The

OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for the discharge of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground.

        Contamination resulting from spills or releases of refined petroleum products sometimes occurs in the petroleum pipeline industry. The Operating Subsidiaries' pipelines cross numerous navigable rivers and streams. Although Buckeye believes that the Operating Subsidiaries comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.

        The Resource Conservation and Recovery Act ("RCRA"), as amended, establishes a comprehensive program of regulation of "hazardous wastes." Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes typically generated by pipeline operations are considered "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could have a material adverse effect on the Partnership's maintenance capital expenditures and operating expenses.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate "hazardous substances." As a result, to the extent a hazardous substance generated by the Operating Subsidiaries or their predecessors may have been released or disposed of in the past, the Operating Subsidiaries may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency ("EPA"), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Subsidiaries may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Subsidiaries may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

        The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the "Amendments"), imposes controls on the emission of pollutants into the air. The Amendments required states to develop facility-wide permitting programs over the past several years to comply with new federal programs. Existing operating and air-emission requirements like those currently imposed on the Operating Subsidiaries are being reviewed by appropriate state agencies in connection with the new facility-wide permitting program. It is possible that new or more stringent controls will be imposed on the Operating Subsidiaries through this program.

        The Operating Subsidiaries are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

Pipeline and Terminal Maintenance and Safety Regulation

        The pipelines operated by the Operating Subsidiaries are subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA"), which governs the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

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

        HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks were required to be qualified under the program by October 28, 2002. The Partnership filed its written plan and has qualified its employees and contractors as required and requalified the employees under its plan in 2005. On March 31, 2001, DOT's rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective. This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop "Baseline Assessment Plans" for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in intervals not to exceed five years. The Partnership has implemented an Integrity Management Program in compliance with the requirements of this rule.

        In December 2002, the Pipeline Safety Improvement Act of 2002 ("PSIA") became effective. The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press. Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation. The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. The Partnership implemented a public education program that complies with these requirements and the requirements of the American Petroleum Institute Recommended Practice 1162.

        The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 ("PIPES Act"), which became effective on December 24, 2006, among other things, reauthorized HLPSA, strengthened damage prevention measures designed to protect pipelines from excavation damage, removed the exemption from regulation of pipelines operating at less than 20 percent of maximum yield strength in rural areas, and required pipeline operators to manage human factors in pipeline control centers, including controller fatigue. While the PIPES Act imposed additional operating requirements on pipeline operators, the Partnership does not believe that the costs of compliance with the PIPES Act are material.

        In 2007, following the discovery and subsequent arrests related to a threatened terrorist attack on jet fuel facilities at JFK Airport, including the Partnership's associated pipelines, the State of New York enacted legislation requiring the New York State Office of Homeland Security ("OHS") to periodically assess security risks of certain "critical infrastructure" including aviation fuel facilities and to make recommendations to ensure their security. It also authorizes the New York State Public Service Commission to promulgate regulations to implement the OHS recommendations. At this time, the Partnership does not believe that the costs of any new security requirements in New York State will be material.

        The Partnership also has certain contractual obligations to Shell for testing and maintenance of certain of the pipelines that the Partnership acquired from Shell in October 2004. In 2003, Shell entered into a consent decree with the EPA arising out of a June 1999 incident unrelated to the assets acquired by the Partnership. The consent decree included requirements for testing and maintenance of two of the pipelines acquired from Shell, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. In the purchase agreement with Shell, the Partnership agreed to perform, at its own expense, the work required of Shell under the consent decree on the purchased pipelines. The Partnership's obligations to Shell with respect to the consent decree extend to June 30, 2008. The Partnership is in compliance in all material respects with its obligations with respect to the consent decree as of the end of 2007.

        Buckeye believes that the Operating Subsidiaries currently comply in all material respects with HLPSA, the PSIA, the PIPES Act and other pipeline safety laws and regulations. However, the industry, including the Partnership, will incur additional pipeline and tank integrity expenditures in the future, and the Partnership is likely to incur increased operating costs based on these and other government regulations. During 2007, the Partnership's integrity expenditures for these programs were approximately $22.1 million, of which $11.2 million was capitalized and $10.9 million was expensed. The Partnership expects 2008 integrity expenditures for these programs to be approximately $29.4 million, of which approximately $16.5 million will be capitalized and $12.9 million will be expense.

        The Operating Subsidiaries are also subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that the Operating Subsidiaries' operations comply in all material respects with OSHA requirements, including general industry standards, record-keeping, hazard communication requirements, training and monitoring of occupational exposure to benzene, asbestos and other regulated substances.

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

Tax Considerations for Unitholders

        This section is a summary of material tax considerations that may be relevant to the holders ("Unitholders") of Common Units. It is based upon the Internal Revenue Code of 1986, as amended (the "Code"), regulations promulgated thereunder and current administrative rulings and court decisions, all of which are subject to change. Subsequent changes in such authorities may cause the tax consequences to vary substantially from the consequences described below. Unless the context otherwise requires, references in this section to "us," "we," or "our" are references to BGH.

        No attempt has been made in the following discussion to comment on all federal income tax matters affecting BGH or the Unitholders. Moreover, the discussion focuses on Unitholders who are individuals and who are citizens or residents of the United States and has only limited application to corporations, estates, trusts, non-resident aliens or other Unitholders subject to specialized tax treatment, such as tax-exempt institutions, foreign persons, individual retirement accounts, REITs or mutual funds.

        UNITHOLDERS ARE URGED TO CONSULT, AND SHOULD DEPEND ON, THEIR OWN TAX ADVISORS IN ANALYZING THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OR DISPOSITION OF COMMON UNITS.

Characterization of BGH for Tax Purposes

        A partnership is not a taxable entity and incurs no federal income tax liability. Instead, partners are required to take into account their respective allocable share of items of income, gain, loss and deduction of the partnership in computing their federal income tax liability, regardless of whether distributions are made. Distributions of cash by a partnership to a partner are generally not taxable unless the amount of cash distributed to a partner is in excess of the partner's tax basis in his partnership interest. Allocable shares of partnership tax items are generally determined by a partnership agreement. However, the IRS may disregard such an agreement in certain instances and re-determine the tax consequences of partnership operations to the partners.

        Section 7704 of the Code provides that publicly traded partnerships (such as BGH) will, as a general rule, be taxed as corporations. However, an exception to this rule, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year of the partnership's existence consists of "qualifying income." Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, and most importantly for Unitholders "income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber)," and gain from the sale or disposition of capital assets that produce such income. BGH's share of any such income from Buckeye also would constitute qualifying income to BGH.

        Buckeye is engaged primarily in the refined petroleum products transportation business. BGH believes that at least 90% or more of Buckeye's gross income constitutes, and has constituted, qualifying income and, accordingly, that Buckeye will continue to be classified as a partnership and not as a corporation for federal income tax purposes. BGH's only cash generating asset is its ownership interest in Buckeye GP, which owns general partner interests and incentive distributions rights in Buckeye and general partner interests in certain of Buckeye's Operating Subsidiaries. BGH believes that at least 90% or more of its gross income constitutes, and has constituted, qualifying income and, accordingly, that BGH will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

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

        If BGH were taxable as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, BGH's items of income, gain, loss and deduction would be reflected only on BGH's tax return rather than being passed through to the Unitholders, and BGH's net income would be taxed at corporate rates. Moreover, if Buckeye were taxable as a corporation in any taxable year, BGH's share of Buckeye's items of income, gain, loss and deduction would not be passed through to BGH, and Buckeye would pay tax on its income at corporate rates. If BGH or Buckeye were taxable as corporations, losses recognized by Buckeye would not flow through to BGH and losses recognized by BGH would not flow through to BGH's Unitholders, as the case may be. In addition, any distribution made by BGH to a Unitholder (or by Buckeye to BGH) would be treated as either taxable dividend income, to the extent of current or accumulated earnings and profits, or, in the absence of earnings and profits, a nontaxable return of capital, to the extent of the Unitholder's tax basis in his Common Units (or BGH's tax basis in BGH's aggregate interest in Buckeye), or taxable capital gain, after the Unitholder's tax basis in his Common Units (or BGH's tax basis in BGH's aggregate interest in Buckeye) is reduced to zero. Accordingly, taxation of either BGH or Buckeye as a corporation would result in a material reduction in a Unitholder's cash flow and after-tax return.

Flow-Through of Taxable Income

        BGH will not pay any federal income tax. Instead, each Unitholder will be required to report on his income tax return his share of BGH's income, gains, losses and deductions without regard to whether corresponding cash distributions are received by him. Consequently, BGH may allocate income to a Unitholder even if he has not received a cash distribution. Each Unitholder will be required to include in income his allocable share of BGH's income, gains, losses and deductions for BGH's taxable year ending with or within his taxable year. BGH's taxable year ends on December 31.

Treatment of BGH's Distributions

        Distributions by us to a Unitholder generally will not be taxable to the Unitholder for federal income tax purposes to the extent of his tax basis in his Common Units immediately before the distribution. BGH's cash distributions in excess of a Unitholder's tax basis generally will be considered to be a gain from the sale or exchange of the Common Units. Any reduction in a Unitholder's share of BGH's liabilities for which no partner, including MainLine Management, bears the economic risk of loss, known as "nonrecourse liabilities," will be treated as a distribution of cash to that Unitholder. To the extent BGH's distributions cause a Unitholder's "at risk" amount to be less than zero at the end of any taxable year, the Unitholder must recapture any losses deducted in previous years.

        A decrease in a Unitholder's percentage interest in BGH because of the issuance of additional Common Units will decrease his share of BGH's nonrecourse liabilities, and thus will result in a corresponding deemed distribution of cash. A non-pro rata distribution of money or property may result in ordinary income to a Unitholder, regardless of his tax basis in his Common Units, if the distribution reduces the Unitholder's share of BGH's "unrealized receivables," including depreciation recapture, and/or substantially appreciated "inventory items," both as defined in the Code, and collectively, "Section 751 Assets." To that extent, a Unitholder will be treated as having been distributed his proportionate share of the Section 751 Assets and having exchanged those assets with us in return for the non-pro rata portion of the actual distribution made to him. This latter deemed exchange will generally result in the Unitholder's realization of ordinary income, which will equal the excess of (1) the non-pro rata portion of that distribution over (2) the Unitholder's tax basis for the share of Section 751 Assets deemed relinquished in the exchange.

Basis of Common Units

        A new Unitholder will have an initial tax basis for its Common Units equal to the amount paid for the Common Units plus its share of BGH's liabilities. A Unitholder's tax basis will be increased by his share of BGH's income and by any increase in his share of BGH's liabilities. A Unitholder's tax basis will be decreased, but not below zero, by its share of BGH's distributions, by its share of BGH's losses, by any decrease in its share of BGH's liabilities and by its share of BGH's expenditures that are not deductible in computing BGH's taxable income and are not required to be capitalized.

Loss Limitations

        The deduction by a Unitholder of his share of BGH's losses will be limited to the tax basis in his Common Units and, in the case of an individual Unitholder, a Unitholder that is a trust or estate, or a corporate Unitholder, if more than 50% of the value of the corporate Unitholder's stock is owned directly or indirectly by five or fewer individuals or some tax-exempt organizations, to the amount for which the Unitholder is considered to be "at risk" with respect to BGH's activities, if that is less than his tax basis. A Unitholder must recapture losses deducted in previous years to the extent that distributions cause his at risk amount to be less than zero at the end of any taxable year. Losses disallowed to a Unitholder or recaptured as a result of these limitations will carry forward and will be allowable to the extent that his tax basis or at risk amount, whichever is the limiting factor, is subsequently increased. Upon the taxable disposition of a Common Unit, any gain recognized by a Unitholder can be offset by losses that were previously suspended by the at risk limitation but may not be offset by losses suspended by the basis limitation. Any excess loss above that gain previously suspended by the at risk or basis limitations is no longer utilizable.

        In general, a Unitholder will be at risk to the extent of the tax basis of his Common Units, excluding any portion of that basis attributable to his share of BGH's nonrecourse liabilities, reduced by any amount of money he borrows to acquire or hold his Common Units, if the lender of those borrowed funds owns an interest in BGH, is related to the Unitholder or can look only to the Common Units for repayment. A Unitholder's at risk amount will increase or decrease as the tax basis of the Unitholder's Common Units increases or decreases, other than tax basis increases or decreases attributable to increases or decreases in his share of BGH's nonrecourse liabilities.

        The passive loss limitations generally provide that individuals, estates, trusts and some closely-held corporations and personal service corporations can deduct losses from passive activities, which are generally corporate or partnership activities in which the taxpayer does not materially participate, only to the extent of the taxpayer's income from those activities. The passive loss limitations are applied separately with respect to each publicly traded partnership. However, the application of the passive loss limitations to tiered publicly traded partnerships is uncertain. BGH will take the position that any passive losses BGH generates that are reasonably allocable to BGH's investment in Buckeye will only be available to offset BGH's passive income generated in the future that is reasonably allocable to BGH's investment in Buckeye and will not be available to offset income from other passive activities or investments, including other investments in private businesses or investments BGH may make in other publicly traded partnerships, such as Buckeye, or salary or active business income. Further, a Unitholder's share of BGH's net income may be offset by any suspended passive losses from the Unitholder's investment in BGH, but may not be offset by the Unitholder's current or carryover losses from other passive activities, including those attributable to other publicly traded partnerships. Passive losses that are not deductible because they exceed a Unitholder's share of income BGH generates may be deducted in full when he disposes of his entire investment in us in a fully taxable transaction with an unrelated party.

        The IRS could take the position that for purposes of applying the passive loss limitation rules to tiered publicly traded partnerships, such as Buckeye and BGH, the related entities are treated as one publicly traded partnership. In that case, any passive losses generated by BGH would be available to offset income from a Unitholder's investment in Buckeye. However, passive losses that are not deductible because they exceed a Unitholder's share of income generate by BGH would not be deductible in full until a Unitholder disposes of his entire investment in both BGH and Buckeye in a fully taxable transaction with an unrelated party.

        The passive loss rules are applied after other applicable limitations on deductions, including the at risk rules and the basis limitation.

Deductibility of Interest Expense

        The deductibility of a non-corporate taxpayer's "investment interest expense" is generally limited to the amount of that taxpayer's "net investment income." Investment interest expense includes:

  •
  interest on indebtedness properly allocable to property held for investment;

  •
  BGH's interest expense attributed to portfolio income; and

  •
  the portion of interest expense incurred to purchase or carry an interest in a passive activity to the extent attributable to portfolio income.

        The computation of a Unitholder's investment interest expense will take into account interest on any margin account borrowing or other loan incurred to purchase or carry a unit. Net investment income includes gross income from property held for investment and amounts treated as portfolio income under the passive loss rules, less deductible expenses, other than interest, directly connected with the production of investment income, but generally does not include gains attributable to the disposition of property held for investment. The IRS has indicated that net passive income earned by a publicly traded partnership will be treated as investment income to its Unitholders. In addition, the Unitholder's share of BGH's portfolio income will be treated as investment income.

Entity Level Collections

        If BGH is required or elects under applicable law to pay any federal, state, local or foreign income tax on behalf of any Unitholder or its general partner or any former Unitholder, BGH is authorized to pay those taxes from BGH's funds. That payment, if made, will be treated as a distribution of cash to the Unitholder on whose behalf the payment was made. If the payment is made on behalf of a person whose identity cannot be determined, BGH is authorized to treat the payment as a distribution to all current Unitholders. BGH is authorized to amend its partnership agreement in the manner necessary to maintain uniformity of intrinsic tax characteristics of the Common Units and to adjust later distributions, so that after giving effect to these distributions, the priority and characterization of distributions otherwise applicable under its partnership agreement is maintained as nearly as is practicable. Payments by BGH as described above could give rise to an overpayment of tax on behalf of an individual Unitholder in which event the Unitholder would be required to file a claim in order to obtain a credit or refund.

Allocation of Income, Gain, Loss and Deduction

        In general, if BGH has a net profit, its items of income, gain, loss and deduction will be allocated among BGH's Unitholders in accordance with their percentage interests in BGH. If BGH has a net loss for the entire year, that loss will be allocated to the Unitholders in accordance with their percentage interests in BGH to the extent of their positive capital accounts.

        Specified items of BGH's income, gain, loss and deduction will be allocated to account for the difference between the tax basis and fair market value of BGH's assets at the time of the initial offering of its Common Units, referred to in this discussion as "Contributed Property." The effect of these allocations to a Unitholder purchasing Common Units will be essentially the same as if the tax basis of BGH's assets were equal to their fair market value at the time of the initial offering of the Common Units. In addition, items of recapture income will be allocated to the extent possible to the partner who was allocated the deduction giving rise to the treatment of that gain as recapture income in order to minimize the recognition of ordinary income by some Unitholders. Finally, although BGH does not expect that its operations will result in the creation of negative capital accounts, if negative capital accounts nevertheless result, items of its income and gain will be allocated in an amount and manner to eliminate the negative balance as quickly as possible.

        An allocation of items of BGH's income, gain, loss or deduction, other than an allocation required by the Code to eliminate the difference between a partner's "book" capital account, credited with the fair market value of Contributed Property, and "tax" capital account, credited with the tax basis of Contributed Property, referred to in this discussion as the "Book-Tax Disparity," will generally be given effect for federal income tax purposes in determining a partner's share of an item of income, gain, loss or deduction only if the allocation has substantial economic effect. In any other case, a Unitholder's share of an item will be determined on the basis of his interest in BGH, which will be determined by taking into account all the facts and circumstances, including:

  •
  his relative contributions to BGH;

  •
  the interests of all the Unitholders in profits and losses;

  •
  the interest of all the Unitholders in cash flow; and

  •
  the rights of all the Unitholders to distributions of capital upon liquidation.

Treatment of Short Sales

        A Unitholder whose Common Units are loaned to a "short seller" to cover a short sale of Common Units may be considered as having disposed of those Common Units. If so, the Unitholder would no longer be treated for tax purposes as a partner for those Common Units during the period of the loan and may recognize gain or loss from the disposition. As a result, during this period:

  •
  any of BGH's income, gain, loss or deduction with respect to those units would not be reportable by the Unitholder;

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

Alternative Minimum Tax

        Each Unitholder will be required to take into account his distributive share of any items of BGH's income, gain, loss or deduction for purposes of the alternative minimum tax. The current minimum tax rate for noncorporate taxpayers is 26% on the first $175,000 of alternative minimum taxable income in excess of the exemption amount and 28% on any additional alternative minimum taxable income. Unitholders are urged to consult with their tax advisors as to the impact of an investment in units on their liability for the alternative minimum tax.

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

Section 754 Election

        BGH will make the election permitted by Section 754 of the Code. This election is irrevocable without the consent of the IRS. The election will generally permit BGH to adjust a Common Unit purchaser's tax basis in BGH's assets ("inside basis") under Section 743(b) of the Code to reflect his purchase price. This election does not apply to a person who purchases Common Units directly from us. The Section 743(b) adjustment belongs to the purchaser and not to other Unitholders. For purposes of this discussion, a Unitholder's inside basis in BGH's assets will be considered to have two components: (1) his share of BGH's tax basis in BGH's assets ("common basis") and (2) his Section 743(b) adjustment to that basis.

        A Section 754 election is advantageous if the transferee's tax basis in his Common Units is higher than the Common Units' share of the aggregate tax basis of BGH's assets immediately prior to the transfer. In that case, as a result of the election, the transferee would have, among other items, a greater amount of depreciation and depletion deductions and his share of any gain or loss on a sale of BGH's assets would be less. Conversely, a Section 754 election is disadvantageous if the transferee's tax basis in his Common Units is lower than those Common Units' share of the aggregate tax basis of BGH's assets immediately prior to the transfer. A basis adjustment is required regardless of whether a Section 754 election is made in the case of a transfer of an interest in BGH if BGH has a substantial built-in loss immediately after the transfer, or if BGH distributes property and has a substantial basis reduction. Generally a built-in loss or a basis reduction is substantial if it exceeds $250,000.

        The calculations involved in the Section 754 election are complex and will be made on the basis of assumptions as to the value of BGH's assets and other matters. There is no assurance that the determinations made by BGH will prevail if challenged by the IRS and that the deductions resulting from them will not be reduced or disallowed altogether.

Accounting Method and Taxable Year

        BGH uses the year ending December 31 as its taxable year and the accrual method of accounting for federal income tax purposes. Each Unitholder will be required to include in income his share of BGH's income, gain, loss and deduction for its taxable year ending within or with the Unitholder's taxable year. In addition, a Unitholder who has a taxable year ending on a date other than December 31 and who disposes of all of his Common Units following the close of BGH's taxable year but before the close of the Unitholder's taxable year must include his share of BGH's income, gain, loss and deduction in income for his taxable year, with the result that he will be required to include in income for his taxable year his share of more than one year of BGH's income, gain, loss and deduction.

Tax Treatment of Operations

        BGH uses the adjusted tax basis of its various assets for purposes of computing depreciation and cost recovery deductions and gain or loss on any disposition of such assets. If BGH or Buckeye disposes of depreciable property, all or a portion of any gain may be subject to the recapture rules and taxed as ordinary income rather than capital gain.

        The costs incurred in selling BGH's units (i.e., syndication expenses) must be capitalized and cannot be deducted by BGH currently, ratably or upon BGH's termination. Uncertainties exist regarding the classification of costs as organization expenses, which may be amortized, and as syndication expenses, which may not be amortized. Underwriters' discounts and commissions are treated as syndication costs.

Valuation of Properties

        The federal income tax consequences of the ownership and disposition of Common Units will depend in part on BGH's estimates of the relative fair market values, and the initial tax bases, of BGH's assets and Buckeye's assets. BGH will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Unitholders might change, and Unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Disposition of Common Units

        Gain or loss will be recognized on a sale of Common Units equal to the difference between the amount realized and the Unitholder's tax basis for the Common Units sold. A Unitholder's amount realized will be measured by the sum of the cash or the fair market value of other property received by him plus his share of BGH's nonrecourse liabilities. Because the amount realized includes a Unitholder's share of BGH's nonrecourse liabilities, the gain recognized on the sale of Common Units could result in a tax liability in excess of any cash received from the sale.

        Prior distributions from BGH in excess of cumulative net taxable income for a unit that decreased a Unitholder's tax basis in that Common Unit will, in effect, become taxable income if the Common Unit is sold at a price greater than the Unitholder's tax basis in that Common Unit, even if the price received is less than the Unitholder's original cost.

        Except as noted below, gain or loss recognized by a Unitholder, other than a "dealer" in Common Units, on the sale or exchange of a Common Unit held for more than one year will generally be taxable as capital gain or loss. Capital gain recognized by an individual Unitholder on the sale of Common Units held more than 12 months will generally be taxed at a maximum rate of 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010). However, a portion of this gain or loss will be separately computed and taxed as ordinary income or loss under Section 751 of the Code to the extent attributable to assets giving rise to depreciation recapture or other "unrealized receivables" or to "inventory items" of BGH or Buckeye. The term "unrealized receivables" includes potential recapture items, including depreciation recapture. Ordinary income attributable to unrealized receivables, inventory items and depreciation recapture may exceed net taxable gain realized upon the sale of a Common Unit and may be recognized even if there is a net taxable loss realized on the sale of a Common Unit. Thus, a Unitholder may recognize both ordinary income and a capital loss upon a sale of Common Units. Net capital losses may offset capital gains and no more than $3,000 of ordinary income, in the case of individuals, and may only be used to offset capital gains in the case of corporations.

        The IRS has ruled that a partner who acquires interests in a partnership in separate transactions must combine those interests and maintain a single adjusted tax basis for all those interests. Upon a sale or other disposition of less than all of those interests, a portion of that tax basis must be allocated to the interests sold using an "equitable apportionment" method. Treasury Regulations under Section 1223 of the Code allow a selling Unitholder who can identify Common Units transferred with an ascertainable holding period to elect to use the actual holding period of the Common Units transferred. Thus, according to the ruling, a Unitholder will be unable to select high or low basis Common Units to sell as would be the case with corporate stock, but, according to the regulations, may designate specific Common Units sold for purposes of determining the holding period of units transferred. A Unitholder electing to use the actual holding period of Common Units transferred must consistently use that identification method for all subsequent sales or exchanges of Common Units. A Unitholder considering the purchase of additional Common Units or a sale of Common Units purchased in separate transactions is urged to consult his tax advisor as to the possible consequences of this ruling and application of the regulations.

        Specific provisions of the Code affect the taxation of some financial products and securities, including partnership interests, by treating a taxpayer as having sold an "appreciated" partnership interest, one in which gain would be recognized if it were sold, assigned or terminated at its fair market value, if the taxpayer or related persons enter(s) into:

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

Allocations Between Transferors and Transferee

        In general, BGH's taxable income and losses will be determined annually, will be prorated on a monthly basis and will be subsequently apportioned among the Unitholders in proportion to the number of Common Units owned by each of them as of the opening of the applicable exchange on the first business day of the month (the "Allocation Date"). However, gain or loss realized on a sale or other disposition of BGH's assets other than in the ordinary course of business will be allocated among the Unitholders on the Allocation Date in the month in which that gain or loss is recognized. As a result, a Unitholder transferring Common Units may be allocated income, gain, loss and deduction realized after the date of transfer.

        The use of this method may not be permitted under existing Treasury Regulations. If this method is not allowed under the Treasury Regulations, or only applies to transfers of less than all of the Unitholder's interest, BGH's taxable income or losses might be reallocated among the Unitholders. BGH is authorized to revise its method of allocation between Unitholders, as well as Unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

        A Unitholder who owns Common Units at any time during a quarter and who disposes of them prior to the record date set for a cash distribution for that quarter will be allocated items of BGH's income, gain, loss and deductions attributable to that quarter but will not be entitled to receive that cash distribution.

Notification Requirements

        A Unitholder who sells any of its Common Units is generally required to notify BGH in writing of that sale within 30 days after the sale (or, if earlier, January 15 of the year following the sale). A purchaser of such Common Units who purchases the Common Units from another Unitholder is also generally required to notify BGH in writing of that purchase within 30 days after the purchase. Upon receiving such notifications, BGH is required to notify the IRS of that transaction and to furnish specified information to the transferor and transferee. Failure to notify BGH of a purchase may, in some cases, lead to the imposition of penalties. However, these reporting requirements do not apply to a sale by an individual who is a citizen of the United States and who effects the sale or exchange through a broker who will satisfy such requirements. Failure to satisfy these reporting obligations may lead to the imposition of substantial penalties imposed by the IRS.

Constructive Termination

        BGH will be considered to have been terminated for federal tax purposes if there is a sale or exchange of 50% or more of the total interests in BGH's capital and profits within a twelve-month period. A constructive termination results in the closing of BGH's taxable year for all Unitholders. In the case of a Unitholder reporting on a taxable year other BGH's taxable year, the closing of BGH's taxable year may result in more than twelve months of BGH's taxable income or loss being includable in his taxable income for the year of termination. A constructive termination could result in an increase in the amount of taxable income to be allocated to BGH's Unitholders if the termination results in a termination of Buckeye. BGH would be required to make new tax elections after a termination, including a new election under Section 754 of the Code, and a termination could result in a deferral of BGH's deductions for depreciation. A termination could also result in penalties if BGH were unable to determine that the termination had occurred. Moreover, a termination might either accelerate the application of, or subject BGH to, any tax legislation enacted before the termination.

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

Unrelated Business Taxable Income

        Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. MainLine Management believes that substantially all of BGH's gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of BGH's deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity's taxable unrelated business income. ACCORDINGLY, TAX-EXEMPT ENTITIES SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS OF THEIR OWNERSHIP OF COMMON UNITS.

Foreign Unitholders

        Non-resident aliens and foreign corporations, trusts or estates that own Common Units will be considered to be engaged in business in the United States because of the ownership of Common Units. As a consequence, they will be required to file federal tax returns to report their share of BGH's income, gain, loss or deduction and pay federal income tax at regular rates on their share of BGH's net income or gain. Moreover, under rules applicable to publicly traded partnerships, BGH withholds at the highest applicable effective tax rate from cash distributions made quarterly to foreign Unitholders. Each foreign Unitholder must obtain a taxpayer identification number from the IRS and submit that number to BGH's transfer agent on a Form W-8BEN or applicable substitute form in order to obtain credit for these withholding taxes. A change in applicable law may require BGH to change these procedures.

        In addition, because a foreign corporation that owns Common Units will be treated as engaged in a United States trade or business, that corporation may be subject to the United States branch profits tax at a rate of 30%, in addition to regular federal income tax, on its share of BGH's income and gain, as adjusted for changes in the foreign corporation's "U.S. net equity," which are effectively connected with the conduct of a United States trade or business. That tax may be reduced or eliminated by an income tax treaty between the United States and the country in which the foreign corporate Unitholder is a "qualified resident." In addition, this type of Unitholder is subject to special information reporting requirements under Section 6038C of the Code.

        In a published ruling, the IRS has taken the position that gain realized by a foreign partner who sells or otherwise disposes of a limited partner unit will be treated as effectively connected with a United States trade or business of the foreign partner, and thus subject to federal income tax, to the extent that such gain is attributable to appreciated personal property used by the limited partnership in a United States trade or business. Moreover, a foreign partner is subject to federal income tax on gain realized on the sale or disposition of a Common Unit to the extent that such gain is attributable to appreciated United States real property interests; however, a foreign Unitholder will not be subject to federal income tax under this rule unless such foreign Unitholder has owned more than 5% in value of BGH's Common Units during the five-year period ending on the date of the sale or disposition, provided the Common Units are regularly traded on an established securities market at the time of the sale or disposition.

Regulated Investment Companies

        A regulated investment company, or "mutual fund," is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources, and net income derived from the ownership of an interest in a "qualified publicly traded partnership." BGH expects that it will meet the definition of a "qualified publicly traded partnership."

State Tax Treatment

        During 2007, Buckeye owned property or conducted business in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas and Wisconsin. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that BGH withhold a percentage of income attributable to Buckeye operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

        A new entity level tax on the portion of Buckeye's income that is generated in Texas began in Buckeye's tax year ending in 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of Buckeye's gross income apportioned to Texas. Imposition of this tax on Buckeye by Texas will reduce the cash available for distribution to Unitholders, although such amount will not have a material effect on Buckeye's financial statements.

        Michigan enacted new tax legislation in July 2007. Beginning January 1, 2008, Buckeye will be subject to entity level tax on gross receipts and business income. Buckeye is still evaluating the impact of this new tax legislation on the cash available for distribution to our Unitholders, although Buckeye does not expect it to be a material amount.

Available Information

        BGH files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The public can obtain any documents that BGH files with the SEC at http://www.sec.gov. BGH also makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through BGH's Internet website, www.buckeyegpholdings.com. BGH is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        You can also find information about BGH at the offices of the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site at www.nyse.com. The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of BGH provided such certification to the NYSE in 2007 without qualification. In addition, the certifications of MainLine Management's Chief Executive Officer and Acting Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to BGH's Annual Report on Form 10-K.

Item 1A.    Risk Factors

        In this Item 1A, references to "we", "us" and "our" mean Buckeye GP Holdings L.P., and its consolidated subsidiaries. References to "Buckeye" or the "Partnership" mean Buckeye Partners, L.P. and its consolidated subsidiaries.

Risks Inherent in our Dependence on Distributions from Buckeye

Our primary cash-generating assets are our general partner interests in Buckeye, which consist primarily of general partner units and the incentive distribution rights in Buckeye. Our cash flow is, therefore, directly dependent upon the ability of Buckeye to make cash distributions to its partners.

        The amount of cash that Buckeye can distribute to its partners each quarter, including the amount of incentive distributions, principally depends upon the amount of cash Buckeye generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  fluctuations in prices for refined petroleum and natural gas products and overall demand for such products in the United States in general, and in Buckeye's service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect petroleum product prices and demand);

  •
  changes in laws and regulations, including environmental, safety and tax laws and regulations and the regulation of Buckeye's tariff rates;

  •
  liability for environmental claims;

  •
  availability and cost of insurance on Buckeye's assets and operations;

  •
  shut-downs or cutbacks at major refineries that supply petroleum products transported on Buckeye's pipelines or stored in Buckeye's terminals;

  •
  deterioration in Buckeye's labor relations;

  •
  prevailing economic conditions; and

  •
  disruptions to the air travel system.

        In addition, the actual amount of cash Buckeye will have available for distribution will depend on other factors, some of which are beyond its control, including:

  •
  the level of capital expenditures it makes;

  •
  the availability, if any, and cost of acquisitions;

  •
  debt service requirements;

  •
  fluctuations in working capital needs;

  •
  restrictions on distributions contained in Buckeye's credit facility and senior notes;

  •
  Buckeye's ability to borrow under its revolving credit facility; and

  •
  the amount, if any, of cash reserves established by Buckeye's general partner, Buckeye GP, in its discretion for the proper conduct of Buckeye's business.

        Because of these factors, Buckeye may not have sufficient available cash each quarter to continue to pay distributions at the level of its most recent quarterly distribution of $0.8375 per limited partner unit ("LP Units"), or any other amount. You should also be aware that the amount of cash that Buckeye has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Buckeye may be able to make cash distributions during periods when Buckeye records losses and may not be able to make cash distributions during periods when Buckeye records net income. Please read "Risk Factors—Risks Inherent in Buckeye's Business" for a discussion of risks affecting Buckeye's ability to generate cash flow.

A reduction in Buckeye's distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

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

Our right to receive incentive distributions will terminate if Buckeye's general partner is removed.

        Our right to receive incentive distributions will terminate if Buckeye GP is removed as general partner of Buckeye, effective upon the date of such removal.

Buckeye may issue additional LP Units or other equity securities, which may increase the risk that Buckeye will not have sufficient available cash to maintain or increase its cash distribution level per LP Unit.

        Because Buckeye distributes to its partners most of the cash generated by its operations, it relies primarily upon external financing sources, including debt and equity issuances, to fund its acquisitions and expansion capital expenditures. Accordingly, Buckeye has wide latitude to issue additional LP Units on terms and conditions established by Buckeye GP. We receive cash distributions from Buckeye and its subsidiary operating partnerships on the general partner interests and incentive distribution rights that we own. Because most of the cash we receive from Buckeye is attributable to our ownership of the incentive distribution rights, payment of distributions on additional LP Units may increase the risk that Buckeye will be unable to maintain or increase its quarterly cash distribution per LP Unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our Unitholders.

In the future, we may not have sufficient cash to maintain the level of our quarterly distributions.

        Because our primary source of operating cash flow consists of cash distributions from Buckeye, the amount of distributions we are able to make to our Unitholders may fluctuate based on the level of distributions Buckeye makes to its partners, including us. Buckeye may not continue to make quarterly distributions at its current level of $0.8375 per LP Unit, or may not distribute any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if Buckeye increases or decreases distributions to us, the timing and amount of such changes in our distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Buckeye. Factors such as reserves established by the board of directors of our general partner for our estimated general and administrative expenses of being a public company as well as other operating expenses, reserves to satisfy our debt service requirements, if any, and reserves for future distributions by us may affect the distributions we make to our Unitholders. Prior to making any distributions to our Unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could reduce the amount of available cash that we have to make distributions to our Unitholders.

Buckeye's practice of distributing all of its available cash may limit its ability to grow, which could impact distributions to us and the available cash that we have to distribute to our Unitholders.

        Because our primary cash-generating assets are general partner interests in Buckeye, including the incentive distribution rights, our growth will be dependent upon Buckeye's ability to increase its quarterly cash distributions. Buckeye has historically distributed to its partners most of the cash generated by its operations. As a result, it relies primarily upon external financing sources, including debt and equity issuances, to fund its acquisitions and expansion capital expenditures. Accordingly, to the extent Buckeye is unable to finance growth externally, its ability to grow will be impaired because it distributes substantially all of its available cash. Also, if Buckeye incurs additional indebtedness to finance its growth, the increased interest expense associated with such indebtedness may reduce the amount of available cash that we can distribute to you.

Restrictions in Buckeye's credit facility could limit its ability to make distributions to us.

        Buckeye's credit facility contains covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to us. The facility also contains covenants requiring Buckeye to maintain certain financial ratios. Buckeye is prohibited from making any distribution to Unitholders if such distribution would cause an event of default or otherwise violate a covenant under this facility. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—The Partnership" for more information about Buckeye's credit facility.

Risks Inherent in Buckeye's Business

        Because we are directly dependent on the distributions we receive from Buckeye, risks to Buckeye's operations are also risks to us. We have set forth below risks to Buckeye's business and operations, the occurrence of which could negatively impact Buckeye's financial performance and decrease the amount of cash it is able to distribute to us.

Changes in refined petroleum products demand and distribution may adversely affect Buckeye's business.

        Demand for the services provided by Buckeye's Operating Subsidiaries depends upon the demand for refined petroleum products in the regions served. Prevailing economic conditions, price and weather affect the demand for refined petroleum products. Changes in transportation and travel patterns in the areas served by Buckeye's pipelines also affect the demand for refined petroleum products because a substantial portion of the refined petroleum products transported by Buckeye's pipelines and throughput at its terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for refined petroleum products, the business of Buckeye's Operating Subsidiaries would be particularly susceptible to adverse effects because they operate without the benefit of either exclusive franchises from government entities or long-term contracts.

        In addition, in December 2007, Congress enacted the "Energy Independence and Security Act of 2007," which, among other provisions, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may have the impact over time of offsetting projected increases or reducing the demand for refined petroleum products in certain markets, particularly gasoline. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

        Energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies also could adversely affect Buckeye's business. We cannot predict or control the effect of each of these factors on Buckeye or us.

Certain of Buckeye's pipeline operations charge tariff rates which are subject to regulation and change by FERC.

        Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and Norco are interstate common carriers regulated by the FERC under the Interstate Commerce Act and the Department of Energy Organization Act. The FERC's primary ratemaking methodology is price indexing. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

        The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye NGL and Norco. The indexing method presently allows a pipeline to increase its rates by a percentage equal to the change in the annual producer price index for finished goods ("PPI") plus 1.3%. If the change in PPI +1.3% were to be negative, Buckeye could be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye NGL and Norco if they exceed the new maximum allowable rate. In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus hampering Buckeye's ability to recover its costs. Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC's standards.

        Buckeye Pipe Line presently is authorized to charge rates set by market forces, subject to limitations, rather than by reference to costs historically incurred by the pipeline, in 15 regions and metropolitan areas. The Buckeye Pipe Line program is an exception to the generic oil pipeline regulations the FERC issued under the Energy Policy Act of 1992. The generic rules rely primarily on the index methodology described above.

        The Buckeye Pipe Line rate program was reevaluated by the FERC in July 2000, and was allowed to continue with no material changes. We cannot predict the impact, if any, that a change in the FERC's method of regulating Buckeye Pipe Line would have on Buckeye's operations, financial condition, results of operations, or cash flows.

Buckeye's partnership status may be a disadvantage to it in calculating cost of service for rate-making purposes.

        In the past, the FERC ruled that pass-through entities, like Buckeye, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates that are based on their cost of service. Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, the FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. The FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity's public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity's partners. Whether a pipeline's ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. This policy was applied by the FERC in June 2005 with an order involving an unrelated pipeline limited partnership ("2005 Policy Statement"). The FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential income tax obligation during the periods at issue. In December 2005, the FERC reaffirmed its new income tax allowance policy as it applied to that pipeline. On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming the FERC's 2005 Policy Statement, and on August 20, 2007, denied requests for rehearing. On December 26, 2007, the FERC issued an order on remand reaffirming and clarifying its 2005 Policy Statement. In orders concurrently issued, the FERC further found that complaints against oil pipeline rates challenging its income tax policy, as clarified, would not be considered.

        A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of Buckeye's Operating Subsidiaries. Whether a pipeline's ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. If a challenge were brought and the FERC were to find that some of the indexed rates exceed levels justified by the cost of service, the FERC could order a reduction in the indexed rates and could require reparations. As a result, Buckeye's results of operations could be adversely affected.

Environmental regulation may impose significant costs and liabilities on Buckeye.

        Buckeye's Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial environmental liabilities are inherent in Buckeye's operations, and Buckeye cannot make any assurances that Buckeye's Operating

Subsidiaries will not incur material environmental liabilities. Additionally, Buckeye's costs could increase significantly and Buckeye could face substantial liabilities, if, among other developments:

  •
  environmental laws, regulations and enforcement policies become more rigorous; or

  •
  claims for property damage or personal injury resulting from the operations of the Operating Subsidiaries are filed.

Existing or future state or federal government regulations relating to certain chemicals or additives in gasoline or diesel fuel could require capital expenditures or result in lower pipeline volumes and thereby adversely affect Buckeye's results of operations and cash flows, thereby reducing Buckeye's ability to make distributions to Unitholders, including us.

        Changes made to governmental regulations governing the components of refined petroleum products may necessitate changes to Buckeye's pipelines and terminals which may require significant capital expenditures or result in lower pipeline volumes. For example, the increasing use of ethanol as a fuel additive, which is blended with gasoline at product terminals, may lead to reduced pipeline volumes and revenue which may not be totally offset by increased terminal blending fees Buckeye may receive at its terminals.

Department of Transportation regulations may impose significant costs and liabilities on Buckeye.

        Buckeye's pipeline operations are subject to regulation by the United States Department of Transportation. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas, or commercially navigable waterways. In response to these regulations, Buckeye's Operating Subsidiaries conduct pipeline integrity tests on an ongoing and regular basis. Depending on the results of these integrity tests, Buckeye's Operating Subsidiaries could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.

Terrorist attacks could adversely affect Buckeye's business.

        Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation's pipeline infrastructure, may be the future target of terrorist organizations. These developments have subjected Buckeye's operations to increased risks. Any future terrorist attack on Buckeye's facilities, those of Buckeye's customers and, in some cases, those of other pipelines, refineries or terminals, could significantly disrupt Buckeye's operations, require substantial expenditures for replacement and repair of pipelines, refineries or terminals or otherwise have a material adverse effect on Buckeye's business.

Buckeye's operations are subject to operational hazards and unforeseen interruptions for which Buckeye may not be insured.

        Buckeye's operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond Buckeye's control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in Buckeye's operations. Buckeye's Operating Subsidiaries' operations are currently covered by property, casualty, workers' compensation and environmental insurance policies. In the future, however, Buckeye may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If Buckeye were to incur a significant liability for which it was not fully insured, it could have a material adverse effect on Buckeye's financial position, thereby reducing Buckeye's ability to make distributions to its Unitholders, including us.

Competition could adversely affect Buckeye's operating results.

        Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, Buckeye's most significant competitors for large volume shipments are other existing pipelines, some of which are owned or controlled by major integrated oil companies. In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with Buckeye in particular locations.

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

        Trucks competitively deliver refined petroleum products in a number of areas that Buckeye serves. While their costs may not be competitive for longer hauls or large-volume shipments, trucks compete effectively for incremental and marginal volumes in many areas that Buckeye serves. The availability of truck transportation places a significant competitive constraint on Buckeye's ability to increase its Operating Subsidiaries' tariff rates.

        Privately arranged exchanges of refined petroleum products between marketers in different locations are another form of competition. Generally, these exchanges reduce both parties' costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

        Additionally, Buckeye's Lodi natural gas storage facility competes primarily with other storage facilities in the storage of natural gas. Some of Buckeye's competitors may have greater financial resources and access to greater supplies of natural gas than Buckeye's Lodi facility does. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for the services Buckeye provides to its customers. Increased competition could reduce the volumes of natural gas stored by Buckeye and could adversely affect Buckeye's ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.

        Finally, Farm & Home buys and sells refined petroleum products in connection with its marketing activities, and must compete with the major integrated oil companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. Some of these companies have superior access to capital resources, which could affect Buckeye's ability to effectively compete with them.

        All of these competitive pressures could have a material adverse effect on Buckeye's business, financial condition, results of operations, and cash flows, thereby reducing Buckeye's ability to make distributions to its Unitholders, including us.

Mergers among Buckeye's customers and competitors could result in lower volumes being shipped on Buckeye's pipelines and stored in Buckeye's terminals, thereby reducing the amount of cash Buckeye generates.

        Mergers between existing Buckeye customers could provide strong economic incentives for the combined entities to utilize their existing pipeline and terminal systems instead of Buckeye's. As a result, Buckeye could lose some or all of the volumes and associated revenues from these customers and Buckeye could experience difficulty in replacing those lost volumes and revenues. Because most of Buckeye's operating costs are fixed, a reduction in volumes would result in not only a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce Buckeye's ability to meet its financial obligations and pay cash distributions to us.

Buckeye may incur liabilities related to assets Buckeye has acquired. These costs and liabilities may not be covered by indemnification rights that Buckeye may have against the sellers of the assets.

        Some of the assets Buckeye has acquired have been used for many years to distribute, store or transport petroleum products. Releases of petroleum products into the environment may have occurred prior to Buckeye's acquisition from terminals or along pipeline rights-of-way that require remediation. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller or for which indemnification from the seller is not available, it could adversely affect Buckeye's financial position, results of operations, and cash flows.

A decline in production at the ConocoPhillips Wood River refinery could materially reduce the volume of refined petroleum products Buckeye transports.

        A majority of the refined petroleum products transported on Wood River's pipeline system is produced at ConocoPhillip's Wood River refinery. A decline in production at the ConocoPhillips Wood River refinery could materially reduce the volume of refined petroleum products Buckeye transports on certain of the pipelines owned by Wood River. As a result, Buckeye's revenues and, therefore, Buckeye's ability to pay cash distributions to us could be adversely affected. The ConocoPhillips Wood River refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined petroleum products such as unscheduled maintenance or catastrophes, labor difficulties, environmental proceedings or other litigation, loss of significant downstream customers, or legislation or regulation that adversely impacts the economics of refinery operations.

Potential future acquisitions and expansions, if any, may affect Buckeye's business by substantially increasing the level of Buckeye's indebtedness and contingent liabilities and may increase Buckeye's risks of being unable to effectively integrate these new operations.

        From time to time, Buckeye evaluates and acquires assets and businesses that Buckeye believes complement its existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If Buckeye consummates any future acquisitions, Buckeye's capitalization and results of operations may change significantly.

        Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and Buckeye may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, Buckeye may discover previously unknown liabilities associated with the acquired business for which Buckeye has no recourse under applicable indemnification provisions.

Buckeye may not realize the expected benefits from the acquisitions of Lodi Gas and Farm & Home.

        Buckeye's estimates regarding earnings, operating cash flow and capital expenditures resulting from the Lodi Gas or Farm & Home acquisitions may prove to be incorrect. Additionally, Buckeye may encounter difficulties in the assimilation of the new businesses, Buckeye may experience unanticipated inefficiencies or costs, and Buckeye may lose customers or key employees. In addition, both the gas storage business of Lodi Gas and the wholesale business of Farm & Home expand Buckeye's operations and the types of businesses in which Buckeye engages, posing additional challenges in the integration of these new businesses.

Buckeye's natural gas storage business depends on third party pipelines to transport natural gas.

        Buckeye depends on Pacific Gas and Electric's intrastate gas pipelines to move its customers' natural gas to and from the Lodi facility. Any interruption of service or decline in utilization on the pipelines or adverse change in the terms and conditions of service for the pipelines could have a material adverse effect on the ability of Buckeye's customers to transport natural gas to and from the Lodi facility, and could have a corresponding material adverse effect on Buckeye's storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from the Partnership's facilities could affect the utilization and value of Buckeye's storage services.

A significant decrease in the production of natural gas could have a significant financial impact on Buckeye's operations and cash flows.

        Buckeye's profitability is materially affected by the volume of natural gas stored by the Partnership. A material change in the supply or demand of natural gas could result in a decline in the volume of natural gas delivered to the Lodi facility for storage, thereby decreasing Buckeye's revenues and operating income, and as a result, reducing Buckeye's ability to make distributions to its Unitholders.

Buckeye's results could be adversely affected by volatility in the price of refined petroleum products and the value of natural gas storage services.

        Farm & Home buys and sells refined petroleum products in connection with its marketing activities. Lodi Gas stores natural gas for, and loans natural gas to, its customers for fixed periods of time. If the values of refined petroleum products or natural gas storage services change in a direction or manner that Buckeye does not anticipate, Buckeye could experience financial losses from these activities. Although Lodi Gas does not purchase or sell natural gas, the value of natural gas storage services generally changes based on changes in the relative prices of natural gas over different delivery periods. Farm & Home follows risk management practices that are designed to minimize its commodity risk and Lodi Gas has adopted risk management policies that are designed to manage the risks associated with its storage business. These practices and policies cannot, however, eliminate all price and price-related risks.

        With respect to Farm & Home, it is Buckeye's practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, Buckeye seeks to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third party users, such as wholesalers or retailers. This practice cannot, however, eliminate all price risks. For example, any event that disrupts Buckeye's anticipated physical supply could expose Buckeye to risk of loss resulting from price changes if Buckeye is required to obtain alternative supplies to cover these sales transactions. In addition, Buckeye is also exposed to basis risks in its hedging activities that arise when a commodity, such as ultra low sulfur diesel, is purchased at one pricing index but must be hedged against another commodity type, such as heating oil, because of limitations in the markets for derivative products. Buckeye is also susceptible to basis risk created when Buckeye hedges a commodity based on prices at a certain location, such as the New York Harbor, and enters into a sale or exchange of that commodity at another location, such as Macungie, Pennsylvania, where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.

        Buckeye's natural gas storage and petroleum product marketing activities also involve the risk of non-compliance with Buckeye's risk management practices and policies. Buckeye cannot make any assurances that it will detect and prevent all violations of its risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by Buckeye's employees or agents could result in significant financial losses.

Buckeye's business is exposed to credit risk, against which Buckeye may not be able to adequately protect.

        Buckeye's pipeline and terminalling business to a small degree, and the marketing businesses of Farm & Home and Lodi Gas to a greater degree, are subject to the risk of nonpayment and nonperformance by customers. Buckeye's credit procedures and policies may not be adequate to fully eliminate customer credit risk. Buckeye manages its exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees. However, these procedures and policies do not fully eliminate customer credit risk, and to the extent Buckeye's policies and procedures prove to be inadequate, it could negatively affect Buckeye's financial condition and results of operations.

Risks Inherent in Ownership of Our Common Units

Cost reimbursements due our general partner, MainLine Management, may be substantial and will reduce our cash available for distribution to our Unitholders.

        Prior to making any distribution on our units, we will reimburse our general partner for expenses it incurs on our behalf. The reimbursement of expenses could reduce the amount of cash we have to make distributions to our Unitholders. Our general partner will determine the amount of these expenses. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner.

Our Unitholders do not elect our general partner or vote on our general partner's directors. An affiliate of our general partner owns a sufficient number of Common Units to allow it to block any attempt to remove our general partner.

        Unlike the holders of common stock in a corporation, our Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Our public Unitholders did not elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future.

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

        Our Unitholders' voting rights are further restricted by the provision in our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our Unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our

Unitholders' ability to influence the manner or direction of our management. Additionally, our partnership agreement provides that our general partner, in its sole discretion, may at any time adopt a unitholder rights plan similar to a shareholder rights plan for corporations.

        As a result of these provisions, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

BGH GP owns a controlling interest in us and owns our general partner and can determine the outcome of all matters voted upon by our Unitholders.

        BGH GP owns approximately 61.88% of our limited partner interests and owns our general partner. As a result, BGH GP is able to control the outcome of any matter that comes before a Unitholder vote.

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

        Under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our Unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the "control" of our business. Additionally, the limitations on the liability of holders of limited partner interests for the liabilities of a limited partnership have not been clearly established in many jurisdictions.

        Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for those contractual obligations that are expressly made without recourse to our general partner.

        In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a Unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

We are directly dependent on Buckeye for our growth. As a result of the fiduciary obligations of Buckeye's general partner, which is our wholly owned subsidiary, to the Unitholders of Buckeye, our ability to pursue business opportunities independently may be limited.

        We currently intend to grow primarily through the growth of Buckeye. While we are not precluded from pursuing business opportunities independent of Buckeye, Buckeye's general partner, which is our wholly owned subsidiary, has fiduciary duties to Buckeye's Unitholders which could make it difficult for us to engage in any business activity that is competitive with Buckeye. Those fiduciary duties are applicable to us because we control the general partner through our ability to elect all of its directors. Accordingly, we may be unable to diversify our sources of revenue in order to increase cash distributions to you.

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

        If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Our member interests in Buckeye GP are pledged to secure our obligations under our credit agreement. If we default in the performance of those obligations, our lenders may foreclose upon and take control of our member interests in Buckeye GP.

Risks Related to Conflicts of Interest

Buckeye GP owes fiduciary duties to Buckeye and Buckeye's Unitholders, which may conflict with our interests.

        Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including Buckeye's general partner, on one hand, and Buckeye and its limited partners, on the other hand. The directors and officers of Buckeye GP have fiduciary duties to manage Buckeye in a manner beneficial to us, Buckeye GP's owner. At the same time, Buckeye GP has a fiduciary duty to manage Buckeye in a manner beneficial to Buckeye and its limited partners. The board of directors of Buckeye GP may resolve any such conflict of interest and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.

        For example, conflicts of interest may arise in the following situations:

  •
  the allocation of shared overhead expenses to Buckeye and us;

  •
  the interpretation and enforcement of contractual obligations between us and our affiliates, on one hand, and Buckeye, on the other hand;

  •
  the determination of the amount of cash to be distributed to Buckeye's partners and the amount of cash to be reserved for the future conduct of Buckeye's business;

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

The fiduciary duties of our general partner may conflict with the fiduciary duties of Buckeye's general partner.

        Conflicts of interest may arise because of the relationships among Buckeye GP, Buckeye and us. Our general partner has fiduciary duties to manage our business in a manner beneficial to us and our Unitholders and the owner of our general partner. Simultaneously, certain of our general partner's directors and all of its officers are also directors and officers of Buckeye GP, which has fiduciary duties to manage the business of Buckeye in a manner beneficial to Buckeye and Buckeye's Unitholders. Our partnership agreement contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our general partner. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited fiduciary duties to us and our Unitholders, which may permit it to favor its own interests to the detriment of us and our Unitholders.

        Affiliates of our general partner, together with the executive officers of our general partner, own an approximately 63% limited partner interest in us, represented by common and management units. In addition, BGH GP owns our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our Unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our Unitholders. These conflicts include, among others, the following situations:

        Conflicts Relating to Control:

  •
  our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our Unitholders;

  •
  our general partner determines whether or not we incur debt and that decision may affect our or Buckeye's credit ratings;

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

Our partnership agreement contains provisions that reduce the remedies available to Unitholders for actions that might otherwise constitute a breach of fiduciary duty by our general partner. It will be difficult for a Unitholder to challenge a resolution of a conflict of interest by our general partner or by its audit committee.

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

        Furthermore, if our general partner obtains the approval of its audit committee, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our general partner of any duties it may owe to us or our Unitholders. This is different from the situation of Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors would merely shift the burden of demonstrating unfairness to the plaintiff. As a result, Unitholders will effectively not be able to challenge a decision by the audit committee.

Our general partner's affiliates may compete with us.

        Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. As a result, Buckeye may compete directly with entities in which BGH GP or its affiliates have an interest for acquisition opportunities throughout the United States and potentially will compete with one or more of these entities for new business or extensions of the existing services provided by Buckeye's Operating Subsidiaries, creating actual and potential conflicts of interest between Buckeye and our affiliates.

Our executive officers face conflicts in the allocation of their time to our business.

        Our general partner shares administrative personnel with Buckeye's general partner to operate both our business and Buckeye's business. Our general partner's officers, who are also the officers of Buckeye's general partner, have responsibility for overseeing the allocation of time spent by administrative personnel on our behalf and on behalf of Buckeye. These officers face conflicts regarding these time allocations which may adversely affect our or Buckeye's results of operations, cash flows, and financial condition. These allocations may not necessarily be the result of arms-length negotiations between Buckeye's general partner and our general partner.

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

  •
  our Unitholders' proportionate ownership interest in us will decrease;

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

Tax Risks to Common Unitholders

        Unitholders are urged to read the section entitled "Tax Considerations for Unitholders" for a more complete discussion of the expected material federal income tax consequences of owning and disposing of Common Units.

If BGH or Buckeye were treated as a corporation for federal income tax purposes, or if BGH or Buckeye were to become subject to a material amount of entity-level taxation for state tax purposes, then BGH's cash available for distribution to Unitholders would be substantially reduced.

        The value of our investment in Buckeye depends largely on Buckeye being treated as a partnership for federal income tax purposes, which requires that 90% or more of Buckeye's gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code. Buckeye may not meet this requirement or current law may change so as to cause, in either event, Buckeye to be treated as a corporation for federal income tax purposes or otherwise be subject to federal income tax. Moreover, the anticipated after-tax economic benefit of an investment in the Common Units depends largely on BGH being treated as a partnership for federal income tax purposes. BGH has not requested, and does not plan to request, a ruling from the IRS as to BGH's or Buckeye's treatment as a partnership for federal income tax purposes.

        If Buckeye were treated as a corporation for federal income tax purposes, Buckeye would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to BGH would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to BGH. As a result, there would be a material reduction in BGH's anticipated cash flow and distributions to Unitholders, likely causing a substantial reduction in the value of the Common Units.

        If BGH were treated as a corporation for federal income tax purposes, BGH would pay federal income tax on BGH's taxable income at the corporate tax rate. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to the Unitholders. Because a tax would be imposed upon BGH as a corporation, BGH's cash available for distribution to Unitholders would be substantially reduced. Thus, treatment of BGH as a corporation would result in a material reduction in BGH's anticipated cash flow, likely causing a substantial reduction in the value of the Common Units.

        Current law may change, causing BGH or Buckeye to be treated as a corporation for federal income tax purposes or otherwise subjecting BGH or Buckeye to entity level taxation. For example, a new entity level tax on the portion of Buckeye's income that is generated in Texas began in our tax year ending in 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of Buckeye's gross income apportioned to Texas. Imposition of this tax on Buckeye by Texas will reduce the cash available for distribution to Unitholders. In addition, Michigan enacted new legislation in July 2007. Beginning January 1, 2008, Buckeye will be subject to an entity-level tax on gross receipts and business income apportioned to Michigan. Imposition of entity-level taxation will reduce the cash available for distribution to our Unitholders.

If the IRS contests the federal income tax positions that BGH or Buckeye take, it may adversely affect the market for Common Units or Buckeye limited partner units, and the costs of any contest will reduce cash available for distribution to our Unitholders.

        BGH has not requested a ruling from the IRS with respect to BGH's treatment as a partnership for federal income tax purposes or any other matter that affects BGH. Moreover, Buckeye has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects Buckeye. The IRS may adopt positions that differ from the positions BGH or Buckeye take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions taken by BGH or Buckeye. A court may disagree with some or all of the positions BGH or Buckeye take. Any contest with the IRS may materially and adversely impact the market for BGH's Common Units or Buckeye's limited partner units and the price at which they trade. In addition, the cost of any contest between Buckeye and the IRS will result in a reduction in cash available for distribution to Buckeye Unitholders and, indirectly, by BGH, as a unitholder and as the owner of the general partner of Buckeye. Moreover, the costs of any contest between BGH and the IRS will result in a reduction in cash available for distribution to BGH's Unitholders and thus will be borne indirectly by BGH's Unitholders.

Unitholders may be required to pay taxes on their share of BGH's income even if they do not receive any cash distributions from BGH.

        Unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of BGH's taxable income, whether or not the Unitholders receive cash distributions from BGH. Unitholders may not receive cash distributions from BGH equal to their share of BGH's taxable income or even equal to the tax liability that results from the taxation of their share of BGH's taxable income.

Tax gain or loss on disposition of our Common Units could be more or less than expected.

        If a Unitholder sells his or her Common Units, the Unitholder will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those Common Units. Prior distributions to a Unitholder in excess of the total net taxable income allocated to them, which decreased the tax basis in the Unitholder's Common Units will, in effect, become taxable income to the Unithholder if the Common Units are sold at a price greater than their tax basis in those Common Units, even if the price they receive is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the Unitholder. In addition, if a Unitholder sells his or her Common Units, the Unitholder may incur a tax liability in excess of the amount of cash the Unitholder receives from the sale.

The reporting of partnership tax information is complicated and subject to audits.

        BGH will furnish each Unitholder with a Schedule K-1 that sets forth the Unitholder's share of BGH's income, gains, losses and deductions. BGH cannot guarantee that these schedules will be prepared in a manner that conforms in all respects to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, BGH's tax return may be audited, which could result in an audit of a Unitholder's individual tax return and increased liabilities for taxes because of adjustments resulting from the audit.

There are limits on the deductibility of BGH's losses that may adversely affect Unitholders.

        There are a number of limitations that may prevent Unitholders from using their allocable share of BGH's losses as a deduction against unrelated income. In the case of taxpayers subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by BGH will only be available to offset BGH's future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the Unitholder disposes of the Unitholder's entire investment in BGH in a fully taxable transaction with an unrelated party. A Unitholder's share of BGH's net passive income may be offset by unused losses from BGH carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of BGH's losses include the at-risk rules and the prohibition against loss allocations in excess of Common Unit tax basis.

Tax-exempt entities and foreign persons face unique tax issues from owning Common Units that may result in adverse tax consequences to them.

        Investment in Common Units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of BGH's income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a Unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

BGH treats each purchaser of our Common Units as having the same tax benefits without regard to the Common Units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Common Units.

        Because BGH cannot match transferors and transferees of Common Units, BGH will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to BGH's Unitholders. It also could affect the timing of these tax benefits or the amount of gain from your sale of Common Units and could have a negative impact on the value of BGH's Common Units or result in audits of and adjustments to BGH's Unitholders' tax returns.

The sale or exchange of 50% or more of BGH's capital and profit interests during any twelve-month period will result in the termination of BGH's partnership for federal income tax purposes.

        BGH will be considered to have terminated BGH's partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in BGH's capital and profits within a twelve-month period. Likewise, Buckeye will be considered to have terminated its partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in Buckeye's capital and profits within a twelve-month period. A termination would, among other things, result in the closing of BGH's taxable year or Buckeye's taxable year for all Unitholders and could result in a deferral of depreciation deductions allowable in computing BGH's taxable income or Buckeye's taxable income for the year in which the termination occurs, as the case may be. Thus, if this occurs, a Unitholder will be allocated an increased amount of federal taxable income for the year in which BGH or Buckeye are considered to be terminated as a percentage of the cash distributed to the Unitholder with respect to that period. Although the amount of increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. If treated as a new partnership, BGH or Buckeye must make new elections and could be subject to penalties if BGH or Buckeye are unable to determine that a termination occurred.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2007, the principal facilities of the Partnership included approximately 5,400 miles of 6-inch to 24-inch diameter pipeline, approximately 100 delivery points and 51 active bulk storage and terminal facilities with aggregate capacity of approximately 20.0 million barrels. The Partnership's pipelines are used by its Pipeline Operations segment and its terminals and storage facilities are used in its Terminalling and Storage segment, with the exception of one terminal in Memphis, Tennessee, which is included in the Pipeline Operations segment. Properties used in the Partnership's Other Operations segment include a 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas, known as the Sabina pipeline, a 23-mile pipeline located in Texas that is leased to a third-party chemical company and a 29-mile ammonia pipeline located in Texas. The Operating Subsidiaries and their subsidiaries own substantially all of these facilities. The Partnership's and BGH's corporate headquarters in Breinigsville, Pennsylvania is approximately 75,000 square feet in size and is leased.

        In general, the Partnership's pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Subsidiaries' rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and Buckeye GP has no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land owned by the Operating Subsidiaries.

        Buckeye GP believes that the Operating Subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Subsidiaries' title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by Buckeye GP to interfere materially with the conduct of the Operating Subsidiaries' businesses.

Item 3.    Legal Proceedings

        BGH, the Partnership and the Operating Subsidiaries, in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Neither BGH nor Buckeye GP are able to predict the timing or outcome of these claims and proceedings.

        With respect to environmental litigation, certain Operating Subsidiaries (or their predecessors) have been named in the past as defendants in lawsuits, or have been notified by federal or state authorities that they are potentially responsible parties ("PRPs") under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. In connection with actions brought under CERCLA and similar state statutes, the Operating Subsidiary is usually one of many PRPs for a particular site and its contribution of total waste at the site is usually de minimis.

        Although there is no material environmental litigation pending against BGH, the Partnership or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated. See "Business—Environmental Matters."

        In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The negotiated penalty assessment was recorded as an expense in the Partnership's consolidated financial statements in the fourth quarter of 2006. In September 2007, the Partnership and the IRS entered into a formal agreement settling and resolving the penalty assessment and, pursuant to that agreement, the Partnership paid the IRS approximately $0.6 million.

        In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye's terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye's terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the holders of Common Units during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for the Registrant's Common Units, Related Unitholder Matters, and Issuer Purchases of Common Units

        BGH's Common Units are listed and traded on the New York Stock Exchange. The high and low sales prices of the Common Units in 2007 and 2006, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2007		2006
Quarter	High	Low	High		Low
First	$21.44	$16.45	N/A		N/A
Second	33.37	20.22	N/A		N/A
Third	39.89	27.45	16.23	*	14.89	*
Fourth	30.00	26.10	16.38		15.44

    *
    Data in the third quarter of 2006 is from the initial trading date of August 4, 2006 to September 30, 2006.

        On August 9, 2006, BGH sold 10.5 million Common Units in an IPO at $17.00 per Common Unit. The net proceeds, after underwriter's discount and offering expenses, were approximately $168.3 million. BGH used the net proceeds, along with cash on hand, to repay certain outstanding indebtedness under a term loan and to make distributions to its pre-IPO equity owners.

        BGH has gathered tax information from its known Common and Management Unitholders and from brokers/nominees and, based on the information collected, BGH estimates its number of beneficial Common and Management Unitholders to be approximately 3,100 at December 31, 2007.

        Cash distributions paid in respect of periods after the IPO date of August 9, 2006 were as follows:

Record Date	Payment Date	Amount Per Common Unit
November 6, 2006	November 30, 2006	$0.125
February 6, 2007	February 28, 2007	0.225
May 7, 2007	May 31, 2007	0.240
August 6, 2007	August 31, 2007	0.250
November 5, 2007	November 30, 2007	0.265

        On January 24, 2008, MainLine Management announced a quarterly distribution of $0.285 per Common Unit that was paid on February 29, 2008, to Unitholders of record on February 5, 2008. Total cash distributed to Unitholders on February 29, 2008 was approximately $8.1 million.

Item 6.    Selected Financial Data

        The following table presents summary historical consolidated financial data for BGH as of December 31, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2007, 2006 and 2005 and the period May 4, 2004—December 31, 2004, along with such information for Glenmoor Ltd. ("Glenmoor"), as the predecessor of MainLine, as of December 31, 2003 and for the period January 1, 2004—May 4, 2004 and the year ended December 31, 2003. BGH's predecessor, MainLine, acquired the general partner interests of Buckeye on May 4, 2004. Prior to May 4, 2004, Buckeye's general partner interests were owned by Glenmoor. The information in the table for all periods is derived from the audited financial statements of BGH or Glenmoor, as appropriate.

        Because BGH owns and controls the general partner of the Partnership, the statements reflect BGH's ownership interest in the Partnership on a consolidated basis, which means that Buckeye's financial results are consolidated with BGH's financial results. The financial statements of Services

Company, which employs the employees who manage and operate BGH and Buckeye, are also consolidated into BGH's financial statements. BGH has no separate operating activities apart from those conducted by Buckeye, and its cash flows consist primarily of incentive distributions from Buckeye with respect to the partnership interests that BGH owns. Accordingly, the summary historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of Buckeye. The limited partner interests in Buckeye not owned by BGH or its affiliates are reflected as a liability on BGH's balance sheet and the non-affiliated partners' share of income from Buckeye is reflected as an expense in BGH's results of operations.

        The summary historical consolidated financial data for the periods presented reflects the effect of the asset acquisitions Buckeye made during these periods from the date of each acquisition, but not on a pro forma or full period basis.

	Buckeye GP Holdings L.P.				Glenmoor(1)
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	May 4 to December 31, 2004	January 1 to May 4, 2004	Year Ended December 31, 2003
	(In thousands, except per unit amounts)
Income Statement Data:
Revenue	$519,347	$461,760	$408,446	$226,014	$97,529	$272,947
Depreciation and amortization	40,236	39,629	32,408	15,158	6,388	17,960
Operating income	195,353	164,873	155,869	80,765	35,088	105,497
Interest and debt expense	51,721	60,702	55,366	28,212	9,756	27,704
Premium paid on retirement of debt(2)(3)	—	—	—	—	3,531	45,464
Non-controlling interest expense	129,754	103,066	99,704	55,310	22,830	22,583
Net income	22,921	8,734	6,986	1,203	1,124	13,606
Net income from Aug. 9 to Dec. 31, 2006(4)	—	2,599	—	—	—	—
Units outstanding—diluted	28,300	28,300	—	—	—	—
Net income per unit—diluted(4)	$0.81	$0.09	—	—	—	—
Distributions per unit	$0.98	$0.13	—	—	—	—
	Buckeye GP Holdings L.P.				Glenmoor(1)
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(In thousands)
Balance Sheet Data:
Total assets	$2,354,326	$2,212,585	$2,040,832	$1,747,758	$948,195
Total debt, including current portion	869,463	1,020,449	1,104,660	1,015,225	508,721
Total partners' capital or equity (deficit)	238,330	240,617	80,442	67,980	(7,642)

(1)
BGH's predecessor, MainLine, acquired the general partner interests of Buckeye, and commenced operations, on May 4, 2004. Financial information for Glenmoor includes that of the general partner of Buckeye and its subsidiaries for the periods presented prior to their acquisition by MainLine.

(2)
Net income for the period of January 1 to May 4, 2004 includes an expense of $3.5 million related to a yield maintenance premium paid on the retirement of Glenmoor's term loan which was repaid on May 4, 2004.

(3)
Net income in 2003 includes an expense of $45.5 million related to a yield maintenance premium paid by Buckeye on the retirement of $240.0 million in senior notes.

(4)
Net income per unit—diluted is presented only for the period since BGH has been a public company subsequent to August 9, 2006.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. ("BGH") and each of BGH's operating segments, including an overview of its liquidity and capital resources and other related matters. This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

        BGH owns and controls Buckeye GP LLC ("Buckeye GP"), which is the general partner of Buckeye Partners, L.P. (the "Partnership" or "Buckeye"), a publicly traded limited partnership. BGH is managed by its general partner, MainLine Management LLC ("MainLine Management"). BGH's only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

  •
  the incentive distribution rights in Buckeye;

  •
  the indirect ownership of the general partner interests in certain of Buckeye's operating subsidiaries (representing an approximate 1% interest in each of such operating subsidiaries);

  •
  the general partner interests in Buckeye (representing 243,914 general partner units (the "GP Units"), or an approximate 0.5% interest in Buckeye); and

  •
  80,000 Buckeye limited partner units ("LP Units").

        The incentive distribution rights noted above entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of LP Units (each, a "Unitholder") when target distribution levels for each quarter are exceeded. The 2,573,146 LP Units originally issued to Buckeye's Employee Stock Ownership Plan are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP Unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible Unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP Unit.

        BGH's earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye's Unitholders. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye's ability to generate earnings and cash flows beyond its working capital requirements.

        The following table summarizes BGH's cash received for the years ended December 31, 2007, 2006 and 2005 as a result of its partnership interests in Buckeye:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Incentive payments from Buckeye	$29,978	$24,866	$20,180
Distributions from the indirect 1% ownership in certain of Buckeye's operating subsidiaries	1,292	1,348	1,257
Distributions from the ownership of 243,914 of Buckeye's GP Units	786	738	689
Distributions from the ownership of 80,000 of Buckeye's LP Units	258	242	226

	$32,314	$27,194	$22,352

Buckeye GP Holdings L.P.

        BGH is a Delaware limited partnership formed on June 15, 2006 in order to facilitate the reorganization of MainLine L.P. ("MainLine") and its affiliates and to effect an initial public offering ("IPO") of the common units of BGH (the "Common Units"). The reorganization and IPO occurred on August 9, 2006.

        As discussed below under Significant Event, effective June 25, 2007, BGH's limited partnership units are owned approximately 62% by BGH GP Holdings, LLC ("BGH GP"), approximately 37% by the public and approximately 1% by certain members of Buckeye GP's senior management. Prior to the IPO, BGH had no activity and MainLine owned and controlled Buckeye GP.

        Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH. Accordingly, the financial information for BGH prior to the IPO date of August 9, 2006 included in this report includes the financial information of MainLine.

        In connection with the IPO, BGH and Buckeye GP restructured the ownership of Buckeye GP. MainLine Sub LLC ("MainLine Sub"), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP. Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the "Incentive Compensation Agreement"). On August 9, 2006, Buckeye GP also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the "Partnership Agreement"). The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and the recharacterization of the payments Buckeye GP receives under the Incentive Compensation Agreement as distributions in respect of its general partner interest rather than compensation payments. On August 18, 2006, MainLine Sub was merged with and into BGH. These changes resulted in changes in the method used to allocate Buckeye's income between Buckeye GP and Buckeye's limited partners.

        None of these changes impaired the amount or timing of cash distributions or incentive distributions from Buckeye to Buckeye GP. Buckeye's criteria for determining the amount of cash distributions and its policies regarding the timing of such cash distributions remain unchanged. Commencing with the fourth quarter of 2006, Buckeye ceased recording incentive compensation payable to Buckeye GP as an expense and instead recorded such payments as distributions from partners' capital.

        Prior to the IPO, BGH recognized its share of Buckeye's income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded as an expense in Buckeye's financial statements), (ii) its proportionate share of Buckeye's remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye's LP Units that it owns and its general partner interests in certain of Buckeye's operating subsidiaries and (iii) the senior administrative charge. Commencing with the IPO, BGH recognizes its share of Buckeye's income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye's net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and Buckeye's operating subsidiaries.

        The effect of these changes was to reduce BGH's net income in 2007 and 2006 by approximately $4.6 million and $1.2 million, respectively, of which (i) $1.9 million and $0.7 million represents the absence of income related to the senior administrative charge subsequent to the IPO, which Buckeye now pays directly to MainLine Management, and (ii) $2.7 million and $0.5 million represents the difference between income recognition for incentive compensation under BGH's new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Significant Event

        On June 25, 2007, Carlyle/Riverstone BPL Holdings II, L.P. ("Carlyle/Riverstone"), certain members of senior management of Buckeye GP and other limited partners sold an approximately 62% limited partner interest in BGH, and Carlyle/Riverstone sold its member interest in MainLine Management, to BGH GP, a limited liability company owned by affiliates of ArcLight, Kelso & Company and Lehman Brothers Holdings Inc. and certain members of senior management of Buckeye GP, for $411.6 million. The transaction constituted a change of control of BGH and, indirectly, Buckeye.

Buckeye Partners, L.P.

        Buckeye's principal line of business is the transportation, terminalling and storage of refined petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of refined petroleum products on a fee basis through facilities owned and operated by Buckeye. Buckeye also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

        Buckeye's pipeline system and terminals generate a substantial portion of Buckeye's cash flows. The revenues generated by Buckeye's businesses are significantly influenced by demand for refined petroleum products. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported in Buckeye's pipelines or stored in its terminals. Expenses resulting from environmental remediation projects have historically included costs from projects relating both to current and past events. For further discussion of environmental matters, see "Business—Regulation—Environmental Regulation" under Item 1 of this Annual Report on Form 10-K. Results of operations are also affected by factors that include general economic conditions, weather, competitive conditions, seasonal factors and regulation. See Item 1 "Business—Competition and Other Business Considerations."

        Buckeye's primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement Buckeye's existing asset base, provide entry into new markets and business lines, improve operating efficiencies, and allow increased cash distributions to its Unitholders.

Results of Operations

        The results of operations discussed below principally reflect the activities of Buckeye. Because the enclosed consolidated financial statements of BGH include the consolidated results of Buckeye, BGH's consolidated statements are substantially similar to Buckeye's except as noted below:

  •
  Interest of non-controlling partners in Buckeye—BGH's consolidated balance sheet includes a non-controlling interest liability that reflects the proportion of Buckeye owned by its partners other than BGH. Similarly, the ownership interests in Buckeye held by its partners other than BGH are reflected in BGH's consolidated income statement as non-controlling interest expense. These non-controlling interest liabilities and expenses are not reflected in Buckeye's consolidated financial statements.

  •
  BGH's capital structure—In addition to incorporating the assets and liabilities of Buckeye, BGH's consolidated balance sheet includes BGH's own indebtedness and related debt placement costs, and the partners' capital on BGH's consolidated balance sheet represents BGH's partners'

    capital as opposed to the capital reflected in Buckeye's balance sheet, which reflects the ownership interest of all its partners, including its owners other than BGH. Consequently, BGH's income statement reflects additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye's consolidated financial statements.

  •
  Inclusion of Buckeye Pipe Line Services Company—The financial statements of Services Company are consolidated into BGH's financial statements. The consolidated financial statements of Buckeye do not include the financial statements of Services Company.

  •
  BGH's G&A expenses—BGH incurs general and administrative expenses that are independent from Buckeye's operations and are not reflected in Buckeye's consolidated financial statements.

  •
  Elimination of Intercompany Transactions—Intercompany obligations and payments between Buckeye and its consolidated subsidiaries and BGH and Services Company are reflected in Buckeye's consolidated financial statements but are eliminated in BGH's consolidated financial statements.

Summary of Acquisitions and Divestiture

        In the years 2005, 2006 and 2007, the Partnership significantly expanded its operations through the following asset acquisitions:

  •
  In May 2005, the Partnership acquired a refined petroleum products pipeline system comprised of approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located principally in the northeastern United States (the "Northeast Pipelines and Terminals") from affiliates of ExxonMobil Corporation ("ExxonMobil") for a purchase price of $175.0 million.

  •
  In December 2005, the Partnership acquired a 26-mile pipeline and a 40% interest in a joint venture that owns another refined petroleum products pipeline and terminal in the Midwestern United States. It also acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for a purchase price of $20.0 million.

  •
  On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell Oil Products U.S. for a purchase price of $13.0 million.

  •
  On January 31, 2006, the Partnership acquired a natural gas liquids pipeline (the "NGL Pipeline") with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million. The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.

  •
  On January 16, 2007, the Partnership acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan, with aggregate storage capacity of 1,263,000 barrels for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006.

  •
  On February 27, 2007, the Partnership acquired a refined petroleum products terminal in Marcy, New York with aggregate storage capacity of 180,000 barrels for approximately $2.3 million.

  •
  On March 15, 2007, the Partnership acquired two refined petroleum products terminals located in Green Bay and Madison, Wisconsin, with aggregate storage capacity of 507,000 barrels, and purchased a fifty percent interest in a third terminal located in Milwaukee, Wisconsin, with aggregate storage capacity of 227,000, for approximately $15.2 million.

        The acquired assets set forth above have been included in the Partnership's operations from their dates of acquisition.

        Before the date of this filing, Buckeye made the following acquisitions and entered into a definitive agreement with respect to the following divestiture in 2008.

        Lodi Transaction.    On January 18, 2008, the Partnership acquired all of the member interests in Lodi Gas Storage, L.L.C. ("Lodi Gas"), which owns two natural gas storage facilities that provide an aggregate of approximately 22 billion cubic feet of working gas capacity, for cash consideration of approximately $432.0 million.

        Pursuant to the terms of the purchase and sales agreement, as amended, cash consideration of approximately $432.0 million was paid at closing. An additional $12.0 million was paid by the Partnership on March 6, 2008 after the receipt of approval from the California Public Utilities Commission for a natural gas storage expansion project known as Kirby Hills Phase II. The Kirby Hills Phase II expansion project is expected to provide up to an incremental 12 Bcf of working gas capacity. The expansion project is expected to require construction expenditures of approximately $44.0 million and is expected to be in service by the end of 2008.

        Farm & Home Transaction.    On February 8, 2008, the Partnership acquired all of the member interests in Farm & Home Oil Company LLC ("Farm & Home"), which owns five petroleum product terminals and other distribution assets in northeastern and central Pennsylvania and surrounding areas, for total cash consideration of approximately $145.5 million.

        On March 4, 2008, Buckeye entered into a definitive agreement to sell the retail division of Farm & Home to Inergy Propane, LLC for approximately $42.0 million plus the value of liquid fuel inventories and accounts receivable. The sales transaction, which is subject to customary closing conditions, is expected to close in late March or early April of 2008.

        Niles and Ferrysburg, Michigan Terminals.    On February 19, 2008, the Partnership acquired a refined petroleum products terminal in Niles, Michigan and a fifty percent ownership interest in a terminal in Ferrysburg, Michigan for approximately $13.5 million.

Operating Segments

        BGH has determined that its operations are appropriately presented in three operating segments, which are the same as Buckeye's operating segments:

  •
  Pipeline Operations;

  •
  Terminalling and Storage; and

  •
  Other Operations.

Pipeline Operations Segment:

        The Pipeline Operations segment receives petroleum products including gasoline, jet fuel, diesel fuel and other distillates and natural gas liquids from refineries, connecting pipelines and bulk and marine terminals and transports those products to other locations by pipeline for a fee. As of December 31, 2007, this segment owned and operated approximately 5,400 miles of pipelines in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage Segment:

        The Terminalling and Storage segment provides bulk storage and terminal throughput services. At December 31, 2007, this segment consisted of 50 active terminals that had the capacity to store an aggregate of approximately 19.6 million barrels of refined petroleum products. The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Other Operations Segment:

        The Other Operations segment consists primarily of Buckeye's operation of third-party pipelines owned principally by major petrochemical companies pursuant to operations and maintenance contracts. The third-party pipelines are located primarily in Louisiana, Ohio and Texas. This segment also includes pipeline construction management services by Buckeye, typically on a cost plus a fixed fee basis. The Other Operations segment also includes Buckeye's ownership and operation of an ammonia pipeline acquired in November 2005, and its majority ownership of a crude butadiene pipeline located in Texas.

Summary

        Summary operating results for BGH were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue	$519,347	$461,760	$408,446
Costs and expenses	323,994	296,887	252,577

Operating income	195,353	164,873	155,869
Other income (expenses)	(50,231)	(59,292)	(54,482)

Income before equity income and non-controlling interest expense	145,122	105,581	101,387
Equity income	7,553	6,219	5,303
Non-controlling interest expense	(129,754)	(103,066)	(99,704)

Net income	$22,921	$8,734	$6,986

        The improvement in revenues and operating income in 2007 compared to 2006, and 2006 compared to 2005, is generally due to the expansion of Buckeye's operations through acquisitions, internal growth projects, and increases in interstate pipeline tariff rates and terminalling throughput fees.

Segment Results

        Revenues, operating income, total costs and expenses and depreciation and amortization by operating segment for each of the three years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Pipeline Operations	$379,345	$350,909	$306,849
Terminalling and Storage	103,782	81,267	68,822
Other Operations	36,220	29,584	32,775

Total	$519,347	$461,760	$408,446

Operating Income:
Pipeline Operations	$146,878	$133,039	$121,546
Terminalling and Storage	40,581	25,879	28,038
Other Operations	7,894	5,955	6,285

Total	$195,353	$164,873	$155,869

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$232,468	$217,870	$185,303
Terminalling and Storage	63,200	55,388	40,784
Other Operations	28,326	23,629	26,490

Total	$323,994	$296,887	$252,577

Deprecation and amortization:
Pipeline Operations	$32,996	$32,809	$26,844
Terminalling and Storage	5,610	5,180	4,212
Other Operations	1,630	1,640	1,352

Total	$40,236	$39,629	$32,408

2007 Compared to 2006

        Total revenues for the year ended December 31, 2007 were $519.3 million, an increase of $57.5 million, or 12.5%, as compared to revenue of $461.8 million for the same period in 2006. The improvement in revenue in 2007 as compared to 2006 resulted from increased revenue in Pipeline Operations of $28.4 million, or 8.1%, increased revenues in Terminalling and Storage of $22.5 million, or 27.7%, and increased revenues in Other Operations of $6.6 million, or 22.4%.

  Revenues

  Pipeline Operations:

        Revenue from Pipeline Operations was $379.3 million in 2007 compared to $350.9 million in 2006. The revenue increase in Pipeline Operations in 2007 of $28.4 million or 8.1% was primarily the result of:

  •
  An approximate $21.1 million net increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 4.3% implemented on July 1, 2007, a market-

    based tariff increase of approximately 4.5% implemented on May 1, 2007, and an increase of 3.3% in jet fuel volumes delivered;

  •
  Incremental revenue of approximately $4.0 million in 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport in April 2006;

  •
  Recognition and collection of approximately $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer;

  •
  Incremental revenue of $1.7 million for the entire 2007 fiscal year from the NGL pipeline as compared to eleven months of revenue in 2006 as the NGL pipeline was acquired by the Partnership on January 31, 2006; and

  •
  An approximate $2.3 million reduction in revenue representing the settlement of overages and shortages on product deliveries.

        The Partnership has experienced shortages on its pipeline product deliveries during 2007 and the latter part of 2006 in excess of historical variances. Partnership personnel are actively investigating measurement equipment issues that may be the cause of the increased shortages.

        Product deliveries for each of the three years ended December 31 were as follows:

	Average Barrels Per Day
Product	2007	2006	2005
Gasoline	717,900	722,300	721,200
Distillate	320,100	324,200	323,600
Jet Fuel	362,700	351,300	319,600
LPG's	19,300	22,500	16,300
Natural gas liquids	20,400	19,800	—
Other products	7,000	10,200	4,700

Total	1,447,400	1,450,300	1,385,400

  Terminalling and Storage:

        Revenue from Terminalling and Storage was $103.8 million for the year ended December 31, 2007 compared to $81.3 million for the year ended December 31, 2006. The revenue increase in Terminalling and Storage of $22.5 million or 27.7% was primarily the result of:

  •
  An approximate $11.4 million increase in base revenue primarily related to increases in throughput volumes, charges for product additives and product recoveries from vapor recovery units in 2007 compared to 2006;

  •
  Additional revenue of $6.7 million in 2007 compared to 2006 primarily due to the acquisition of six terminals in 2007, as more fully described in Note 3 to the accompanying consolidated financial statements; and

  •
  Additional revenue of $2.0 million in 2007 compared to 2006 due to the commencement of certain butane blending agreements in the latter part of 2006 that continued through the entire 2007 fiscal year.

        Average daily throughput for all refined petroleum products terminals for the three years ended December 31 was as follows:

	Average Barrels Per Day Year Ended December 31,
	2007	2006	2005
Refined products throughput (barrels per day)	569,800	494,300	419,200

  Other Operations:

        Revenue from Other Operations was $36.2 million in 2007 compared to $29.6 million in 2006. The revenue increase in Other Operations of $6.6 million or 22.3% was primarily the result of:

  •
  An increase of $2.9 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

  •
  An increase of $2.8 million in construction management revenue related to additional services requested by customers during 2007; and

  •
  An increase of $0.9 million in incidental revenue due to the sale of miscellaneous equipment in 2007.

  Operating Expenses

        Costs and expenses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Costs and Expenses
	2007	2006	2005
	(In thousands)
Payroll and payroll benefits	$97,824	$91,886	$82,725
Depreciation and amortization	40,236	39,629	32,408
Outside services	39,666	34,543	22,510
Operating power	31,317	28,967	26,240
Property and other taxes	22,766	21,251	16,802
Insurance and casualty losses	14,396	11,543	13,114
Construction management	11,007	8,390	8,932
Supplies	11,099	7,888	5,759
Rentals	11,730	10,295	8,740
All other	43,953	42,495	35,347

Total	$323,994	$296,887	$252,577

        Payroll and payroll benefits were $97.8 million for the year ended December 31, 2007, an increase of $5.9 million compared to the same period in 2006. Increases in salaries and wages of $7.0 million were attributed to an increase in the number of employees and overtime pay due to the Partnership's expanded operations and higher wage rates. In 2007, the Partnership experienced an increase of $2.4 million in employee incentive compensation expense. Payroll and payroll benefits also increased due to a decrease in capitalized payroll and payroll benefits of $1.3 million. Approximately $1.1 million of payroll and payroll benefit expense related to recent acquisitions. The Partnership experienced an increase of $0.9 million in major medical costs in 2007. In addition, BGH's payroll expense also increased by $0.6 million due to non-cash unit based compensation expense related to BGH GP's compensation plan. These increases were offset by a decrease of $3.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company's postretirement health care and life insurance benefits plan. Payroll and payroll benefits costs further decreased by

$2.4 million due to a decrease in non-cash unit based compensation due to the vesting of its Management Units in connection with BGH's IPO. BGH expensed $1.1 million and $3.5 million related to its Management Units in 2007 and 2006, respectively. In 2006, BGH paid one-time bonuses of $2.0 million to executives in connection with the completion of BGH's IPO.

        Depreciation and amortization expense was $40.2 million in 2007, an increase of $0.6 million over 2006, which is primarily due to recent acquisitions and depreciation expense for the entire 2007 fiscal year related to the terminal and pipeline at the Memphis International Airport in April 2006.

        Outside services costs were $39.7 million in 2007, or $5.1 million greater than the same period in 2006. Approximately $0.7 million of the increase is related to recent acquisitions. Approximately $0.6 million of the increase is related to corporate development and investor relations initiatives. An additional $1.2 million of this increase is due to an annual senior administrative charge that is paid by Buckeye to affiliates of its general partner for certain management functions supplied by those affiliates. Prior to BGH's IPO, this senior administrative charge was recognized as income by BGH. In connection with the IPO, Buckeye pays the senior administrative charge directly to BGH's general partner, MainLine Management, which resulted in an increase in outside service costs during 2007. The remaining increase of approximately $2.6 million is due to additional pipeline and tank inspections and maintenance work that occurred during 2007.

        Operating power costs of $31.3 million for the year ended December 31, 2007 were $2.4 million higher than the same period in 2006. The increase is primarily due to higher power supply additive expense of $0.9 million. The remaining increase of $1.5 million is due to power rate increases offset by a slight reduction in pipeline volumes. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

        Property and other taxes increased by $1.5 million from $21.3 million in 2006 to $22.8 million for the same period in 2007. Approximately $0.6 million of the increase is related to recent acquisitions. The remainder of the increase is due to higher real property assessments over the same period in 2006.

        Insurance costs and casualty losses were $14.4 million in 2007, which is an increase of $2.9 million over the comparable period in 2006. Approximately $2.4 million of the increase is due to higher insurance premiums. Recent acquisitions added additional insurance expense of $0.3 million in 2007.

        Construction management costs were $11.0 million for the year ended December 31, 2007, which is an increase of $2.6 million from the prior year, which was due to an increase in construction activity.

        Supplies expense was $11.1 million in 2007, an increase of $3.2 million from 2006. Approximately $2.2 million of the increase is due an increase in use of terminal additives as a result of increased activity at the Partnership's terminals. The remainder of the increase is due to higher consumption of other supplies needed to operate the Partnership's pipelines and terminals in general.

        Rental expense increased by $1.4 million from $10.3 million for the year ended December 31, 2006 to $11.7 million for the same period in 2007. Approximately $0.8 million of the increase is related to higher office rent due to the Partnership's relocation of its corporate offices in 2006. The remainder of the increase is principally due to increases in rights of way expense for the Partnership's pipelines and terminals.

        All other costs were $44.0 million, an increase of $1.5 million, in 2007 compared to 2006. The increase is primarily related to $1.9 million of various other pipeline operating costs resulting from Buckeye's expanded operations. Approximately $0.9 million of the increase is due to costs related to recent acquisitions of Buckeye and an additional $0.8 million of the increase was associated with fuel purchases by WesPac Pipelines—Reno LLC related to a product-supply arrangement. These increases were offset by $2.1 million of non-recurring professional fees in 2006 for legal, accounting and tax fees related to planning for BGH's IPO in 2006.

        Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Total Costs and Expenses:
Attributable to Buckeye	$317,267	$284,693	$247,133
Elimination of Buckeye deferred charge	(4,698)	(4,698)	(4,698)
Elimination of Buckeye senior administrative charge	—	(1,154)	(1,900)
Net effect of ESOP charges	5,069	5,997	4,783
Attributable to BGH	6,356	12,049	7,259

Total	$323,994	$296,887	$252,577

        Amounts attributable to BGH consist of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Attributable to BGH:
Payroll and payroll benefits	$3,975	$7,370	$5,061
Professional fees	1,485	3,633	1,644
Other	896	1,046	554

Total	$6,356	$12,049	$7,259

        Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye, which is the responsibility of BGH pursuant to an Exchange Agreement, as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. In 2007, BGH incurred $1.1 million of non-cash unit based compensation expense from the vesting of Management Units as result of the sale of the controlling interest in BGH. In addition, BGH's payroll expense also increased by $0.6 million due to non-cash unit based compensation expense related to BGH GP's compensation plan. In 2006, BGH expensed $3.5 million related to its Management Units and paid one-time bonuses of $2.0 million to executives in connection with the BGH IPO. Non-recurring professional fees in 2006 include approximately $2.1 million of legal, accounting and tax fees related to planning for BGH's IPO in 2006. Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

        Other income (expense) for the year ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Investment income	$1,490	$1,410	$884
Interest and debt expense	(51,721)	(60,702)	(55,366)

Total	$(50,231)	$(59,292)	$(54,482)

        Other income (expense) was a net expense of $50.2 million during 2007, a decrease of $9.1 million, compared to a net expense of $59.3 million during the same period in 2006. Investment income for 2007 was consistent with investment income generated during 2006.

        Interest and debt expense was $51.7 million in 2007, a decrease of $9.0 million compared to 2006. The decrease is primarily due to $7.0 million of interest expense associated with BGH's prior term loan which was extinguished in conjunction with the IPO in 2006. The remainder of the decrease is due to a decrease in interest expense on the Partnership's credit facility resulting from lower balances outstanding in 2007 as compared to 2006.

2006 Compared to 2005

  Revenues

        Total revenues for the year ended December 31, 2006 were $461.8 million, which is an increase of $53.4 million, or 13.1%, from revenue of $408.4 million in 2005.

  Pipeline Operations:

        Revenue from pipeline transportation of refined petroleum products was $350.9 million in 2006 compared to $306.8 million in 2005. The increase of $44.1 million was due primarily to higher volumes associated with pipeline assets acquired in 2006, or acquired in 2005 and operated for a full year in 2006, as well as tariff rate increases in connection with certain of the Partnership's pipelines. More specifically, the increase in revenue in 2006 as compared to 2005 was due in part to:

  •
  Incremental revenue of approximately $12.1 million in 2006 compared to 2005 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport in April 2006;

  •
  An approximate $11.2 million net increase in base transportation revenue caused primarily by tariff rate increases;

  •
  Incremental revenue of $10.8 million from the NGL pipeline in 2006 due to the Partnership acquiring the NGL pipeline on January 31, 2006;

  •
  Incremental revenue of approximately $8.0 million in 2006 compared to 2005 resulting from the pipelines purchased as part of the Northeast Pipelines and Terminals acquisition in May 2005;

  •
  A $4.0 million increase in incidental revenue primarily from increased revenues under a jet fuel product supply arrangement at the Reno-Tahoe International Airport;

  •
  A $3.8 million increase in revenue from jet fuel volumes delivered; and

  •
  A $5.5 million decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries.

  Terminalling and Storage:

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

        Terminalling and Storage revenues at existing terminals owned by the Partnership were $75.4 million for the year ended December 31, 2006, an increase of $6.5 million from Terminalling and Storage revenues generated by those terminals in 2005.

  Other Operations:

        Revenue from Other Operations of $29.6 million for the year ended December 31, 2006 decreased by of $3.1 million from 2005 primarily as a result of the absence of a large construction project which provided approximately $7.7 million of revenue in 2005.

  Operating Expenses

        Payroll and payroll benefits costs were $91.9 million in 2006, an increase of $9.2 million compared to the comparable period in 2005. Of this increase, approximately $3.5 million was related to the hiring of additional employees as a result of recent acquisitions by Buckeye. Increases in salaries and wages of $6.0 million resulted from an increase in the number of employees and overtime pay due to Buckeye's expanded operations and higher wage rates. Buckeye also experienced an increase in benefit costs of $0.4 million. These increases were partially offset by an increase of capitalized payroll of $0.8 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay. Buckeye incurred expense of $0.4 million for severance pay in 2005 which did not occur during 2006. Payroll and benefits expense was also reduced by $1.1 million in 2006 compared to 2005 as a result of lower incentive compensation accruals. In 2006, Buckeye accrued approximately $0.9 million for annual incentive compensation for employees, compared to approximately $2.0 million in 2005. BGH paid approximately $2.0 million in 2006 primarily to its executives in connection with the completion of BGH's initial public offering on August 9, 2006.

        BGH also incurred approximately $3.5 million of non-cash unit based compensation expense in both 2005 and 2006 related to the vesting of its Management Units.

        Depreciation and amortization expense of $39.6 million increased by $7.2 million in 2006 over 2005. Depreciation related to recent acquisitions was $3.5 million. Buckeye also incurred depreciation expense of $0.7 million related to the terminal and pipeline at the Memphis International Airport which commenced operations in April 2006. The remaining increase resulted from assets placed into service during 2006.

        Outside services costs, consisting principally of third-party contract services for maintenance activities, were $34.5 million in 2006, an increase of $12.0 million over 2005. Outside services costs related to acquisitions were $1.1 million. Buckeye incurred an additional $6.8 million for pipeline inspection and maintenance costs related to an operating service contract. The remainder of the increase was due to additional pipeline and tank inspections and maintenance work that occurred during 2006 as compared to 2005.

        Operating power costs, consisting primarily of electricity required to operate pumping facilities, were $29.0 million in 2006, an increase of $2.8 million over 2005. Recent acquisitions added $2.1 million to operating power expense. The remainder of the increase was principally due to higher rates associated with purchases of electricity.

        Property and other taxes were $21.3 million in 2006, an increase of $4.4 million over 2005. Of this increase, $1.1 million related to recent acquisitions. As more fully discussed in the consolidated financial statements, Buckeye incurred a $0.6 million charge related to a penalty assessment received from the IRS for failure to file excise tax information in a timely fashion. These increases were offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement. The remainder of the increase was due to increased real estate property assessments over the same period in 2005.

        Insurance costs and casualty losses were $11.5 million in 2006, which is a decrease of $1.6 million over the comparable period in 2005. In 2006, casualty losses decreased by $2.5 million. The Partnership had significant pipeline and terminal releases in 2005 that did not recur in 2006. These decreases were offset by an increase in insurance costs in 2006 of $0.8 million which was primarily due to recent acquisitions.

        Supplies expense was $7.9 million in 2006, an increase of $2.1 million from 2005. Approximately $1.5 million of the increase is due to an increase in use of terminal additives as a result of increased activity at the Partnership's terminals. Recent acquisitions added $0.3 million of supplies expense. The remainder of the increase is due to various other supplies needed to operate the Partnership's pipelines and terminals.

        Rental expense increased by $1.6 million from $8.7 million for the year ended December 31, 2005 to $10.3 million for the same period in 2006. Approximately $0.7 million of the increase is due to an increase in rights of way expense which is primarily due to start of operations of the pipeline and terminal at the Memphis International Airport. Approximately $0.5 million is related to higher office rent which is primarily due to the Partnership's relocation of its corporate offices in 2006.

        Construction management costs were $8.4 million in 2006, a decrease from the prior year of $0.5 million. The decrease was a result of the absence of a significant construction contract that was completed in 2005.

        All other costs were $42.5 million in 2006 compared to $35.3 million in 2005, an increase of $7.2 million. The increase reflects $3.1 million of costs associated with jet fuel purchases by WesPac Pipelines—Reno LLC related to a jet fuel supply arrangement, with corresponding revenue included in Buckeye's incidental revenue. Other costs related to recent acquisitions were $1.4 million. The remainder of the increases related to various pipeline operating costs resulting from Buckeye's expanded operations.

        Interest and debt expense for the year ended December 31, 2006 was $5.3 million higher than 2005. Buckeye incurred approximately $3.3 million of additional interest expense in 2006 because its 5.125% Notes which were issued in June of 2005 were outstanding for the entire 2006 fiscal year. The balance of the increase in interest expense in 2006 resulted from higher average balances outstanding and higher interest rates on Buckeye's revolving credit facility. Also recorded in 2006 as part of the IPO and repayment of a term loan was a reduction in interest expense of $1.9 million related to the liquidation of two interest rate swaps and an interest rate cap, as well as a charge of $1.6 million related to the write-off of previously deferred financing costs.

Liquidity and Capital Resources

        Until BGH's IPO on August 9, 2006, BGH's only capital requirement, apart from Buckeye's capital requirements, was its debt service under its term loan. Concurrent with BGH's IPO, the term loan was repaid in full. Buckeye's capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and debt service requirements.

        As noted in "Overview" above, BGH's only cash-generating asset is its ownership interest in Buckeye GP. BGH's cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye's partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye's ability to generate cash beyond its working capital requirements. Buckeye's primary future sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye's revolving credit facility and proceeds from the issuance of Buckeye's LP Units.

        BGH's principal use of cash is the payment of its operating expenses and distributions to its Unitholders. BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. In 2007, BGH paid cash distributions of $0.225 per unit on February 28, 2007, $0.24 per unit per unit on May 31, 2007, $0.25 per unit on August 31, 2007 and $0.265 per unit on November 30, 2007. Total cash distributed to BGH Unitholders in 2007 was approximately $27.7 million.

Debt

  BGH

        On August 9, 2006, BGH entered into a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the "BGH Credit Agreement"). The credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement. Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime commercial lending rate; or (ii) LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor's Rating Services and Moody's Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH. BGH did not have amounts outstanding under the BGH Credit Agreement at December 31, 2007 and 2006.

        The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from the Partnership, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines "Restricted Subsidiaries" as certain of BGH's wholly-owned subsidiaries. At December 31, 2007, BGH did not have amounts outstanding under the BGH Credit Agreement. The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At December 31, 2007, BGH's funded debt coverage ratio was 3.5 to 1.00.

        The BGH Credit Agreement contains other covenants, including but not limited to, prohibiting BGH from declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH's ability to incur additional indebtedness, to create negative pledges and liens, to make loans, acquisition and grant liens, to make material changes to the nature of BGH and its Restricted Subsidiaries' business and to enter into a merger, consolidation or sale of assets. At December 31, 2007, BGH was in compliance with the covenants under the BGH Credit Agreement.

  Services Company

        Services Company had total debt outstanding of $20.3 million and $26.3 million at December 31, 2007 and 2006, respectively, consisting of 3.60% Senior Secured Notes (the "3.60% ESOP Notes") due March 28, 2011 payable by the Employee Stock Ownership Plan ("ESOP") to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company's common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye's LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye's LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye's LP Units owned by Services

Company's returns to an amount that exceeds the 125% minimum. At December 31, 2007, the value of Buckeye's LP Units owned by Services Company exceeded the 125% requirement.

  Buckeye

        At December 31, 2007 and 2006, the Partnership had $850.0 million aggregate principal amount of long-term debt, which consisted of $300 million of the Partnership's 4.625% Notes due 2013 (the "4.625% Notes"), $275.0 million of the Partnership's 5.300% Notes due 2014 (the "5.300% Notes"), $150.0 million of the Partnership's 6.75% Notes due 2033 (the "6.75% Notes") and $125.0 million of the Partnership's 5.125% Notes due 2017 (the "5.125% Notes").

  Credit Facility

        The Partnership has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the "Credit Facility"), which maybe extended up to $800.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility's maturity date is August 24, 2012 which may be extended by the Partnership for up to two additional one year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor's and Moody's Investor Services for the Partnership's senior unsecured non-credit enhanced long-term debt. At December 31, 2007, the Partnership did not have amounts outstanding under the Credit Facility. At December 31, 2006, the Partnership had $145.0 million outstanding under the Credit Facility. At December 31, 2007 and 2006, the Partnership had committed $1.5 million and $2.1 million in support of letters of credit, respectively. The obligations for letters of credit are not reflected as debt on the consolidated balance sheet of Buckeye or BGH.

        The Credit Facility requires the Partnership to maintain a specified ratio (the "Funded Debt Ratio") of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility. The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At December 31, 2007, the Partnership's Funded Debt Ratio was 3.4 to 1.0.

        In addition, the Credit Facility contains other covenants, including but not limited to, limiting the Partnership's ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At December 31, 2007, the Partnership was in compliance with the covenants under its Credit Facility.

        On January 23, 2008, the Partnership entered into an amendment to the Credit Facility, which permits certain subsidiaries to incur up to $250.0 million of indebtedness. The amendment also permits these subsidiaries to: (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels. This debt, subject to certain conditions, is excluded when calculating the above described Funded Debt Ratio.

  Derivative Instruments

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007, 2006 and 2005 related to the amortization of the gain on the interest rate swap.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payments only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The Partnership will amortize this amount as interest expense over the life of the debt.

Cash Flows from Operations

        The components of cash flows from operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Cash Flow from Operations
	2007	2006	2005
	(In thousands)
Net income	$22,921	$8,734	$6,986
Value of ESOP shares released	4,470	4,077	5,012
Depreciation and amortization	40,236	39,629	32,408
Non-controlling interest	128,926	103,066	99,704
Changes in current assets and liabilities	(1,895)	(8,310)	(979)
Changes in non-current assets and liabilities	(4,984)	3,568	5,832
Other	2,062	4,428	1,974

Total	$191,736	$155,192	$150,937

        Cash flows from operations were $191.7 million in 2007, compared to $155.2 million in 2006, an increase of $36.5 million. The primary cause of this increase was the increase in BGH's net income of $14.2 million and an increase in non-controlling interest of $26.7 million in 2007, which were partially offset by an increase in non-current assets and liabilities of $5.0 million and an increase in working capital requirements in 2007 as compared to 2006 of $1.9 million

        In 2007, cash used for working capital resulted primarily from a reduction in accounts payable of $6.3 million which was offset by reductions in trade receivables of $3.4 million and prepaid and other current assets of $1.5 million and an increase in accrued and other current liabilities of $0.7 million. The reduction in accounts payable is due to the timing of the payment of invoices at year end in 2007 as compared to 2006. The reduction in trade receivables is due to improvements in the timing of collections. The reduction in prepaid and other current assets is a result of decreases in insurance receivables from insurance companies related to environmental remediation expenditures and prepaid insurance which were partially offset by increases in prepaid taxes and excise tax receivables. The increase in accrued and other current liabilities is due to increases in accrued taxes and accruals for compensation and vacation offset by a reduction in environmental liabilities.

        Cash flows from operations were $155.2 million in 2006, compared to $150.9 million in 2005, an increase of $4.3 million. The principal reason for the increase was the increase in the BGH's net income of $1.7 million and an increase of $7.2 million in depreciation and amortization, a non-cash expense, which were partially offset by increased working capital requirements in 2006 as compared to 2005 of $7.3 million. Depreciation and amortization increased principally from the acquisition of new assets in 2005 and 2006, as well as the Buckeye's ongoing capital programs.

        In 2006, the increase in cash used in working capital resulted primarily from increases in trade receivables of $12.2 million and prepaid and other current assets of $22.7 million. The increase in trade receivables was principally due to the expansion of the Buckeye's business (the acquisition of the NGL Pipeline and certain terminals along with the commencement of operations of the pipeline and terminal at the Memphis International Airport), as well as the timing of pipeline billings at year-end. The increase in prepaid and other current assets resulted from receivables of $6.3 million related to activities on the ammonia pipeline purchased by Buckeye in November 2005, increases of $8.6 million resulting from amounts determined to be recoverable from insurance companies related to environmental remediation expenditures, an increase in prepaid insurance of $3.0 million as well as other increases totaling $4.0 million. A portion of the insurance receivables related to amounts billed to the insurance companies, with the balance relating to anticipated future expenditures at identified remediation sites. These decreases in cash were partially offset by increases in accounts payable of $8.0 million and in accrued and other current liabilities of $20.8 million. The increase in accrued and other current liabilities of $20.8 million was primarily caused by $6.1 million related to payables arising from activity on the ammonia pipeline purchased in November 2005, $5.5 million related to the current portion of environmental liabilities (a portion of which is recoverable from insurance as described above) and $7.3 million related to other current liabilities.

Cash Flows from Investing Activities

        Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Investing Activities
	2007	2006	2005
	(In millions)
Capital expenditures	$67.9	$92.8	$77.8
Acquisitions and equity investments	40.7	94.3	210.2
Other	—	(6.6)	3.2

Total	$108.6	$180.5	$291.2

        In 2007, Buckeye expended $39.8 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership. See BGH's consolidated financial statements for a further discussion.

        In 2006, Buckeye paid $94.3 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $2.5 million for miscellaneous asset acquisitions. The primary source of other cash of $6.6 million in 2006 relates to the liquidation of restricted cash of $5.1 million as a result of the repayment of the term loan in conjunction with BGH's IPO.

        In 2005, cash used for acquisitions and equity investments consisted of $176.3 million for the Northeast Pipelines and Terminals with the balance expended in connection with a terminal acquisition in Taylor, Michigan, a deposit of $7.7 million for the NGL Pipeline, the purchase of an ammonia pipeline located near Houston, TX and the acquisition of the remaining 25% interest of WesPac Pipelines—Reno LLC not previously owned by Buckeye. In addition, in December 2005, Buckeye acquired an approximately 26-mile pipeline and a 40% interest in Muskegon Pipeline LLC ("Muskegon"), which owns an approximately 170-mile pipeline that extends from Griffith, IN to Muskegon, MI (together, the "Pipeline Interests"). The Pipeline Interests were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of Buckeye's pipelines and a terminal. Buckeye has recorded the Pipeline Interests at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon.

        Capital expenditures are summarized below:

	2007	2006	2005
	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$22.6	$20.6	$12.9
Pipeline and tank integrity	11.2	9.6	10.5

Total sustaining	33.8	30.2	23.4
Expansion and cost reduction	34.1	62.6	54.4

Total	$67.9	$92.8	$77.8

        Buckeye incurred $33.8 million of sustaining capital expenditures and $34.1 million of expansion and cost reduction expenditures in 2007. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes, ongoing capacity improvements of the pipeline and terminal at the Memphis International Airport and various ethanol blending and ultra low sulfur diesel projects at the Partnership's terminals.

        Buckeye expects to spend approximately $130.0 million in capital expenditures in 2008, of which approximately $37.0 million is expected to relate to sustaining capital expenditures and $93.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.

        In 2006, Buckeye incurred $30.2 million of sustaining capital expenditures and $62.6 million of expansion and cost reduction expenditures. The increase in sustaining capital expenditures related principally to construction of leasehold improvements to Buckeye's new administrative offices in Breinigsville, Pennsylvania and transition capital expenditures related to assets purchased in late 2005 and in 2006. Expansion projects in 2006 included $12.4 million to complete an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, $12.1 million for the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and $11.9 million for a capacity expansion in Illinois to handle additional LPG volumes. Other expansion projects underway in 2006 included various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by Buckeye, and an expansion of pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.

        During 2005, Buckeye expended $33.7 million on an approximately 11-mile pipeline and associated terminal to serve Federal Express at the Memphis International Airport. The project entered commercial service in the first quarter of 2006. Also in 2005, Buckeye expended approximately $9.3 million to complete a major expansion of Buckeye's Laurel pipeline across Pennsylvania. The remaining $11.4 million of expansion and cost reduction capital expended in 2005 related to various other projects including a butane blending project associated with Buckeye's Macungie, Pennsylvania station.

        Until December 31, 2005, Buckeye's initial pipeline integrity expenditures for internal inspections had been capitalized as part of pipeline cost when such expenditures improved or extended the life of the pipeline or related assets. Subsequent pipeline integrity expenditures for internal inspections have been expensed as incurred. As of January 1, 2006, Buckeye began expensing all internal inspections for pipeline integrity, whether or not such expenditures were for the initial or subsequent internal inspection. In 2007 and 2006, approximately $10.9 million and $10.5 million, respectively, of integrity costs were expensed compared to $3.0 million in 2005. Buckeye expects to charge approximately $12.9 million of pipeline integrity expenditures to expense in 2008.

Cash Flows from Financing Activities

        BGH's, Buckeye's, and Services Company's financing transactions are summarized as follows:

  Equity Securities:

        As described above, BGH raised approximately $168.3 million, net of underwriters' discount and expenses, in the IPO. BGH used the proceeds from the offering, plus available cash from operations and the liquidation of MainLine's interest expense reserve account and its three derivative instruments, to repay principal and accrued interest on MainLine's then-outstanding term loan, as well as make distributions of $7.7 million to BGH's pre-IPO equity owners.

        On December 4, 2007, Buckeye issued 2.0 million LP Units in an underwritten public offering at $47.30 per LP Unit. Total proceeds from the offering, after underwriter's discount of $1.00 per LP Unit and offering expenses, were approximately $94.5 million, and were used to reduce amounts outstanding under the Credit Facility and to pre-fund a portion of the amounts required for the acquisition of Lodi Gas in January 2008.

        On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit. Total proceeds from the offering, after underwriter's discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million, and were used to reduce amounts outstanding under the Partnership's Credit Facility.

        On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit. On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit. Proceeds from the offering, including the overallotment option and after underwriter's discount of $0.75 per LP and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under the Partnership's Credit Facility.

        On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter's discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million and were used to reduce amounts outstanding under Buckeye's revolving credit facility.

        On May 17, 2005, Buckeye issued 2.5 million LP Units in an underwritten public offering at $45.20 per LP Unit. Proceeds from the offering, after underwriters' discount of $1.80 per LP Unit and offering expenses, were approximately $108.4 million and were used to reduce amounts outstanding under the Partnership's revolving credit facility.

        On February 7, 2005, Buckeye issued 1.1 million LP Units in an underwritten public offering at $45.00 per LP Unit. Proceeds from the offering, after underwriters' discount of $1.46 per LP Unit and offering expenses, were approximately $47.7 million and were used to reduce amounts outstanding under the Partnership's revolving credit facility and to fund the Partnership's expansion and cost reduction capital expenditures.

  Debt Securities:

        On January 8, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition.

        On June 30, 2005, Buckeye sold $125.0 million aggregate principal amount of its 5.125% Notes due July 1, 2017 in an underwritten public offering. Proceeds from the note offering, after underwriters' fees and expenses, were approximately $123.5 million. Proceeds from the offering were used in part to repay $122.0 million that was outstanding under the Credit Facility.

        In addition to the above, the Partnership borrowed $155.0 million, $177.0 million and $250.0 million, and repaid $300.0 million, $82.0 million and $273.0 million under the Credit Facility (and its predecessor facility) in 2007, 2006 and 2005, respectively.

        Payments on Service Company's ESOP loans were $6.0 million in 2007 and 2006 and $5.6 million in 2005.

  Distributions:

        Distributions to non-controlling interests consisting primarily of Buckeye's distributions to holders of its LP Units increased to $128.8 million in 2007 compared to $113.5 million in 2006 and $97.8 million in 2005. Distributions in 2007 increased over 2006 primarily as a result of increases in the unit distribution rate by Buckeye and the issuance of an additional 6.2 million LP Units in 2007. Distributions in 2006 increased over 2005 primarily as a result of increases in the unit distribution rate by Buckeye and the issuance of an additional 1.5 million LP Units in 2006.

        Total distributions by BGH to its Unitholders in 2007 amounted to $27.7 million in 2007 as compared to $3.5 million in 2006. In 2007, BGH declared four quarterly distributions as compared to 2006, when BGH only declared one quarterly distribution, as a result of BGH's IPO in the latter part of 2006.

Debt Obligations and Other Financing

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payments only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The Partnership will amortize this amount as interest expense over the life of the debt.

        On February 8, 2008, in connection with the Partnership's acquisition of Farm & Home, Farm & Home entered into the Seventh Amendment to the Loan and Security Agreement, dated December 16, 2004 as amended, (the "Farm & Home Agreement") between Farm & Home and a syndicate of banks, which permitted, among other things, Farm & Home to be acquired by the Partnership. The Partnership was permitted to assume the Farm & Home Agreement as a result of the January 28, 2008 amendment to the Credit Facility discussed above. The Farm & Home Agreement provides for a working capital line of credit of up to $100 million ($140 million until April 30, 2008) with interest at Farm & Home's election at either the prime rate (as defined in the Farm & Home Agreement) minus 0.5% or LIBOR plus $1.35% on the first $50 million of borrowings and LIBOR plus 1.65% for borrowings in excess of $50 million. The Farm & Home Agreement also permits letters of credit of up to $3.5 million. The Farm & Home Agreement is secured by liens on substantially all of the assets of Farm & Home.

        The Farm & Home Agreement contains financial covenants requiring Farm & Home to maintain:

  •
  a Tangible Net Worth equal to the greater of approximately $33.7 million for the period June 30, 2007 through June 29, 2008, and thereafter equal to prior periods Tangible Net Worth plus 50% of Farm & Home's net income for the fiscal year then ended;

  •
  a ratio of the sum of all indebtedness of Farm & Home to Tangible Net Worth of not greater than 2.50 to 1.00; and

  •
  a ratio of pre-tax income to interest expense of not less than 1.25 to 1.00.

        The Farm & Home Agreement also contains certain negative covenants including restricting Farm & Home's ability to merge or consolidate with another entity, acquiring other businesses, changing its legal organization or engaging in a business or activities materially different from its existing business.

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007, 2006 and 2005 related to the amortization of the gain on the interest rate swap.

  Operating Leases

        The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2007 are approximately $5.4 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

        Buckeye leases space in office buildings and certain copying equipment. Future minimum lease payments under these noncancelable operating leases at December 31, 2007 were as follows: $1.4 million for 2008, $1.4 million for 2009, $1.4 million for 2010, $1.4 million for 2011, $1.4 million for 2012 and $12.9 million in the aggregate thereafter

        Rent expense under operating leases was $11.7 million, $10.3 million and $8.7 million for 2007, 2006 and 2005, respectively.

  Contractual Obligations

        Contractual obligations are summarized in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$870,286	$6,289	$12,471	$1,526	$850,000
Interest payable on fixed long-term debt obligations	497,970	45,904	90,836	89,983	271,247
Acquisitions	585,500	585,500	—	—	—
Operating leases	19,863	1,370	2,823	2,782	12,888
Rights-of-way payments	27,175	5,435	10,870	10,870	—
Purchase obligations	32,262	32,262	—	—	—

Total contractual cash obligations	$2,033,056	$676,760	$117,000	$105,161	$1,134,135

        Interest payable on fixed long-term debt obligations includes semi-annual payments required for Buckeye's 4.625% Notes, its 6.75% Notes, its 5.300% Notes and its 5.125% Notes. It also includes interest due on Services Company's 3.6% ESOP Notes.

        Amounts for acquisitions represent amounts for which Buckeye was contractually obligated to close in the first quarter of 2008, which includes the acquisitions of Lodi Gas and Farm & Home, as described in BGH's consolidated financial statements. Buckeye completed the acquisitions of Lodi Gas and Farm & Home on January 18, 2008 and February 8, 2008, respectively.

        Purchase obligations generally represent commitments for recurring operating expenses or capital projects.

        In addition, BGH's and Buckeye's obligations related to its pension and postretirement benefit plans are discussed in BGH's consolidated financial statements.

  Environmental Matters

        The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as Buckeye's own standards relating to protection of the environment, cause the Operating Subsidiaries to incur current and ongoing operating and capital expenditures. Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from Buckeye's pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve, for example, groundwater monitoring and treatment. Buckeye regularly incurs expenses in connection with these environmental remediation activities. In 2007, the Operating Subsidiaries incurred operating expenses of $7.4 million and at December 31, 2007, had $22.7 million accrued for environmental matters. At December 31, 2007, Buckeye estimates that approximately $5.7 million of environmental expenditures incurred will be covered by insurance. These recovery amounts have not been included in expense in the financial statements. Buckeye maintains environmental liability insurance covering all of its pipelines and terminals with a per occurrence deductible in the amount of $3.0 million. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye's commitment to maintaining high environmental standards and complying with increasingly rigorous environmental laws.

Employee Stock Ownership Plan

        Services Company provides an employee stock ownership plan (the "ESOP") to the majority of its employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP, as well as certain employees covered by a union multiemployer pension plan. The ESOP owns all of the outstanding common stock of Services Company.

        Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the 3.6% ESOP Notes bear to the total of all principal and interest payments due under the 3.6% ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Total ESOP related costs charged to earnings were $5.8 million, $5.6 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

        BGH does not have any off-balance sheet arrangements except for operating leases.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities. The following describes the estimated risks underlying BGH's critical accounting policies and estimates:

  Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

        Property, plant and equipment is generally recorded at cost or fair value. Approximately 76.7% of BGH's consolidated assets consist of property, plant and equipment such as pipeline and related transportation facilities, land, rights-of-way, buildings, leasehold improvements and machinery and equipment. The most significant of these assets are pipelines and related facilities, which, consistent with industry practice, are generally depreciated on a straight line basis over an estimated useful life of 50 years. Depreciation is the systematic and rational allocation of an asset's cost or fair value, less its residual value (if any), to the periods it benefits. Straight line depreciation results in depreciation expense being incurred evenly over the life of an asset.

        The determination of an asset's useful life requires assumptions regarding a number of factors including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense that could have a material impact on our financial statements.

        At December 31, 2007 and 2006, the net book value of BGH's consolidated property plant and equipment was $1.8 billion and $1.7 billion, respectively. Depreciation expense was $39.6 million and $39.0 million for the years ended December 31, 2007 and 2006, respectively. BGH does not believe that there is a reasonable likelihood that there will be a material change in the future estimated useful life of these assets. In the past, BGH has generally not deemed it necessary to materially change the depreciable lives of its assets. However, a 10% reduction in the depreciable life of these assets, from 50 to 45 years, would increase annual depreciation expense, and reduce operating income by approximately $4.0 million annually.

  Reserves for Environmental Matters

        As discussed under "Environmental Matters" above, Buckeye's Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated based upon past experience and advice of outside engineering, consulting and law firms. Generally, the timing of these accruals coincides with Buckeye's commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. Historically, BGH's estimates of direct and indirect costs related to remediation efforts have generally not required material adjustments. However the accounting estimates relative to environmental matters are uncertain because (1) estimated future expenditures related to environmental matters are subject to cost fluctuations and can change materially, (2) unanticipated liabilities may arise in connection with environmental remediation projects and may impact cost estimates, and (3) changes in federal, state and local environmental regulations can significantly increase the cost or potential liabilities related to environmental matters. Buckeye maintains insurance which may cover certain environmental expenditures. During 2007, 2006 and 2005, Buckeye's operating subsidiaries incurred environmental related operating expenses, net of insurance recoveries, of $7.4 million, $6.2 million and $9.3 million, respectively. At December 31, 2007 and 2006, Buckeye's Operating Subsidiaries had accrued $22.7 million and $29.2 million, respectively, for environmental matters. The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects. Changes in estimates of environmental remediation for each remediation project will affect operating income on a dollar-for-dollar basis up to Buckeye's self-insurance limit. Buckeye's self-insurance limit is currently $3.0 million per occurrence.

Related Party Transactions

        With respect to related party transactions see Note 16 to the consolidated financial statements and Item 13 "Certain Relationships and Related Transactions and Director Independence."

Recent Accounting Pronouncements

        See Note 2 to BGH's consolidated financial statements for a description of certain new accounting pronouncements issued in the year ended December 31, 2007.

Forward-Looking Information

        The information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as "anticipate," "continue," "estimate," "expect," "may," "believe," "will," or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH's ability to pay distributions to its Unitholders; (2) BGH's expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye's business; (4) price trends and overall demand for refined petroleum products and natural gas in the United States in general and in Buckeye's service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (5) competitive pressures from other transportation services or alternative fuel sources; (6) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of Buckeye's tariff rates; (7) liability for environmental claims; (8) security issues affecting Buckeye's assets, including, among others, potential damage to its assets caused by acts of war or terrorism; (9) construction costs, unanticipated capital expenditures and operating expenses to repair or replace Buckeye's assets; (10) availability and cost of insurance on Buckeye's assets and operations; (11) Buckeye's ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (12) expansion in the operations of Buckeye's competitors; (13) Buckeye's ability to integrate any acquired operations into its existing operations; (14) shut-downs or cutbacks at major refineries that use Buckeye's services; (15) deterioration in Buckeye's labor relations; (16) regional economic conditions; (17) changes in real property tax assessments; (18) disruptions to the air travel system; (19) interest rate fluctuations and other capital market conditions; (20) availability and cost of insurance on BGH's and Buckeye's assets and operations; (21) BGH's future results of operations; (22) BGH's liquidity and ability to finance its activities; (23) market conditions in Buckeye's industry; (24) conflicts of interest between Buckeye, its general partner and BGH; (25) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (26) the impact of governmental legislation and regulation on BGH and Buckeye.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Report on Form 10-K, including those described in the "Risk Factors" section of this Report. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk—Trading Instruments

        Neither BGH nor Buckeye has any derivative instruments and neither engaged in hedging activity with respect to trading instruments for the year ended December 31, 2007.

Market Risk—Other than Trading Instruments

        At December 31, 2007, Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.30% Notes, the 4.625% Notes and the 6.750% Notes) and cash flow risk with respect to its variable rate obligations on its Credit Facility. Fair value risk represents the risk that the value of the fixed portion of the respective financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

        At December 31, 2007, Buckeye had total fixed debt obligations at face value of $850.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.30% Notes, $300.0 million of the 4.625% Notes and $150.0 million of the 6.750% Notes. Services Company had fixed debt obligations of approximately $20.3 million at December 31, 2007 of its 3.60% ESOP Notes. The fair value of these obligations at December 31, 2007 was approximately $848.8 million. A 1% decrease in rates for obligations of similar maturities would have increased the fair value of these obligations by approximately $58.0 million at December 31, 2007. Buckeye did not have variable debt obligations under the Credit Facility at December 31, 2007.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payment only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The Partnership will amortize this amount as interest expense over the life of the debt.

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007, 2006 and 2005 related to the amortization of the gain on the interest rate swap.

Item 8.    Financial Statements and Supplementary Data

BUCKEYE GP HOLDINGS L.P.

        Schedules are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

        Management of MainLine Management LLC, as general partner of Buckeye GP Holdings L.P. ("BGH"), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management evaluated BGH's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, BGH's internal control over financial reporting was effective.

        BGH's independent registered public accounting firm, Deloitte & Touche LLP, has audited BGH's internal control over financial reporting. Their opinion on the effectiveness of BGH's internal control over financial reporting appears herein.

/s/ FORREST E. WYLIE	/s/ VANCE E. POWERS
Chief Executive Officer	Acting Chief Financial Officer
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye GP Holdings L.P.

        We have audited the internal control over financial reporting of Buckeye GP Holdings L.P. and subsidiaries ("BGH") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BGH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BGH's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, BGH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of BGH and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye GP Holdings L.P.

        We have audited the accompanying consolidated balance sheets of Buckeye GP Holdings L.P. and subsidiaries, formerly MainLine L.P. and subsidiaries, ("BGH") as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of BGH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye GP Holdings L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 12 to the consolidated financial statements, BGH adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," as of December 31, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGH's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on BGH's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 13, 2008

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$519,347	$461,760	408,446

Costs and expenses:
Operating expenses	255,744	227,374	196,750
Depreciation and amortization	40,236	39,629	32,408
General and administrative	28,014	29,884	23,419

Total costs and expenses	323,994	296,887	252,577

Operating income	195,353	164,873	155,869

Other income (expense):
Investment income	1,490	1,410	884
Interest and debt expense	(51,721)	(60,702)	(55,366)

Total other income (expense)	(50,231)	(59,292)	(54,482)

Income before equity income and non-controlling interest expense	145,122	105,581	101,387
Equity income	7,553	6,219	5,303
Non-controlling interest expense	(129,754)	(103,066)	(99,704)

Net income	$22,921	8,734	$6,986

Less: Net income prior to initial public offering on August 9, 2006		(6,135)

Net income subsequent to initial public offering on August 9, 2006 to December 31, 2006		$2,599

Net income per partnership unit:
Basic	$0.81	$0.09

Diluted	$0.81	$0.09

Weighted average number of limited partner units outstanding:
Basic	28,142	27,891

Diluted	28,300	28,300

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$94,486	$20,220
Trade receivables	47,598	51,030
Construction and pipeline relocation receivables	12,571	12,189
Inventories	15,149	14,286
Prepaid and other current assets	32,708	34,175

Total current assets	202,512	131,900
Property, plant and equipment, net	1,806,720	1,738,199
Goodwill	234,603	234,603
Other non-current assets	110,491	107,883

Total assets	$2,354,326	$2,212,585

Liabilities and partners' capital:
Current liabilities:
Current portion of long-term debt	$6,289	$6,037
Accounts payable	20,368	26,650
Accrued and other current liabilities	78,902	69,774

Total current liabilities	105,559	102,461
Long-term debt	863,174	1,014,412
Other non-current liabilities	81,120	82,570
Non-controlling interest	1,066,143	772,525

Total liabilities	2,115,996	1,971,968

Commitments and contingent liabilities	—	—
Partners' capital:
General Partner—Common Units	7	7
Limited Partners—Common Units	232,928	232,202
Management Units	3,156	6,926
Equity gains on issuance of Buckeye Partners, L.P. partnership units	2,239	1,482

Total partners' capital	238,330	240,617

Total liabilities and partners' capital	$2,354,326	$2,212,585

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$22,921	$8,734	$6,986

Adjustments to reconcile net income to net cash provided by operating activity:
Amortization of equity compensation	1,769	3,453	3,473
Value of ESOP shares released	4,470	4,077	5,012
Depreciation and amortization	40,236	39,629	32,408
Non-controlling interest	128,926	103,066	99,704
Equity earnings	(7,553)	(6,219)	(5,303)
Distributions from equity investments	7,418	6,815	3,764
Amortization of debt discount	50	50	40
Amortization of option grants	378	329	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	3,432	(12,166)	(6,366)
Construction and pipeline relocation receivables	(382)	(1,618)	(1,209)
Inventories	(863)	(618)	(575)
Prepaid and other current assets	1,467	(22,733)	5,606
Accounts payable	(6,282)	8,002	1,569
Accrued and other current liabilities	733	20,823	(4)
Other non-current assets	1,999	(810)	2,349
Other non-current liabilities	(6,983)	4,378	3,483

Total adjustments from operating activities	168,815	146,458	143,951

Net cash provided by operating activities	191,736	155,192	150,937

Cash flows from investing activities:
Capital expenditures	(67,867)	(92,817)	(77,831)
Acquisitions and equity investments	(40,726)	(94,253)	(210,158)
Net (expenditures for) proceeds from disposal of property, plant and equipment	(12)	1,485	(2)
Release of (deposit to) restricted cash	—	5,117	(3,161)

Net cash used in investing activities	(108,605)	(180,468)	(291,152)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye GP Holdings L.P. units	—	168,324	—
Net proceeds from issuance of Buckeye Partners, L.P. units	296,361	64,092	156,101
Proceeds from exercise of units options	2,497	1,360	1,401
Proceeds from issuance of long-term debt	157,500	177,000	374,767
Capital contributions	—	2	—
Payment of long-term debt	(308,536)	(261,261)	(285,373)
Debt issuance costs	(178)	(535)	(1,282)
Distributions to non-controlling partners of Buckeye Partners, L.P.	(128,775)	(113,480)	(97,767)
Distributions to Limited Partners	(27,734)	(18,990)	—

Net cash (used in) provided by financing activities	(8,865)	16,512	147,847

Net increase (decrease) in cash and cash equivalents	74,266	(8,764)	7,632
Cash and cash equivalents—Beginning of year	20,220	28,984	21,352

Cash and cash equivalents—End of year	$94,486	$20,220	$28,984

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$50,956	$56,792	$53,467
Capitalized interest	$1,469	$1,845	$2,325
Cash paid for income tax	$1,095	$218	$897
Non-cash changes in assets and liabilities:
Deferred consideration associated with acquisition of pipeline interests	$—	$—	$20,100
Fair value hedge accounting	$6,951	$(235)	$1,290
Environmental liabilities related to acquisitions of Northeast and Midwest Pipelines and terminals	$—	$—	$2,332
Assets acquired by the assumption of liabilities	$2,377	$3,200	$—

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(In thousands)

	General Partner- Common Units	Limited Partners- Common Units	Management Units	General Partner	Limited Partners A Units	Limited Partners B Units	Equity Gains on Issuance of Buckeye LP Units	Accumulated Other Comprehensive Income	Total
Partners' capital—January 1, 2005	$—	$—	$—	$7	$67,146	$—	$838	$(11)	$67,980
Net income	—	—	—	—	6,986	—	—	—	6,986
Change in fair value of cash flow hedge, net	—	—	—	—	—	—	—	1,525

Other comprehensive income								1,525	1,525

Total comprehensive income									8,511
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	478	—	478
Recognition of value of limited partners' B units	—	—	—	—	—	4,986	—	—	4,986
Unamortized compensation limited partners' B units	—	—	—	—	—	(1,513)	—	—	(1,513)

Partners' capital—December 31, 2005	—	—	—	7	74,132	3,473	1,316	1,514	80,442

Net income through August 8, 2006	—	—	—	—	6,135	—	—	—	6,135
Net income August 9 through December 31, 2006	—	2,599	—	—	—	—	—	—	2,599
Settlement of interest rate swaps	—	—	—	—	—	—	—	(1,514)

Other comprehensive income								(1,514)	(1,514)

Total comprehensive income									7,220
Exchange of GP units and Limited Partner—A and B Units for General Partner and Limited Partner—Common and Management Units	7	80,267	3,473	(7)	(80,267)	(3,473)	—	—	—
Issuance of Limited Partner—Common Units	—	168,324	—	—	—	—	—	—	168,324
Recognition of value of Management Units	—	—	3,453	—	—	—	—	—	3,453
Distributions to Limited Partner—Common Units	—	(18,990)	—	—	—	—	—	—	(18,990)
Capital contributions	—	2	—	—	—	—	—	—	2
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	166	—	166

Partners' capital—December 31, 2006	7	232,202	6,926	—	—	—	1,482	—	240,617

Net income*	—	22,921	—	—	—	—	—	—	22,921
Distributions to Limited Partner—Common Units	—	(27,734)	—	—	—	—	—	—	(27,734)
Recognition of value of Management Units	—	—	1,179	—	—	—	—	—	1,179
Conversion of Management Units	—	4,949	(4,949)	—	—	—	—	—	—
Recognition of unit-based compensation charges	—	590	—	—	—	—	—	—	590
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	757	—	757

Partners' capital—December 31, 2007	$7	$232,928	$3,156	$—	$—	$—	$2,239	$—	$238,330

* Comprehensive income equals net income.

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Buckeye GP Holdings L.P. ("BGH") is a publicly traded (NYSE symbol: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware. BGH owns 100% of Buckeye GP LLC ("Buckeye GP"), which is the general partner of Buckeye Partners, L.P. (the "Partnership" or "Buckeye"). Buckeye is also a publicly traded (NYSE symbol: BPL) master limited partnership organized in 1986 under the laws of the state of Delaware. As discussed below, effective June 25, 2007, BGH's limited partnership units are owned approximately 62% by BGH GP Holdings, LLC ("BGH GP"), approximately 37% by the public and approximately 1% by certain members of Buckeye GP's senior management. MainLine Management LLC, a Delaware limited liability company ("MainLine Management"), is the general partner of BGH, and is wholly-owned by BGH GP.

        BGH's only business is the ownership of Buckeye GP. Buckeye GP's only business is the management of the Partnership and its subsidiaries. At December 31, 2007, Buckeye GP owned an approximate 0.5% general partner interest in the Partnership. Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. ("MainLine" or the "Operating Subsidiary GP"). The Operating Subsidiary GP is the general partner of, and owns an approximate 1% interest in, certain of the Partnership's operating subsidiaries.

        BGH was formed on June 15, 2006 in order to facilitate the reorganization of MainLine and its affiliates and to effect an initial public offering (the "IPO") of BGH's common units. The reorganization and IPO occurred on August 9, 2006 and, prior to such date, BGH had no activity. Prior to the reorganization, MainLine owned and controlled Buckeye GP. On August 9, 2006, BGH sold 10.5 million common units in an underwritten IPO, the net proceeds of which were approximately $168.3 million. BGH used the net proceeds from the IPO, along with cash on hand, to repay all of the then-outstanding indebtedness of MainLine and to make distributions to its pre-IPO equity owners. The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units ("Common Units") and management units ("Management Units").

        Coincident with the IPO, the equity interests of MainLine were exchanged for the equity interests of BGH. Accordingly, the financial information for BGH included in this report includes the financial information of MainLine as the predecessor of BGH.

        In connection with the closing of the IPO, on August 9, 2006, BGH and Buckeye GP restructured the ownership of Buckeye GP. MainLine Sub LLC ("MainLine Sub"), which was then a wholly-owned subsidiary of BGH and the owner of Buckeye GP, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and Buckeye to Buckeye GP. Thereafter, Buckeye and Buckeye GP amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the "Incentive Compensation Agreement"). Also on August 9, 2006, Buckeye GP entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the "Partnership Agreement"). The amendments to the Incentive Compensation Agreement and the Limited Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to Buckeye GP and recharacterize the payments that Buckeye GP receives under the Incentive Compensation Agreement and the Limited Partnership Agreement as distributions in respect of its general partner interest rather than compensation payments. On August 18, 2006, MainLine Sub was merged with and into BGH.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

        Commencing in the fourth quarter of 2006, these amendments resulted in changes in the method used to allocate the Partnership's income between Buckeye GP and the Partnership's limited partners.

        On June 25, 2007, Carlyle/Riverstone BPL Holdings II, L.P. ("Carlyle/Riverstone"), certain members of senior management of Buckeye GP and other limited partners sold an approximately 62% limited partner interest in BGH, in addition to Carlyle/Riverstone's ownership interest in MainLine Management to BGH GP, a limited liability company owned by affiliates of ArcLight Capital Partners, LLC ("ArcLight"), Kelso & Company, Lehman Brothers Holdings Inc. ("Lehman Brothers"), and certain members of senior management of Buckeye GP, for $411.6 million. The transaction constituted a change of control of BGH and, indirectly, Buckeye.

        All of the employees who provide services to BGH, the Partnership and its subsidiaries are employed by Buckeye Pipe Line Services Company ("Services Company"). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership's subsidiaries for the cost of the employees who provide those services. BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP. The Partnership is generally responsible for all other employee costs. Services Company is owned by an employee stock ownership plan (the "ESOP"). Services Company owned approximately 4.8% of the publicly traded limited partner units of the Partnership at December 31, 2007.

Description of the Partnership's Business

        The Partnership's principal line of business is the transportation, terminalling and storage of refined petroleum products in the United States for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates and maintains pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

        The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximately 2,700 miles of pipeline under agreements with major oil and chemical companies. As of December 31, 2007, the Partnership also owns 51 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, Tennessee, and Wisconsin.

        The Partnership conducts all of its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., Buckeye Pipe Line Holdings, L.P. ("BPH"), Wood River Pipe Lines LLC, Buckeye Pipe Line Transportation LLC, Buckeye NGL Pipe Lines LLC, Buckeye Gas Storage LLC, which was formed to facilitate the purchase of the member interests in Lodi Gas Storage, L.L.C. ("Lodi Gas") in January 2008 and Buckeye Energy Holdings LLC, which was formed to facilitate the purchase of the member interests in Farm & Home Oil Company LLC ("Farm & Home") in February 2008. Each of these entities is referred to hereinafter as an "Operating Subsidiary" or collectively as the "Operating Subsidiaries."

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

        BPH owns, directly or indirectly, a 100% interest in each of Buckeye Terminals, LLC, NORCO Pipe Line Company, LLC, Buckeye Gulf Coast Pipe Lines, L.P., Buckeye Texas Pipe Line Company, L.P. and WesPac Pipelines—Reno LLC. BPH also owns a 75% interest in WesPac Pipelines—Memphis LLC, and a 50% interest in WesPac Pipelines—San Diego LLC, an approximate 25% interest in West Shore Pipe Line Company, a 20% interest in West Texas LPG Pipeline Limited Partnership and a 40% interest in Muskegon Pipeline LLC. Subsidiaries of BPH also own approximately 63% of two partnerships which own a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas that was completed in March 2003 (the "Sabina Pipeline").

        The Partnership's Operating Subsidiaries conduct business in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations. BGH also has certain consolidating level assets, which consist principally of goodwill associated with the purchase of Buckeye's general partnership interest. See Note 19 for a further discussion.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the U.S. Securities and Exchange Commission.

        The consolidated financial statements include the accounts of MainLine or BGH and their respective wholly-owned subsidiaries, with the Partnership and its Operating Subsidiaries as well as Services Company, on a consolidated basis.

        In June 2005, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of the Partnership into its financial statements is appropriate for all periods presented.

        BGH has determined that Services Company is a variable interest entity ("VIE") under the provisions of FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN No. 46R"). Using criteria established in FIN No. 46R, BGH has determined that Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP. Accordingly, as required by FIN No. 46R, Services Company has been consolidated in the financial statements of BGH for all periods presented.

        The Partnership is subject to the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission ("FERC"). Certain Operating Subsidiaries are subject to rate regulation as promulgated by FERC. Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with GAAP accounting principles in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

        All intercompany transactions have been eliminated in consolidation.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in Incentive Compensation Payments to BGH

        Buckeye GP historically received incentive compensation payments from the Partnership under an Incentive Compensation Agreement, which payments were based on cash distributions to the Partnership's limited partners. As described in Note 1, the Incentive Compensation Agreement and the Partnership Agreement were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments with respect to its general partner interest rather than compensation payments. These amendments were effective for payments related to Partnership distributions declared after August 9, 2006. Accordingly, effective in the fourth quarter of 2006, these payments are characterized as distributions rather than compensation payments from the Partnership to Buckeye GP.

        Buckeye pays an annual senior administrative charge to affiliates of its general partner for certain management functions supplied by those affiliates. Prior to the IPO, this senior administrative charge was recognized as income by BGH. In connection with the IPO, Buckeye now pays the senior administrative charge directly to BGH's general partner, MainLine Management.

        Prior to the IPO, BGH recognized its share of Buckeye's income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded by Buckeye as an expense in Buckeye's financial statements), (ii) its proportionate share of Buckeye's remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye's limited partner units ("LP Units") that it owns and its general partner interests in certain of the Operating Subsidiaries and (iii) the senior administrative charge. Commencing with the IPO, BGH recognizes its share of Buckeye's income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye's net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and the Operating Subsidiaries.

        The effect of this change was to reduce BGH's net income in 2007 and 2006 by approximately $4.6 million and $1.2 million, respectively, of which $1.9 million and $0.7 million represents the absence of income related to the senior administrative charge subsequent to the IPO and $2.7 million and $0.5 million represents the difference between income recognition for incentive compensation under BGH's new methodology compared to the amount that would have been recognized had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Use of Estimates

        The preparation of BGH's consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period.

Revenue Recognition

        Revenue from the transportation of petroleum products is recognized as products are delivered. Revenues from terminalling, storage and rental operations are recognized as the services are

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performed. Revenues from contract operation and construction services of facilities and pipelines not directly owned by the Partnership are recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee.

Non-Controlling Interest

        The consolidated balance sheets include a non-controlling interest liability that reflects the portion of the Partnership and Services Company that is not owned by BGH. Similarly, the consolidated income statements include non-controlling interest expense that reflects amounts not attributable to BGH.

Cash and Cash Equivalents

        All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Trade Receivables

        Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. The Partnership extends credit terms to certain customers based on historical dealings and to other customers after a review of various credit indicators, including the customers' credit rating.

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

Equity Investments

        Investments in entities in which the Partnership does not exercise control but has significant influence, are accounted for using the equity method. Under this method, an investment is recorded at acquisition cost plus the Partnership's equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess net investment is the amount by which the initial investment exceeds the proportionate share of the book value of the net assets of the investment. Management evaluates equity method investments for impairment whenever events or circumstances indicate that there is a loss in value of the investment which is other than temporary. In the event that the loss in value of an investment is other than temporary, the Partnership records a charge to earnings to adjust the carrying value to fair value. There were no

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity investment impairments during 2007, 2006 or 2005. BGH has no equity method investments other than those maintained by the Partnership.

Property, Plant and Equipment

        Property, plant and equipment consist primarily of pipeline and related transportation facilities and equipment. For financial reporting purposes, depreciation on pipeline assets is calculated using the straight-line method over the estimated useful life of 50 years. Other plant and equipment is depreciated on a straight line basis over an estimated life of 5 to 50 years. Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred. Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

        The following table represents the depreciation life for the major asset components of BGH's and the Partnership's assets:

Life in years
Right of way	50
Line pipe and fittings	50
Buildins	50
Pumping equipment	50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill and Intangible Assets

        BGH does not amortize goodwill. Goodwill is reviewed for impairment at the reporting unit level, which is consistent with BGH's operating segments, annually on January 1 for potential impairment based on the carrying value of the reporting unit compared to its fair value. Intangible assets that have finite useful lives are amortized over their useful lives.

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

Asset Retirement Obligations

        BGH accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") as amended by FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which was effective December 31, 2005. SFAS 143 requires that the fair value

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset. After the initial measurement, the obligation is periodically adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and credit-adjusted risk-free interest rates.

        The Operating Subsidiaries' assets generally consist of underground refined petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities that are owned by the Operating Subsidiaries. The Partnership is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, will become completely obsolete and require decommissioning. Further, the Operating Subsidiaries' rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Accordingly, the Partnership has recorded no liability, or corresponding asset, in conjunction with the adoption of SFAS 143 and FIN 47 because the future dismantlement and removal dates of the Partnership's assets, and the amount of any associated costs, are indeterminable.

Debt Issuance Costs

        Costs incurred for debt borrowings are capitalized as paid and amortized over the life of the associated debt instrument. When debt is retired before its scheduled maturity date, any remaining placement costs associated with that debt are expensed. Debt issuance costs were $13.7 million and $13.5 million at December 31, 2007 and 2006, respectively. There was approximately $5.8 million and $4.6 million of accumulated amortization at December 31, 2007 and 2006, respectively.

Fair Value and Hedging Activities

        At December 31, 2007 and 2006, cash, trade receivables, construction and pipeline relocation receivables, prepaid and other current assets, and all current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair value of debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

        BGH's accounts for hedging activities in accordance with SFAS No. 133 "Accounting for Financial Instruments and Hedging Activities," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In 2004, BGH entered into three derivative transactions associated with its debt agreements. One of these transactions was not designated as a hedge while the other two transactions were designated as hedges of variations in cash flows related to BGH's then-outstanding $180 million term loan. During 2005, BGH entered into another derivative transaction associated with its debt agreement which was designated as a hedge of variations in cash flows.

        In 2007, Buckeye entered into two forward-starting interest rate swap agreements associated with the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. These transactions were designated as hedges of variations in cash flows related to the anticipated issuance of debt based on the documentation that was prepared at the inception of the hedged transactions.

        When entering into interest rate swap transactions, BGH becomes exposed to both credit risk and market risk. Credit risk occurs when the value of the swap transaction is positive, and BGH is subject to the risk that the counterparty will fail to perform under the terms of the contract. BGH is subject to market risk with respect to changes in value of the swap. BGH manages its credit risk by only entering into swap transactions with major financial institutions with investment-grade credit ratings. BGH manages its market risk by associating each swap transaction with a debt obligation. BGH's practice is to have the Board of Directors of MainLine Management or of Buckeye GP, as appropriate, approve each swap transaction.

Capitalization of Interest

        Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of debt.

Income Taxes

        For federal and state income tax purposes, BGH and its subsidiaries and the Partnership and the Operating Subsidiaries, except for Buckeye Gulf Coast Pipe Lines, L.P., are not taxable entities. Accordingly, the taxable income or loss of BGH, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners of BGH. The aggregate difference in the basis of BGH's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner's tax attributes is not available to BGH.

        Effective August 1, 2004, Buckeye Gulf Coast Pipe Lines, L.P. ("BGC") elected to be treated as a taxable corporation for federal income tax purposes. Accordingly, BGC has recognized deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and the amounts measured for federal income tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance when the amount of any tax benefit is not expected to be realized. The Partnership recorded a deferred tax liability of $0.6 million and $0.5 million as of December 31, 2007 and 2006, respectively, which is recorded in non-current liabilities.

        Total income tax expense, which is primarily related to BGC, for the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $0.6 million and $0.9 million, respectively. Income tax expense is included in operating expenses in the consolidated statements of income.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 1999, Services Company elected to be taxed as a Subchapter S corporation for federal and state income tax purposes. Services Company is generally not a taxable entity for federal and state income taxes. Rather, Services Company's income or loss is includable in the federal and state income tax returns of its shareholder, the ESOP. As a result of the election, Services Company became liable for federal and state income taxes on any gains on the sale of any Partnership LP Units through December 31, 2008 up to the difference between the market value and the tax basis of the Partnership's LP Units on January 1, 1999. At December 31, 2007 and 2006, Services Company had unrealized built-in gains associated with this election of $20.9 million and $21.9 million, respectively.

Environmental Expenditures

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action. Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees estimated to be paid to outside engineering, consulting and law firms. The Partnership maintains insurance which may cover certain environmental expenditures.

Pensions

        Services Company sponsors a defined contribution plan (see Note 12), defined benefit plans (see Note 12) and an employee stock ownership plan (the "ESOP") (see Note 14) that provide retirement benefits to certain regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 12).

Postretirement Benefits Other Than Pensions

        Services Company provides post-retirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 12).

Equity-Based Compensation

        BGH has Management Units and a BGH GP Equity Compensation Plan and the Partnership has a Unit Option and Distribution Equivalent Plan, each of which, effective January 1, 2006, are accounted for under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 13 for a further discussion of the equity-based compensation plans.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        BGH accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." BGH's comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from hedging transactions.

Earnings per Unit

        Earnings per unit is calculated for BGH only from the date of its IPO on August 9, 2006. Basic earnings per unit is determined by dividing the net income by the weighted average number of Common Units and vested Management Units outstanding for the period of August 9, 2006 to December 31, 2006 and the year ended December 31, 2007. Diluted earnings per unit is calculated using the weighted average of all units outstanding, including Common Units and vested and unvested Management Units.

Major Customers and Concentration of Credit Risk

        The Partnership has a concentration of trade receivables due from major integrated oil companies, major petroleum refiners, major petrochemical companies, large regional marketing companies and large commercial airlines. These concentrations of customers may affect the Partnership's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The consolidated Partnership customer base was approximately 210 customers in 2007 and 214 customers in 2006. Affiliates of Shell Oil Products U.S. ("Shell") contributed 10%, 11%, and 13% in 2007, 2006 and 2005, respectively, of consolidated revenue. Approximately 3% of the 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment. The 20 largest customers accounted for 55% and 53% of consolidated revenue in 2007 and 2006, respectively. The Partnership manages its credit risk through a credit approval process. For certain customers, prepayments are required. The Pipeline Operations segment bills its customers on a weekly basis, and the Terminalling and Storage segment on at least a monthly basis. The effect of these billing practices is to reduce credit risk. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.

Recent Accounting Pronouncements

        In July 2006, the FASB adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a "more-likely-than-not" threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 became effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. BGH has analyzed its tax position taken on federal income tax returns for all open tax years for purposes of implementing FIN 48, and has concluded that as of December 31, 2007, there are no uncertain positions taken or expected to be taken in tax returns that would require recognition in the consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within that year. BGH is still determining the impact, if any, of the adoption of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective on January 1, 2008, BGH adopted SFAS 159 and elected not to apply the fair value option under this standard, therefore, SFAS 159 did not have an impact on BGH's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160") which will be effective for fiscal years beginning after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. BGH is currently assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141 (R)") which will be effective for fiscal years beginning after December 15, 2008. SFAS 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. BGH is currently assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

3. BUCKEYE ACQUISITIONS AND EQUITY INVESTMENTS

        The acquisitions discussed below were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in SFAS No. 141 "Business Combinations." Accordingly, the Partnership allocated the cost of the assets acquired using appraised values on the date of acquisition. The Partnership determined that a significant portion of the value of the purchases relate to the physical assets acquired, which are generally depreciated over 50 years. The acquired pipelines and related assets were allocated to the Pipeline Operations segment; the acquired terminals and related assets were allocated to the Terminalling and Storage segment. Note 19 summarizes the allocation of acquisitions by segment.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUCKEYE ACQUISITIONS AND EQUITY INVESTMENTS (Continued)

2007 Acquisitions

        On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$8,663
Buildings	3,481
Machinery, equipment, and office furnishings	10,024

Total	$22,168

        On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$505
Buildings	192
Machinery, equipment, and office furnishings	1,566

Total	$2,263

        On March 15, 2007, Buckeye acquired two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and purchased a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$3,400
Buildings	1,100
Machinery, equipment, and office furnishings	10,660

Total	$15,160

        In the first quarter of 2007, Buckeye invested $0.9 million in West Texas LPG Pipeline Limited Partnership. For the year ended December 31, 2007, Buckeye invested approximately $1.1 million related to the acquisition of the member interests in Lodi Gas.

2006 Acquisitions

        On January 31, 2006, the Partnership completed the acquisition of a natural gas liquids pipeline that extends generally from Wattenberg, Colorado to Bushton, Kansas, from BP Pipelines (North America) Inc. for approximately $87.0 million, which included a deposit of $7.7 million paid in

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUCKEYE ACQUISITIONS AND EQUITY INVESTMENTS (Continued)

December 2005. The allocated fair value, based on allocations by the Partnership, of the assets acquired is summarized as follows (in thousands):

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

        Effective December 1, 2005, the Partnership acquired from affiliates of Marathon Oil Company an approximately 26-mile pipeline and a 40% interest in Muskegon Pipeline LLC ("Muskegon"). Muskegon owns an approximately 170-mile pipeline which extends from Griffith, Indiana to Muskegon, Michigan. The pipeline and the interest in Muskegon (collectively, the "Pipeline Interests") were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of the Partnership's pipelines and a terminal. In accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions," the Partnership has recorded the Pipeline Interests (and the corresponding obligations) at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon. Management determined that the values of the assets exchanged were equivalent. In connection with the transaction, the parties also entered into throughput agreements related to certain of the Partnership's pipelines and terminals.

        On May 5, 2005, the Partnership acquired a refined petroleum products pipeline system with approximately 478 miles of pipeline and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States (the "Northeast Pipelines and Terminals") for a purchase price of $175.0 million from affiliates of ExxonMobil Corporation ("ExxonMobil").

        In connection with the closing of the Northeast Pipelines and Terminals transaction, the Partnership entered into throughput agreements with ExxonMobil relating to each of the acquired petroleum products terminals. The throughput agreements have an initial term of five years and renew

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUCKEYE ACQUISITIONS AND EQUITY INVESTMENTS (Continued)

automatically for five successive three-year terms unless terminated by ExxonMobil. The agreements provide that the Partnership will reserve storage capacity at the terminals for ExxonMobil. The parties also agreed on the terminalling fees to be charged for volumes throughput at the terminals by ExxonMobil. The amount of storage capacity reserved for ExxonMobil was based initially on historical usage, and adjusts periodically based on ExxonMobil's actual usage.

        The Partnership's cost of the Northeast Pipelines and Terminals totaled $178.6 million, which consisted of the purchase price of $175.0 million, accrued environmental obligations of $2.3 million, and direct acquisition costs of $1.3 million. The allocated fair value, based on allocations by the Partnership of the assets acquired is summarized as follows (in thousands):

Materials and Supplies Inventory	$1,972
Prepaid expenses	288
Land	3,630
Rights-of-way	14,079
Buildings and leasehold improvements	4,043
Machinery, equipment and office furnishings	154,633

Total	$178,645

        In the fourth quarter of 2005, the Partnership recorded an expense of $2.2 million associated with additional environmental costs identified with the Northeast Pipelines and Terminals acquisition.

        In November 2005, the Partnership acquired an approximately 29-mile ammonia pipeline located in Texas for $3.5 million and the remaining 25% member interest in WesPac Pipelines—Reno LLC for $2.5 million.

4. CONTINGENCIES

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

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. CONTINGENCIES (Continued)

        In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye's terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye's terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Environmental Contingencies

        In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $7.4 million, $6.2 million and $9.3 million for 2007, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies. Additional discussions regarding environmental expenditures are contained in Notes 2 (Summary of Significant Accounting Policies), 9 (Accrued and Other Current Liabilities) and 11 (Other Non-Current Liabilities).

5. GOODWILL AND INTANGIBLE ASSETS

        BGH accounts for goodwill using SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes financial accounting and reporting guidance for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

        SFAS 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires BGH to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. BGH's goodwill of $234.6 million was mainly from the acquisitions of Glenmoor, Ltd. by MainLine and six terminals acquired by the Partnership in June 2000.

	December 31,
	2007	2006
	(In thousands)
Pipeline Operations	$198,632	$198,632
Terminalling and Storage	22,789	22,789
Other Operations	13,182	13,182

Total	$234,603	$234,603

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The impairment testing performed each January 1st has determined that no impairment had been incurred in 2007, 2006 or 2005.

        The Partnership's amortizable intangible assets consist of contracts acquired in acquisitions. The contracts were acquired in connection with the acquisition of BGC in March 1999 and the Taylor, Michigan terminal acquired in December 2005. The customer contracts are being amortized over periods ranging from 15 to 25 years (see Note 8).

        For the years 2007, 2006 and 2005, consolidated amortization expense related to amortizable intangible assets was $0.5 million, $0.6 million and $0.2 million, respectively. BGH's consolidated amortization expense related to amortizable intangible assets is estimated to be $0.6 million per year for the years 2008 though 2012.

6. PREPAID AND OTHER CURRENT ASSETS

        Prepaid and other current assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$7,456	$7,728
Insurance receivables	7,707	12,093
Ammonia receivable	7,505	6,284
Prepaid taxes and other	10,040	8,070

Total	$32,708	$34,175

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Land	$55,064	$41,197
Rights-of-way	89,393	88,452
Buildings and leasehold improvements	83,544	68,916
Machinery, equipment, and office furnishings	1,599,854	1,559,145
Construction in progress	164,014	130,307

Total property, plant and equipment	1,991,869	1,888,017
Less: Accumulated depreciation	(185,149)	(149,818)

Property, plant and equipment, net	$1,806,720	$1,738,199

        Depreciation expense was $39.6 million, $39.0 million, and $32.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER NON-CURRENT ASSETS

        Other non-current assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Contracts acquired in acquisitions, net of accumulated amortization of $2,756 and $2,218 at December 31, 2007 and 2006	$9,044	$9,582
Investment in West Shore	30,563	30,490
Investment in WTP	31,172	29,878
Investment in Muskegon	15,257	15,622
Cost of issuing debt	7,896	8,869
Insurance receivables and other	16,559	13,442

Total	$110,491	$107,883

9. ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Taxes—other than income	$8,026	$5,858
Accrued employee benefit liability (see Note 12)	2,183	2,340
Environmental liabilities	8,023	12,498
Interest	16,485	16,961
Retainage	1,572	940
Payable for ammonia purchase	6,988	6,072
Hedge Liability	7,187	—
Compensation and vacation	11,939	8,606
Unearned revenue and other miscellaneous accruals	16,499	16,499

Total	$78,902	$69,774

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DEBT AND CREDIT FACILITIES

        Debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
BGH:
Revolving Line of Credit	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	20,804	27,184
Retirement premium	(518)	(862)
The Partnership:
4.625% Notes due July 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	—	145,000

Total debt	870,286	1,021,322
Other, including unamortized discounts and fair value hedges(1)	(823)	(873)

Subtotal long- term debt	869,463	1,020,449
Less: current maturities	(6,289)	(6,037)

Total long-term debt	$863,174	$1,014,412

    (1)
    The December 31, 2007 amount includes $1.3 million related to an adjustment to fair value associated with a hedge of fair value and ($2.1) million in unamortized discounts. The December 31, 2006 amount includes $1.5 million related to an adjustment to fair value associated with a hedge of fair value and ($2.4) million in unamortized discounts.

        The fair value of the consolidated debt was estimated to be $848.8 million and $990.0 million at December 31, 2007 and 2006, respectively. The value of the consolidated debt was calculated using interest rates currently available to BGH, the Partnership and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

BGH

        On August 9, 2006, BGH entered into a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the "BGH Credit Agreement"). The credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement. Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime commercial lending rate; or (ii) LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor's Rating Services and Moody's Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH. BGH did not have amounts outstanding under the BGH Credit Agreement at December 31, 2007 and 2006.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DEBT AND CREDIT FACILITIES (Continued)

        The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from the Partnership, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines "Restricted Subsidiaries" as certain of BGH's wholly-owned subsidiaries. At December 31, 2007, BGH did not have amounts outstanding under the BGH Credit Agreement. The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At December 31, 2007, BGH's funded debt coverage ratio was 3.5 to 1.00.

        The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH's ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions and investment, making material changes to the nature of BGH and its Restricted Subsidiaries' business, and entering into a merger, consolidation or sale of assets. At December 31, 2007, BGH was in compliance with the covenants under the BGH Credit Agreement.

Services Company

        Services Company had total debt outstanding of $20.3 million and $26.3 million at December 31, 2007 and 2006, respectively, consisting of 3.60% Senior Secured Notes (the "3.60% ESOP Notes") due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company's common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye's LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye's LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye's LP Units owned by Services Company's returns to an amount that exceeds the 125% minimum. At December 31, 2007, the value of Buckeye's LP Units owned by Services Company exceeded the 125% requirement.

Buckeye

        At December 31, 2007 and 2006, the Partnership had $850.0 million aggregate principal amount of long-term debt, which consisted of $300 million of the Partnership's 4.625% Notes due 2013 (the "4.625% Notes"), $275.0 million of the Partnership's 5.300% Notes due 2014 (the "5.300% Notes"), $150.0 million of the Partnership's 6.75% Notes due 2033 (the "6.75% Notes") and $125.0 million of the Partnership's 5.125% Notes due 2017 (the "5.125% Notes").

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DEBT AND CREDIT FACILITIES (Continued)

Credit Facility

        The Partnership has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the "Credit Facility"), which maybe extended up to $800.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility's maturity date is August 24, 2012 which may be extended by the Partnership for up to two additional one year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor's and Moody's Investor Services for the Partnership's senior unsecured non-credit enhanced long-term debt. At December 31, 2007, the Partnership did not have amounts outstanding under the Credit Facility. At December 31, 2006, the Partnership had $145.0 million outstanding under the Credit Facility. At December 31, 2007 and 2006, the Partnership had committed $1.5 million and $2.1 million in support of letters of credit, respectively. The obligations for letters of credit are not reflected as debt on the consolidated balance sheet of Buckeye or BGH.

        The Credit Facility requires the Partnership to maintain a specified ratio (the "Funded Debt Ratio") of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility. The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At December 31, 2007, the Partnership's Funded Debt Ratio was 3.4 to 1.0.

        In addition, the Credit Facility contains other covenants including, but not limited to, limiting the Partnership's ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At December 31, 2007, the Partnership was in compliance with the covenants under its Credit Facility.

        On January 23, 2008, the Partnership entered into an amendment to the Credit Facility, which permits certain subsidiaries to incur up to $250.0 million of indebtedness. The amendment also permits these subsidiaries to: (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels. This debt, subject to certain conditions, is excluded when calculating the above described Funded Debt Ratio.

Derivative Instruments

        In 2004, BGH had purchased an interest rate cap on a notional amount of $50.0 million for $375,000. Under the interest rate cap, if the variable interest rate BGH paid on a former loan (the "Term Loan") exceeded 5.0%, the lender would pay BGH the difference between the variable rate in effect on the $50.0 million notional amount and the capped rate. BGH did not designate the interest rate cap as a cash flow hedge and, accordingly, changes in value of the cap have been reflected in income. The interest rate cap was terminated in connection with BGH's IPO.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DEBT AND CREDIT FACILITIES (Continued)

        In accordance with requirements of the Term Loan, BGH entered into two interest rate swap agreements. BGH designated these transactions as hedges of BGH's cash flow risk associated with the Term Loan. The first agreement, which terminated on December 22, 2005, was for a notional amount of $172.8 million and called for BGH to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.029%. The interest rate swap was effective December 22, 2004, the date of closing of the Term Loan and terminated on December 22, 2005. The three-month LIBOR reset on dates that coincided with the reset dates for the variable interest rate of the Term Loan. The second agreement was for a notional amount of $86.0 million and called for BGH to receive floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 3.853%. The agreement became effective on December 22, 2005 and was terminated in connection with BGH's IPO. During 2005, BGH entered into another interest rate swap agreement. This agreement was for a notional amount of $12.0 million and called for BGH to receive the floating rate payments based on the notional amount times a rate equal to three-month LIBOR in exchange for paying a fixed rate based on the notional amount times 4.54%. This agreement was terminated in connection with the IPO.

        BGH recorded a gain of approximately $1.9 million upon termination of the interest rate cap and the two outstanding interest rate swap agreements in 2006.

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007 and 2006 related to the amortization of the gain on the interest rate swap.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payments only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The Partnership will amortize this amount as interest expense over the life of the debt.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DEBT AND CREDIT FACILITIES (Continued)

Consolidated Debt Maturity Table

        The following table shows scheduled maturities of the principal amounts of consolidated debt obligations for the next 5 years and in total thereafter (in thousands):

2008	$6,289
2009	6,294
2010	6,177
2011	1,526
2012	—
Thereafter	850,000

Total	$870,286

11. OTHER NON-CURRENT LIABILITIES

        Other non-current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued employee benefit liabilities (see Note 12)	$41,805	$40,933
Accrued environmental liabilities	14,633	16,691
Deferred consideration	20,100	20,100
Lease incentives and other	4,582	4,846

Total	$81,120	$82,570

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

RIGP and Retiree Medical Plan

        Services Company sponsors a retirement income guarantee plan (a defined benefit plan) (the "RIGP") which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

        Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund its postretirement benefit obligation.

        In September 2006, the FASB adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Partnership's fiscal year ending December 31, 2006. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.

        The Partnership adopted the provisions of SFAS 158 as of December 31, 2006. In compliance with SFAS 158, the Partnership recorded a decrease in other comprehensive income of approximately $2.8 million in 2007 and an increase in other comprehensive income of $0.8 million in 2006.

        In December 2006, Services Company amended the postretirement health care and life insurance benefits plan (the "Retiree Medical Plan") to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008. This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million. Since the amendment was adopted near year-end, the effects of the amendment did not impact the Partnership's net income in 2006. In 2007, the Partnership's net income was increased by approximately $3.9 million.

        A reconciliation of the beginning and ending balances of the benefit obligations under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$19,298	$20,679	$35,018	$50,235
Service cost	808	922	669	857
Interest cost	1,034	1,000	2,113	2,948
Actuarial loss (gain)	1,104	(1,816)	996	3,452
Amendment(1)	—	—	—	(20,401)
Benefit payments	(2,004)	(1,487)	(2,133)	(2,073)

Benefit obligation at end of year	$20,240	$19,298	$36,663	$35,018

(1)
In 2006, the Retiree Medical Plan was amended to fix amounts payable to Medicare-qualified plan participants at $2,500 per year commencing in 2008.

        A reconciliation of the beginning and ending balances of the fair value of plan assets under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$11,043	$11,033	$—	$—
Actuarial return on plan assets	2,126	922	—	—
Employer contribution	1,750	575	2,133	2,073
Benefits paid	(2,004)	(1,487)	(2,133)	(2,073)

Fair value of plan assets at end of year	$12,915	$11,043	$—	$—

Funded status at end of year	$(7,325)	$(8,255)	$(36,663)	$(35,018)

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Amounts recognized in BGH's balance sheet as liabilities consist of the following:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Accrued employee benefit liabilities—current	$—	$—	$2,183	$2,340

Accrued employee benefit liabilities—noncurrent	$7,325	$8,255	$34,480	$32,678

        Amounts recognized in Buckeye's accumulated other comprehensive income are shown in the table below. However, these SFAS 158 adjustments were re-classified to non-controlling interest in BGH's consolidated balance sheet.

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Net actuarial loss (gain)	$4,586	$5,278	$17,180	$17,613
Prior service cost (credit)	(984)	(1,438)	(18,800)	(22,238)

Total	$3,602	$3,840	$(1,620)	$(4,625)

        Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows:

	RIGP
	2007	2006
	(In thousands)
Projected benefit obligation	$20,240	$19,298
Accumulated benefit obligation	$12,018	$11,067
Fair value of plan assets	$12,915	$11,043

        The weighted average assumptions used in accounting for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2007	2006	2005	2007	2006	2005
Weighted average expense assumption for the years ended December 31,
Discount rate	5.7%	5.4%	5.3%	6.0%	5.8%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
Weighted-average balance sheet assumptions as of December 31
Discount rate	5.5%	5.7%	6.0%	5.8%
Rate of compensation increase	4.0%	4.0%	N/A	N/A

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The expected return on plan assets was determined by a review of projected future returns along with historical returns of portfolios with similar investments as those in the plan.

        The assumed rate of cost increase in the Retiree Medical Plan in 2007 was 9.0% for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increases declines each year through 2011 to a rate of 4.5%, and remain at 4.5% thereafter for both non-Medicare eligible and Medicare eligible retirees.

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1.0% change in the health care cost trend rate for each future year would have had the following effects on 2007 results:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total service cost and interest cost components	$280	$(240)
Effect on postretirement benefit obligation	$1,400	$(1,200)

        The components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2007	2006	2005	2007	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$808	$922	$976	$669	$857	$789
Interest cost	1,034	1,000	998	2,113	2,948	2,628
Expected return on plan assets	(864)	(860)	(762)	—	—	—
Amortization of prior service cost benefit	(454)	(454)	(454)	(3,438)	(690)	(400)
Amortization of unrecognized losses	534	612	804	1,429	1,542	793

Net periodic benefit costs	$1,058	$1,220	$1,562	$773	$4,657	$3,810

	RIGP			Retiree Medical Plan
	2007	2006	2005	2007	2006	2005
	(In thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$(158)	$5,278	$—	$996	$17,613	$—
Prior service cost (credit)	—	(1,438)	—	—	(22,238)	—
Amortization of net actuarial loss (gain)	(534)	—	—	(1,429)	—	—
Amortization of prior service cost (credit)	454	—	—	3,438	—	—

Total recognized in other comprehensive income	$(238)	$3,840	$—	$3,005	$(4,625)	$—

Total recognized in net period benefit cost and other comprehensive income	$820	$5,060	$1,562	$3,778	$32	$3,810

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        During 2008, Buckeye expects that the following amounts currently included in other comprehensive income will be recognized in its consolidated statement of income:

	RIGP	Retiree Medical Plan
	(In thousands)
Amortization of unrecognized losses	$370	$1,248
Amortization of prior service cost benefit	$(454)	$(3,437)

        BGH estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid in the years indicated:

	RIGP	Retiree Medical Plan
	(In thousands)
2008	$2,556	$2,183
2009	2,684	2,279
2010	2,322	2,389
2011	2,622	2,534
2012	2,514	2,629
2013-2017	11,311	14,376

        Due to the changes in the Retiree Medical Plan discussed above, BGH will not receive any Medicare prescriptions subsidies in 2008.

        A minimum funding contribution is not required to be made to the RIGP during 2008. Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, BGH may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

        BGH does not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at December 31, 2007 and 2006:

	2007	2006
Mutual funds—equity securities	43%	58%
Mutual funds—money market	27%	17%
Coal lease	30%	25%

Total	100%	100%

        The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan's mutual fund investments with the income derived with proceeds from the coal lease. While no significant changes in the asset allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Retirement and Savings Plan

        Services Company also sponsors a retirement and savings plan (the "Retirement Plan") through which it provides retirement benefits for substantially all of its regular full-time employees, except those covered by certain labor contracts. The Retirement Plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee's covered salary to an employee's separate account maintained in the Retirement Plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee's separate account for 100% of an employee's contribution to the Retirement Plan up to 6% of an employee's eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Total costs of the Retirement Plan were approximately $4.6 million in 2007, $4.3 million in 2006 and $3.6 million in 2005.

        Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $0.2 million for 2007, 2006 and 2005.

        In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $0.2 million in 2007 and $0.1 million for 2006 and 2005.

13. UNIT COMPENSATION PLANS

BGH Management Units

        Prior to BGH's initial public offering of its Common Units on August 9, 2006, our general partner was owned by MainLine, a privately held limited partnership. In May 2004, MainLine instituted a Unit Compensation Plan and issued 16,216,668 Class B Units to certain members of senior management.

        Coincident with BGH's IPO on August 9, 2006, the equity interests of MainLine were exchanged for the equity interests of BGH. The Class B Units of MainLine were exchanged for 1,362,000 Management Units of BGH. Pursuant to the terms of the exchange, 70%, or 953,400 Management Units, became vested immediately upon their exchange, and the remaining 30%, or 408,600 of the Management Units, were expected to vest over a three year period. However, coincident with the sale of Carlyle/ Riverstone's interests in BGH in June of 2007, all the remaining unvested Management Units immediately vested and were expensed. There are no additional Management Units available for issue.

        Under the provisions of SFAS No. 123R, BGH recognized deferred compensation in 2006 for the Management Units for which both (i) vesting was accelerated compared to the MainLine Class B Units, and (ii) were now deemed probable of vesting compared to BGH's previous estimates. BGH determined that these criteria applied to 272,400 Management Units, the market value of which was $17.00 per unit or approximately $4.6 million in total at August 9, 2006.

        Of the total equity compensation charge of $4.6 million, BGH expensed approximately $3.5 million in 2006. The balance of $1.1 million was recorded as compensation expense in the first half of 2007.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. UNIT COMPENSATION PLANS (Continued)

BGH GP Override Units

        Effective on June 25, 2007, BGH GP instituted an equity incentive plan for certain members of senior management of BGH GP and BGH. This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH) referred to as "Override Units". BGH determined that, under the requirements of SFAS 123R, BGH is required to reflect, as a compensation charge and corresponding contribution to common Unitholders' equity, the fair value of this compensation measured under the provisions of SFAS 123R. BGH GP determined the estimated fair value of such compensation for the period June 25 through December 31, 2007 was $0.6 million, and has recorded such amount as compensation expense and a capital contribution for the year ended December 31, 2007. BGH is not a party to this plan and has no liabilities with respect to it.

        The Override Units consist of three equal tranches of units consisting of: Value A Units, Value B Units and Operating Units. The Operating Units vest over four years semi-annually beginning with a one year cliff. The Value A Units generally vest based on the occurrence of an exit event as discussed below and investment return of 2.0 along with an internal rate of return of at least 10%. The Value B Units generally vest based on the occurrence of an exit event, an investment return of 3.5 and an internal rate of return of at least 10% or they can vest on a pro-rata basis on an investment return ranging from 2.0 to 3.5 and an internal rate of return of at least 10%.

        The above noted exit event is generally defined as the sale by ArcLight, Kelso and their affiliates of their interests in BGH GP, the sale of substantially all the assets of BGH GP and its subsidiaries, or any other "extraordinary" transaction that the board of directors of BGH GP determines is an exit event.

        The investment return is calculated generally as the sum of all the distributions that ArcLight and Kelso have received from BGH GP prior to and through the exit event, divided by the total amount of capital contributions to BGH GP that ArcLight and Kelso have made prior to the exit event.

        In general, the Override Units are subject to forfeiture if a grantee resigns or is terminated for cause. Under certain conditions, as declared by the Board of BGH GP, grantees can receive interim distributions on the Override Units.

        The following is a summary of the activity of the Override Units as of December 31, 2007 (in thousands except per unit amounts):

	Override Units
				Total Number of Units Awarded
	Value A Units	Value B Units	Operating Units
Available for grant at June 25, 2007	2,125	2,125	2,125	6,375
**Granted—June 25, 2007	(1,530)	(1,530)	(1,530)	(4,590)
Vested	—	—	—	—
Forfeited or cancelled	149	149	149	447

Available for grant at December 31, 2007	744	744	744	2,232

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. UNIT COMPENSATION PLANS (Continued)

	Compensation Cost for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of outstanding grants	$2,859	$1,616	$4,723	$9,198
Less: Expense recorded in 2007	—	—	590	590

Potential future compensation costs at December 31, 2007	$2,859	$1,616	$4,133	$8,608

	Value A	Value B	Operating
**Grant Date Fair Value per unit	$2.07	$1.17	$3.42

        The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R. The Monte Carlo simulation is a procedure to estimate future equity value from the time of the valuation date of June 25, 2007 to the exit event using the following assumptions:

  •
  Current Equity Value of $10.00 per unit or total equity of $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH GP;

  •
  Expected Life of 5.5 years based on the historical average holding period for similar investments;

  •
  Risk Free Rate of 4.92% based on the US Constant maturity treasury rate for a term corresponding to the expected life of 5.5 years;

  •
  Volatility of 26%. Since BGH, GP's primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.5 year equity volatility of other firms in the same industry as Buckeye; and

  •
  Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

        Compensation expense related to the Operating Units of approximately $1.0 million per year will be recognized in 2008, 2009, 2010 and 2011. The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above. Accordingly no compensation expense will be recorded until an exit event occurs.

Buckeye's Unit Option and Distribution Equivalent Plan

        The Partnership sponsors a Unit Option and Distribution Equivalent Plan (the "Option Plan"), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company. The options vest three years from the date of grant and expire ten years from the date of grant. As options are exercised, the Partnership issues new LP Units. The Partnership has not historically repurchased, and does not expect to repurchase in 2008, any of its LP Units.

        Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of SFAS 123R, using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized for the year ended December 31, 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. UNIT COMPENSATION PLANS (Continued)

on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Partnership recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

        For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2007 is based upon options ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

        The impact of adopting the accounting provisions of SFAS 123R for the Option Plan was immaterial to BGH's consolidated financial statements.

        The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Expected dividend yield	6.6%	6.9%	6.0%
Expected unit price volatility	19.6%	20.7%	16.2%
Risk-Free interest rate	4.7%	4.6%	4.0%
Expected life (in years)	6.5	6.5	4.0
Weighted-average fair value at grant date	$5.07	$4.52	$3.56

        The expected volatility is based on historic volatility of the Partnership's market-traded LP Units. Effective January 1, 2006, the Partnership elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant for the periods within the expected life of the options.

        The following is a summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	298,400	$41.44	246,900	$39.44	222,300	$37.14
Granted	95,400	50.36	87,000	44.69	61,700	45.88
Exercised	(55,700)	38.30	(35,500)	34.70	(37,100)	36.37
Forfeited, cancelled or expired	(1,000)	44.69	—	—	—

Outstanding at end of year	337,100	$44.46	298,400	$41.44	246,900	$39.44

Options exercisable at year end	102,300	$38.14	92,600	$35.33	73,800	$32.96
Weighted average fair value of options granted during year	$5.07		$4.52		$3.56

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. UNIT COMPENSATION PLANS (Continued)

        At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $1.7 million and $1.2 million, respectively. The aggregate intrinsic value represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Intrinsic value is determined by calculating the difference between the Partnership's closing LP Unit price on the last trading day of 2007 and the exercise price, multiplied by the number of LP Units. The total intrinsic value of options exercised during the year ended December 31, 2007 was $0.7 million. The total number of in-the-money options exercisable as of December 31, 2007 was 102,300. As of December 31, 2007, total unrecognized compensation cost related to unvested options was $0.4 million. The cost is expected to be recognized over a weighted average period of 0.9 years. At December 31, 2007, 476,500 LP Units were available for grant in connection with the Option Plan. The total fair value of options vested in 2007 was $0.2 million and $0.3 million in 2006 and 2005.

        The following table summarizes information relating to LP Unit options outstanding under the Option Plan (all of which are vested or expected to vest) at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding at 12/31/2007	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Options Exercisable at 12/31/2007	Weighted Average Exercise Price
$25.00 to $30.00	12,600	1.6	years	$27.18	12,600	$27.18
$30.01 to $35.00	10,000	3.1		33.90	10,000	33.90
$35.01 to $40.00	34,200	5.0		37.72	34,200	37.72
$40.01 to $45.00	126,400	7.4		43.74	45,500	42.10
$45.01 to $50.00	60,300	7.3		45.85	—	—
$50.01 to $55.00	93,600	9.2		50.40	—	—

Total	337,100	7.3	years	$44.49	102,300	$38.14

        Until April 29, 2004, the Partnership offered a unit option loan program whereby optionees could borrow, at market rates, up to 95% of the purchase price of the LP Units and up to 100% of the applicable income tax withholding obligation in connection with such exercise. At December 31, 2007, there were no outstanding loans under the unit option loan program. The aggregate borrowings outstanding at December 31, 2006 were $0.4 million, which were primarily related to the purchase price of the LP Units.

14. EMPLOYEE STOCK OWNERSHIP PLAN

        Services Company provides the ESOP to the majority of its employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP, as well as certain employees covered by a union multiemployer pension plan. The ESOP owns all of the outstanding common stock of Services Company.

        Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

salary, overtime payments and certain bonuses. Total ESOP related costs charged to earnings were $5.8 million, $5.6 million, and $6.9 million for the years ended December 31, 2007, 2006 and 2005.

15. LEASES AND COMMITMENTS

        The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2007 are approximately $5.4 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

        Buckeye leases space in office buildings and certain copying equipment. Future minimum lease payments under these noncancelable operating leases at December 31, 2007 were as follows: $1.4 million for 2008, $1.4 million for 2009, $1.4 million for 2010, $1.4 million for 2011, $1.4 million for 2012 and $12.9 million in the aggregate thereafter

        Rent expense under operating leases was $11.7 million, $10.3 million and $8.7 million for 2007, 2006 and 2005, respectively.

16. RELATED PARTY TRANSACTIONS

        The Partnership pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP. The Partnership incurred an administrative charge of $1.9 million for the years ended December 31, 2007, 2006 and 2005. In connection with the Lodi Gas acquisition, MainLine Management has foregone payment of the senior administrative charge effective June 25, 2007 through March 31, 2009. This foregone payment will be considered in the net purchase price allocation of the Lodi Gas acquisition. The disinterested directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

        Lehman Brothers and its affiliates have provided, directly or indirectly, investment and commercial banking or financial advisory services to the Partnership, for which they received customary fees and commissions. An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by the Partnership of amounts outstanding under the Credit Facility. Also, an affiliate of Lehman Brothers owns an interest in BGH GP, which indirectly controls BGH through an ownership interest in MainLine Management and the Partnership through an ownership interest in Buckeye GP. Finally, Lehman Brothers acted as the Partnership's exclusive financial advisor in connection with the Lodi Gas acquisition pursuant to which Buckeye purchased all of the limited liability member interests in Lodi Gas from an affiliate of ArcLight (see Note 20). An affiliate of Lehman Brothers is also a customer of Lodi Gas.

        Two of MainLine Management's directors, Daniel R. Revers and Robb E. Turner, had an indirect ownership interest in affiliates of ArcLight, the sellers of Lodi Gas (See Note 20). As a result of their indirect ownership interests in those ArcLight affiliates, Messrs. Revers and Turner received approximately $7.9 million and $7.7 million, respectively, from the sale of Lodi Gas to the Partnership.

        Services Company and the Partnership are considered related parties with respect to BGH. As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and the Partnership on a consolidated basis, and all intercompany transactions have been eliminated.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EARNINGS PER UNIT

        The earnings per unit calculations for the years ended December 31, 2007 and 2006, reflect only the results since the closing of BGH's IPO on August 9, 2006. Accordingly, the results from January 1 through August 8, 2006 have been excluded from the calculation. The following table presents the number of units used in computing the income per unit and the weighted average number of units outstanding:

	December 31,
	2007	2006
	(In thousands)
Basic:
Weighted average common units outstanding	27,424	26,938
*Weighted average management units outstanding	718	953

Units for basic	28,142	27,891

Diluted:
Units used for basic calculation	28,142	27,891
Dilutive effect of additional management units	158	409

Units for diluted	28,300	28,300

    *
    For the year ended December 31, 2006, 409,000 of non-vested Management Units were excluded from the basic earnings per unit calculation.

18. CASH DISTRIBUTIONS

        BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. Distributions for the years ended December 31, 2007 and 2006 amounted to $27.7 million and $3.5 million, respectively. In 2006 BGH also used its available cash remaining after payment of the distribution to make distributions to its pre-IPO equity owners, and to pay cash bonuses of approximately $2.0 million to its named executive officers and certain other employees of Services Company.

Record Date	Payment Date	Amount Per Common Unit
November 6, 2006	November 30, 2006	$0.125
February 6, 2007	February 28, 2007	0.225
May 7, 2007	May 31, 2007	0.240
August 6, 2007	August 31, 2007	0.250
November 5, 2007	November 30, 2007	0.265

        On January 24, 2008, MainLine Management announced a quarterly distribution of $0.285 per unit that was paid on February 29, 2008, to Unitholders of record on February 5, 2008. Total cash distributed to Unitholders on February 29, 2008 was approximately $8.1 million.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT INFORMATION

        Based on the financial information provided to senior management, BGH has determined that its operations are appropriately presented in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations. BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources. BGH has allocated approximately $11.4 million of goodwill to the Terminalling and Storage Segment. BGH's reportable operating segments consist of the following:

Pipeline Operations

        The Pipeline Operations segment receives refined petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee. This segment owns and operates approximately 5,400 miles of pipeline systems in the following states: California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage

        The Terminalling and Storage segment provides bulk storage and throughput services. This segment owns 50 terminals that have the capacity to store an aggregate of approximately 19.6 million barrels of refined petroleum products. The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Other Operations

        The Other Operations segment consists primarily of the Partnership's contract operation and maintenance of third-party pipelines owned principally by major petrochemical companies located in Texas. This segment also performs construction management services, typically for cost plus a fixed fee, for these same customers. The Other Operations segment also includes the Partnership's ownership and operation of the ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline.

        Financial information about each segment is presented below. Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see note 2).

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT INFORMATION (Continued)

All inter-segment revenues, operating income and assets have been eliminated. All three years are presented on a consistent basis.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue:
Pipeline Operations	$379,345	$350,909	$306,849
Terminalling and Storage	103,782	81,267	68,822
Other Operations	36,220	29,584	32,775

Total	$519,347	$461,760	$408,446

Operating income:
Pipeline Operations	$146,878	$133,039	$121,546
Terminalling and Storage	40,581	25,879	28,038
Other Operations	7,894	5,955	6,285

Total	$195,353	$164,873	$155,869

Depreciation and amortization:
Pipeline Operations	$32,996	$32,809	$26,844
Terminalling and Storage	5,610	5,180	4,212
Other Operations	1,630	1,640	1,352

Total	$40,236	$39,629	$32,408

Capital expenditures:
Pipeline Operations	$47,563	$79,521	$70,261
Terminalling and Storage	18,341	9,852	6,966
Other Operations	1,963	3,301	545
Consolidating-level	—	143	59

Total	$67,867	$92,817	$77,831

Acquisitions:
Pipeline Operations	$1,933	$79,826	$161,021
Terminalling and Storage	38,793	14,427	45,637
Other Operations	—	—	3,500

Total	$40,726	$94,253	$210,158

	December 31,
	2007	2006
	(In thousands)
Assets*:
Pipeline Operations	$1,673,744	$1,608,243
Terminalling and Storage	385,446	318,917
Other Operations	74,462	68,310
Consolidating-level	220,674	217,115

Total	$2,354,326	$2,212,585

    *
    All equity investments shown in Note 8 are included in the assets of Pipeline Operations.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUBSEQUENT EVENTS

        Lodi Transaction.    On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from an affiliate of ArcLight. Lodi Gas owns two natural gas storage facilities near Lodi, California. These facilities provide approximately 22 billion cubic feet ("Bcf") of working gas capacity and are connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

        Pursuant to the terms of the purchase and sales agreement, as amended, cash consideration of approximately $432.0 million was paid at closing. An additional $12.0 million was paid by the Partnership on March 6, 2008 after the receipt of approval from the California Public Utilities Commission for a natural gas storage expansion project known as Kirby Hills Phase II. The Kirby Hills Phase II expansion project is expected to provide up to an incremental 12 Bcf of working gas capacity.

        Farm & Home Transaction.    On February 8, 2008, Buckeye acquired all of the equity interests in Farm & Home for total cash consideration of approximately $145.5 million. Farm & Home is a major wholesale and retail distributor of refined petroleum products in northeastern and central Pennsylvania and surrounding areas. During the fiscal year ended June 30, 2007, it provided over 550 million gallons of refined petroleum products, including gasoline and distillates, to customers through a network of five terminals and other company-owned distribution assets.

        On March 4, 2008, Buckeye entered into a definitive agreement to sell the retail division of its Farm & Home subsidiary to Inergy Propane, LLC for approximately $42.0 million plus the value of liquid fuel inventories and accounts receivable. The sales transaction, which is subject to customary closing conditions, is expected to close in late March or early April of 2008.

        Niles and Ferrysburg, Michigan Terminals.    On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a fifty percent ownership interest in a terminal in Ferrysburg, Michigan for approximately $13.5 million.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for 2007 and 2006 is set forth below. Quarterly results were influenced by seasonal and other factors inherent in BGH's business.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands)
Revenue	$124,944	$105,745	$124,951	$111,495	$125,653	$116,519	$143,799	$128,001	$519,347	$461,760
Operating income	48,634	39,465	44,214	41,373	46,222	40,336	56,283	43,699	195,353	164,873
Net income	5,939	2,239	4,131	1,987	5,078	1,504	7,773	3,004	22,921	8,734

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        The management of MainLine Management, with the participation of its Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that MainLine Management's disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by BGH in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Management's Report on Internal Control Over Financial Reporting.

        Management's report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c)
Change in Internal Control Over Financial Reporting.

        No change in MainLine Management's internal control over financial reporting for BGH occurred during BGH's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, MainLine Management's internal control over financial reporting.

Item 9B.    Other Information

        None.

Item 10.    Directors, Executive Officers and Corporate Governance

        BGH does not have directors or officers. The executive officers of MainLine Management perform all management functions for BGH in their capacities as officers and directors of MainLine Management. The directors and officers of MainLine Management are selected by BGH GP, as sole member of MainLine Management. See Item 13, "Certain Relationships and Related Transactions, and Director Independence."

Directors of the General Partner

        Set forth below is certain information concerning the directors of MainLine Management.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
Forrest E. Wylie, 44 Chairman of the Board, Chief Executive Officer and Director*
Mr. Wylie was named Chairman of the Board, Chief Executive Officer and a director of MainLine Management on June 25, 2007. Mr. Wylie was also named Chairman of the Board, Chief Executive Officer and a director of Buckeye GP on June 25, 2007. Prior to his appointment, he served as Vice Chairman of Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership, from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and Chief Financial Officer of NuCoastal Corporation, a midstream energy company, from May 2002 until February 2005. Mr. Wylie currently serves on the board of directors of Eagle Shipping and Coastal Energy Corporation.
Christopher L. Collins, 34 Director	Mr. Collins became a director of MainLine Management on June 25, 2007. He has been a transactions professional with Kelso & Company since 2001.
W. Barnes Hauptfuhrer, 53 Director✓
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
Joseph A. LaSala, Jr., 53 Director*✓
Mr. LaSala became a director of MainLine Management on July 26, 2007. Prior to such date, he was a director of Buckeye GP. Since January 2007, he has served as Senior Executive Vice President, General Counsel and Secretary of Discovery Communications, LLC. He previously served as Vice President, General Counsel and Secretary of Novell, Inc. since July 11, 2001.
Frank J. Loverro, 38 Director	Mr. Loverro became a director of MainLine Management on June 25, 2007. He has been a principal with Kelso & Company since 1993. Mr. Loverro also serves as a director of RHI Entertainment, LLC.
Daniel R. Revers, 46 Director
Mr. Revers became a director of MainLine Management on June 25, 2007. He also serves as a director of the General Partner. Mr. Revers co-founded ArcLight Capital Partners, LLC in 2000. He has seventeen years of energy finance and private equity experience.

Frank S. Sowinski, 51 Director✓
Mr. Sowinski became a director of the MainLine Management on August 4, 2006. Prior to such date, he was a director of Buckeye GP. Since January 2006, he has been a Management Affiliate of MidOcean Partners, a private equity investor. He served as Executive Vice President of Liz Claiborne, Inc. from January 2004 until October 2004. Mr. Sowinski served as Executive Vice President and Chief Financial Officer of PWC Consulting, a systems integrator company, from May 2002 to October 2002.
Robb E. Turner, 45 Director
Mr. Turner became a director of MainLine Management on June 25, 2007. He also serves as a director of Buckeye GP. Mr. Turner co-founded ArcLight Capital Partners, LLC in 2000 and has been a principal since its inception. He has seventeen years of energy finance, corporate finance, and public and private equity investment experience.

*
Is also a director of Services Company.

✓
Is a non-employee director of MainLine Management and is not otherwise affiliated with MainLine Management or its parent companies.

Executive Officers of the General Partner

        Set forth below is certain information concerning the executive officers of MainLine Management who also serve in similar positions in Services Company.

Name, Age and Present Position	Business Experience During Past Five Years
Forrest E. Wylie, 44 Chairman of the Board, Chief Executive Officer and Director	Mr. Wylie was named Chairman of the Board, Chief Executive Officer and a director of MainLine Management on June 25, 2007. Mr. Wylie was also named Chairman of the Board, Chief Executive Officer and a director of Buckeye GP on June 25, 2007. Prior to his appointment he has served as Vice Chairman of Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and Chief Financial Officer of NuCoastal Corporation, a midstream energy company, from April 2002 until February 2005. Mr. Wylie currently serves on the board of directors of Eagle Shipping and Coastal Energy Corporation.
Stephen C. Muther, 58 President
Mr. Muther became President of MainLine Management on October 25, 2007. Mr. Muther also became president of Buckeye GP on October 25, 2007. Mr. Muther had served as Executive Vice President, Administration and Legal Affairs or Senior Vice President, Administration, General Counsel and Secretary of Buckeye GP since May 1990. He served in these same capacities for MainLine Management since May 4, 2004.
Eric A. Gustafson, 59 Senior Vice President and Chief Operating Officer
Mr. Gustafson became Chief Operating Officer of MainLine Management on October 25, 2007. He also became Chief Operating Officer of Buckeye GP on October 25, 2007. Prior to such date he served as Senior Vice President, Operations and Technology of Buckeye GP since January 1, 2005. Mr. Gustafson had served as Vice President—Transportation and Technology of Services Company since May 1998.
Vance E. Powers, 51 Acting Chief Financial Officer
Mr. Powers became Acting Chief Financial Officer on July 27, 2007. He has served in the same capacity for Buckeye GP since July 27, 2007. He served as Vice President, Finance and Controller for Services Company since November 2003. Prior thereto, he served as Controller of Services Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, MainLine Management's executive officers and directors, and persons beneficially owning more than 10% of BGH's Common Units, are required to file with the Commission reports of their initial ownership and changes in ownership of BGH's Common Units. Based solely on its review of Forms 3, 4 and 5 furnished to it and written representations from its executive officers and directors, MainLine Management believes that for 2007, all executive officers and directors who were required to file reports under Section 16(a) complied with such requirements.

Committees of the Board of Directors

  Audit Committee

        MainLine Management has an audit committee (the "Audit Committee") composed of Frank S. Sowinski (Chairman), W. Barnes Hauptfuhrer, and Joseph A. LaSala, Jr. The members of the Audit Committee are independent, non-employee directors of MainLine Management and are not officers, directors or otherwise affiliated with MainLine Management or its parent companies. MainLine Management's board of directors has determined that no Audit Committee member has a material relationship with MainLine Management. The board of directors has also determined that each of Messrs. Sowinski and Hauptfuhrer qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

        The Audit Committee provides independent oversight with respect to BGH's internal controls, accounting policies, financial reporting, internal audit function and independent auditors. The Audit Committee also reviews the quality, independence and objectivity of the independent and internal auditors. The Audit Committee has sole authority as to the retention, evaluation, compensation and oversight of the work of the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also has sole authority to approve all audit and non-audit services provided by the independent auditors. The charter of the Audit Committee is available at BGH's website at www.buckeyegpholdings.com.

        The Audit Committee may act as a conflicts committee or a special committee at the request of the MainLine Management to determine matters that may present a conflict of interest between MainLine Management and BGH.

        The Audit Committee has established procedures for the receipt, retention and treatment of complaints it receives regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. These procedures are part of the Business Code of Conduct and are available at BGH's website at www.buckeyegpholdings.com.

Corporate Governance Matters

        BGH has adopted a Code of Ethics for Directors, Executive Officers and Senior Financial Officers that applies to, among others, the Chairman, President, Chief Financial Officer and Controller of MainLine Management, as required by Section 406 of the Sarbanes Oxley Act of 2002. Furthermore, BGH has adopted Corporate Governance Guidelines, a Business Code of Conduct and a charter for its Audit Committee. Each of the foregoing is available on BGH's website at www.buckeyegpholdings.com. BGH will provide copies, free of charge, of any of the foregoing upon receipt of a written request. BGH intends to disclose amendments to, or director and executive officer waivers from, the Code of Ethics, if any, on its website, or by Form 8-K to the extent required.

        You can also find information about BGH at the offices of the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site

(www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of MainLine Management provided such certification to the NYSE in 2007 without qualification. In addition, the certifications of MainLine Management's Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to BGH's Annual Report on Form 10-K.

  Communications with the Board of Directors

        A Unitholder or other interested party who wishes to communicate with the non-management directors of MainLine Management may do so by contacting William H. Schmidt, Jr. Vice President, General Counsel and Secretary, at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the board of directors except in circumstances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review it.

Item 11.    Executive Compensation

Overview

        In Items 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters) and 13 (Certain Relationships and Related Transactions, and Director Independence), when we are referring to Buckeye GP Holdings L.P. or its predecessor companies, we will use the terms "we," "us," "our" and other similar terms.

        We are managed by our general partner, MainLine Management LLC, which we refer to as MainLine Management. Our general partner is 100% owned by BGH GP Holdings, LLC, which we refer to as BGH GP. We are owned approximately 62% by BGH GP, approximately 37% by the public and approximately 1% by members of our senior management. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC, Kelso & Company and Lehman Brothers Holdings Inc. and certain members of our senior management. BGH GP bought its interests in us and our general partner on June 25, 2007 from Carlyle/Riverstone BPL Holdings II, L.P., which we call Carlyle/Riverstone, members of our senior management and other limited partners.

        We own 100% of Buckeye GP LLC, which is the general partner of Buckeye Partners, L.P., which we call Buckeye. Buckeye is a publicly traded master limited partnership (NYSE: BPL) organized in 1986 under the laws of the state of Delaware. We refer to Buckeye GP LLC as Buckeye GP. As of December 31, 2007, all of employees who provide services for us were employed by and received employee benefits from Buckeye Pipe Line Services Company, a Pennsylvania corporation that we refer to as Services Company. Pursuant to a services agreement and an executive employment agreement, we reimburse Services Company for the costs of employing these employees.

Compensation Discussion and Analysis

  Named Executive Officers

        We do not have officers or directors. Our business is managed by the board of directors of our general partner, and the executive officers of our general partner perform all of our management functions. Thus, the executive officers of our general partner are our executive officers. Our executive officers are:

  •
  Forrest E. Wylie, Chairman and Chief Executive Officer;

  •
  Vance E. Powers, Acting Chief Financial Officer;

  •
  Stephen C. Muther, President; and

  •
  Eric A. Gustafson, Senior Vice President and Chief Operating Officer.

        In addition to our current named executive officers listed above, SEC Rules require this Compensation Discussion and Analysis to discuss the total compensation in 2007 of the following former officers who resigned in 2007:

  •
  William H. Shea, Jr., former Chairman, President and Chief Executive Officer; and

  •
  Robert B. Wallace, former Chief Financial Officer.

        Mr. Shea resigned on June 25, 2007 in connection with the acquisition of the controlling interest in BGH by BGH GP from Carlyle/Riverstone, and Mr. Wallace resigned on July 27, 2007 to pursue other opportunities.

        We refer to these executive officers in this discussion as our "named executive officers." In addition to being our named executive officers, each of these executive officers is or was also a named executive officer of Buckeye in 2007. Pursuant to the terms of an Exchange Agreement between Buckeye GP (which we own), Buckeye and several of Buckeye's subsidiaries, we are responsible for all compensation paid to Buckeye's four most highly compensated officers, regardless of whether the services for which such officers are compensated were performed for us or for Buckeye, and Buckeye is responsible for the compensation of all other officers. Mr. Powers did not become an executive officer of Buckeye or us until he replaced Mr. Wallace in late July, and he was not one of the four most highly-compensated officers in 2007. Therefore, although this Compensation Discussion and Analysis discusses all 2007 compensation of Messrs. Wylie, Muther, Gustafson, Powers, Shea and Wallace, it should be noted that we did not pay all such compensation. We were responsible for the compensation of Messrs. Wylie, Muther, Gustafson, Shea and Wallace (with the exception of some potential contractual severance payments that could become payable to Mr. Muther upon termination of his employment, as further described under the heading "Payments upon Termination or Change in Control" below), but Buckeye was responsible for the compensation of Mr. Powers.

  Compensation Committee Interlocks and Insider Participation

        We are a NYSE-listed limited partnership and, therefore, we are not required to have a Compensation Committee. However, because we are responsible for the payment of all compensation to most of our and Buckeye's named executive officers (see "Our Responsibility for Compensation" below), our board of directors concluded that a Compensation Committee is appropriate, and the committee was formed in January 2007. The committee is composed of two independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act) and one director who is not independent. The independent directors are W. Barnes Hauptfuhrer and Frank S. Sowinski. The non-independent director is Frank J. Loverro. Mr. Loverro is the chairman of the committee and is affiliated with BGH GP.

        As a limited partnership that is listed on the New York Stock Exchange, Buckeye is likewise not required to have a Compensation Committee. At the outset of 2007, Buckeye was not responsible for the compensation of any of its named executive officers, so Buckeye GP's board of directors determined that a compensation committee was unnecessary for 2007. In the second half of 2007, following the resignation of Mr. Wallace as Chief Financial Officer and the appointment of Mr. Powers, whose compensation Buckeye pays, as Acting Chief Financial Officer, the board of directors determined that a Compensation Committee was appropriate. Buckeye GP's Compensation Committee was formed in November 2007 and is composed of Clark C. Smith (Chairman), Michael B. Goldberg, C. Scott Hobbs, Mark C. McKinley and Robb E. Turner. Messrs. Smith, Hobbs, and McKinley are

independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). The non-independent directors are Messrs. Goldberg and Turner, who are affiliated with BGH GP.

Our Compensation Philosophy

        We believe the most effective compensation schemes for companies like us emphasize pay-for-performance for their named executive officers. Our executive compensation scheme needs to be able to attract, retain and motivate skilled and experienced executives who can grow our business while maintaining our high standards of customer service and safety. The most important performance metric for us is whether our executives can increase our quarterly distributions to our Unitholders. The best way to motivate our executive officers to achieve this goal is to offer both short and long-term incentives, and the best way to align our executives' interests with those of our Unitholders is to use both cash and equity awards to offer those incentives.

Our Responsibility for Compensation

        At the time the Exchange Agreement was entered into in 1997, and until our initial public offering in August 2006, we were privately owned and, because we paid the compensation of Buckeye's executive officers, we determined their compensation through private negotiations with the executives. After the initial public offering, our board of directors continued the privately negotiated compensation program for our named executive officers that had been in effect prior to our initial public offering, for the remainder of 2006.

Change of Control

        In early 2007, our Compensation Committee and Buckeye GP's board of directors and officers began discussing informally ways to restructure or streamline our executive compensation scheme in order to create a unified program that fairly and consistently motivates and rewards our executive officers as a group. Shortly into the year, however, Carlyle/Riverstone, which controlled Buckeye and had the ability to appoint the directors of both us and Buckeye GP, began to explore selling its interests in us to a new owner. On April 3, 2007, a purchase agreement was executed to sell Carlyle/Riverstone's interests in us and MainLine Management to BGH GP.

        The transaction closed on June 25, 2007 and, in connection with the closing, Mr. Shea resigned as our Chairman, President, and Chief Executive Officer and was replaced by Mr. Wylie. Additionally, several directors of MainLine Management and Buckeye GP who were affiliated with Carlyle/Riverstone resigned and were replaced with directors affiliated with ArcLight and Kelso & Company. During this time, our Compensation Committee did not change the compensation of our named executive officers from 2006 levels. Our Compensation Committee did not reevaluate the appropriateness of the various elements of compensation or their amounts, and did not examine the effects each element has on the others.

        In July, Mr. Wallace resigned as Senior Vice President—Finance and Chief Financial Officer to pursue other opportunities and was replaced on an interim basis by Mr. Powers, who had been the Controller. On September 30, 2007, all of the independent directors of Buckeye GP retired from its board of directors. As the owner of Buckeye GP, we replaced these independent directors of Buckeye GP with Messrs. Hobbs, McKinley and Smith on October 1, 2007. As of October 1, 2007, every member of the board of directors of Buckeye GP had changed from the board of directors with which it began 2007.

  Future Compensation

        In November 2007, Buckeye's board of directors formed a Compensation Committee. Shortly after its formation, the Buckeye GP Compensation Committee began to study the compensation program that we and Buckeye currently have in place. After conversations with our Compensation Committee, Buckeye GP's Compensation Committee engaged a compensation consultant to study all aspects of our executive compensation program. In addition, a Special Committee of Buckeye GP's Board of Directors was formed to review the allocation of responsibility for compensation between us and Buckeye. Our Compensation Committee intends to review the compensation consultant's report and to discuss its findings with Buckeye GP's Special Committee and its Compensation Committee. The current review could result in changes to our executive compensation program to better implement our philosophy as described above.

  Types of Compensation in 2007

        In 2007, the compensation paid by Buckeye or us to all of our named executive officers consisted primarily of salary and non-qualified deferred compensation. Mr. Powers also received a non-equity incentive award and a grant of unit options under Buckeye's Unit Option and Distribution Equivalent Plan, which were granted to him prior to his appointment as Acting Chief Financial Officer and prior to his becoming one of our executive officers. We are not responsible for any aspect of Mr. Powers' compensation; these amounts are paid for by Buckeye. The total compensation in 2007 of our named executive officers also included accelerated vesting of previously issued equity awards in BGH (for all named executive officers except Mr. Wylie) and the issuance of new equity awards in BGH GP, the privately owned parent company of BGH's general partner.

        The base salaries of our named executive officers in 2007 were as follows:

Name	Base Salary in 2007
Forrest E. Wylie	$400,000
Vance E. Powers	$200,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
William H. Shea, Jr.	$400,000
Robert B. Wallace	$300,000

        Except for Mr. Powers' salary, the salaries of our named executive officers were paid by us. None of we, our Compensation Committee, our general partner or Buckeye has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies.

        The named executive officers also received non-qualified deferred compensation in 2007 in the form of contributions by us or Buckeye to their Benefit Equalization Plan accounts. The Benefit Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Benefit Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Each named executive officer (other than Mr. Wylie who had not yet joined us) participated in this plan prior to us becoming a public company in August of 2006 and continued to participate in this plan thereafter.

        Prior to BGH GP's acquisition of a controlling interest in us in June 2007, each of Messrs. Muther, Gustafson, Powers, Shea and Wallace owned BGH management units that were issued in 2004. Seventy percent of the management units had already vested or vested in connection with our initial public offering in August 2006. Immediately following our initial public offering, the remaining thirty percent, or 408,600 of the management units, were scheduled to vest over a three year period with 136,200 of the units scheduled to vest on each of May 4 of 2007, 2008 and 2009. When Carlyle/Riverstone sold its interest in us to BGH GP on June 25, 2007, however, all of these remaining unvested management units automatically vested, which resulted in compensation to our named executive officers. Please see the discussion entitled "Buckeye GP Holdings L.P. Management Units" in the narrative discussion following the Summary Compensation Table below.

        Finally, in connection with BGH GP's purchase of a controlling interest in us, BGH GP granted our named executive officers (except for Mr. Shea) certain limited liability company interests, called Override Units, in BGH GP. Effective upon his resignation in July 2007, Mr. Wallace forfeited all of his Override Units. The board of directors of BGH GP determined the number of Override Units awarded to the named executive officers and the vesting schedules of those Override Units. A description of the Override Units and their vesting schedules is contained in the narrative discussion following the Summary Compensation Table below.

  Compensation Committee Report

        We currently compensate three of our four named executive officers. Buckeye currently compensates the fourth named executive officer, Mr. Powers, who became a named executive officer on July 27, 2007 upon his election as Acting Chief Financial Officer in connection with the resignation of our prior Chief Financial Officer.

        In light of the foregoing, as required by Item 407(e)(5) of Regulation S-K, our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussions, has recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE
W. Barnes Hauptfuhrer Frank J. Loverro Frank S. Sowinski

Summary Compensation Table

Name and Principal Position(a)	Fiscal Year (b)	Salary($) (c)	Bonus($) (d)	Unit Awards ($)(1) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(3)(g)	All Other Compensation ($)(4)(i)	Total($) (j)
Forrest E. Wylie Chairman and Chief Executive Officer	2007	200,000	—	272,480	—	—	12,693	485,173
Vance E. Powers Acting Chief Financial Officer	2007	177,672	35,000	104,351	15,468	108,750	95,434	536,675
Stephen C. Muther President	2007 2006	305,770 305,770	— —	308,411 690,410	— —	— 575,000	50,872 57,040	665,053 1,628,220
Eric A. Gustafson Senior Vice President and Chief Operating Officer	2007 2006	300,000 300,000	— —	249,474 517,807	— 5,201	— 87,500	114,697 114,839	664,171 1,025,347
William H. Shea, Jr. former President and Chief Executive Officer	2007 2006	201,539 400,000	— —	353,625 1,035,615	— —	— 500,000	312,077 74,214	867,241 2,009,829
Robert B. Wallace former Chief Financial Officer	2007 2006	178,846 300,000	— —	117,875 345,205	— —	— 575,000	118,027 48,683	414,748 1,268,888

(1)
Amounts reflect compensation expense recognized in the financial statements for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS 123R for two separate incentive unit award programs. In 2007, the amounts relate to both: i) the management units of BGH and ii) Override Units granted in 2007 by BGH GP. In 2006, the amounts relate to the management units of BGH. See the narrative discussions below titled "Buckeye GP Holdings L.P. Management Units" and "BGH GP Holdings, LLC Override Units" for an explanation of these programs including the assumptions used in the valuation of the fair value of the management and Override Units.

(2)
Amounts reflect compensation expense recognized in the financial statements for fiscal years ended December 31, 2007 and 2006, in accordance with SFAS 123R, for option awards of Buckeye's limited partner units made pursuant to the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. Named executive officers whose compensation is our responsibility pursuant to the Exchange Agreement are not eligible for option awards under this program. However, Mr. Gustafson had outstanding option awards that were granted to him under this program prior to his becoming a named executive officer. See Note 13 to the financial statements contained in this report for a further discussion of the assumptions related to the unit option expense.

(3)
The amounts reported for Mr. Powers in 2007 represent amounts paid in 2008 for incentive goals achieved for the fiscal year 2007. The amounts reported for 2006 were paid to the named executive officers in connection with the completion of the initial public offering of BGH.

(4)
For each named executive officer, the amounts in the column labeled "All Other Compensation" consist of:

Name	Fiscal Year	Savings Plan Contributions ($)(a)*	ESOP ($)(b)*	Unit Options Distribution Equivalents ($)(c)	Benefit Equalization Plan ($)(d)*	Other ($)(e)	Total All Other Compensation ($)
Forrest E. Wylie	2007	12,693	—	—	—	—	12,693
Vance E. Powers	2007	9,684	21,925	63,825	—	—	95,434
Stephen C. Muther	2007 2006	11,250 11,000	26,497 22,744	— —	13,125 23,296	— —	50,872 57,040
Eric A. Gustafson	2007 2006	11,250 11,000	26,497 22,744	63,825 60,033	13,125 21,062	— —	114,697 114,839
William H. Shea, Jr.	2007 2006	10,000 11,000	18,237 22,285	— —	— 40,929	283,840 —	312,077 74,214
Robert B. Wallace	2007 2006	8,942 11,000	18,237 22,744	— —	— 14,939	90,848 —	118,027 48,683

*
Compensation awarded pursuant to this plan to Messrs. Wylie, Muther, Shea, Wallace, and Gustafson was paid by us. Compensation awarded to Mr. Powers pursuant to this plan was paid by Buckeye.

(a)
Amounts represent a 5% company contribution to the Buckeye Pipe Line Services Company Retirement and Savings Plan for each of the named executive officers on wages of up to $225,000 for 2007 and $220,000 for 2006. Mr. Wylie also receives a 5% matching contribution on his contributions to the retirement and savings plan because he does not participate in our ESOP.

(b)
Amounts represent the value of Buckeye Pipe Line Services Company stock allocated to each named executive officer, in accordance with the terms of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan described in the accompanying narrative.

(c)
Amounts represent the payment of distribution equivalents under the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. The number of unit options used as the basis for the payments in 2007 was 3,700 for Messrs. Powers and Gustafson. In 2006, 3,700 unit options were the basis for the payment to Mr. Gustafson. Pursuant to the plan, distribution equivalent payments were calculated by multiplying (i) the number of Buckeye's limited partner units subject to such options by (ii) 200% of Buckeye's per limited partner unit regular quarterly distribution.

(d)
Amounts represent contributions to the named executive officer's accounts under the Buckeye Pipe Line Services Company Benefit Equalization Plan. A description of the plan and the amounts of contributions credited to each named executive officer's account in 2007 are set forth in the "2007 Nonqualified Deferred Compensation Table" and the accompanying narrative discussion below.

(e)
For Mr. Wallace, this amount was negotiated as part of his resignation on July 27, 2007 and was paid by us. For Mr. Shea, this amount was paid by BGH GP after his resignation on June 25, 2007.

  Salaries

        The base salaries of our named executive officers in 2007 were as follows:

Name	Base Salary in 2007
Forrest E. Wylie	$400,000
Vance E. Powers	$200,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
William H. Shea, Jr.	$400,000
Robert B. Wallace	$300,000

        Except for Mr. Powers' salary for 2007, the salaries of our named executive officers were paid by us. As discussed in the preceding Compensation, Discussion and Analysis, none of we, our Compensation Committee, our general partner or Buckeye has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies.

  Muther Employment Agreement

        We are party to an amended and restated employment and severance agreement, dated as of October 25, 2007, with Mr. Muther. Mr. Muther's base salary under his employment agreement is not less than $300,000 per year (less applicable taxes and withholdings). Mr. Muther's employment agreement is terminable at any time for any reason by us or Mr. Muther, subject to the obligations of us and Buckeye to pay Mr. Muther severance under certain circumstances. Pursuant to the employment agreement, Mr. Muther is employed by Services Company. Pursuant to an exchange agreement and an executive employment agreement between us and Services Company, we reimburse Services Company for all payments to Mr. Muther and the cost of Mr. Muther's benefits under the employment agreement. We are responsible for Mr. Muther's compensation pursuant to his employment agreement (but Buckeye may be liable for certain severance payments described in "Payments Upon Termination or Change in Control" below).

  Buckeye GP Holdings L.P. Management Units

        Prior to the initial public offering of our Common Units on August 9, 2006, our general partner was owned by a privately held limited partnership named MainLine L.P. In May 2004, MainLine Management LLC ("MainLine") instituted a Unit Compensation Plan and issued 16,216,668 Class B Units to certain members of senior management (including Messrs. Shea, Wallace, Muther, Gustafson and Powers).

        Coincident with our initial public offering, the equity interests of MainLine were exchanged for the equity interests in us. The Class B Units of MainLine (including those owned by Messrs. Shea, Wallace, Muther, Gustafson and Powers) were exchanged for 1,362,000 of our management units. Pursuant to the terms of the exchange, seventy percent, or 953,400 management units, became vested immediately upon their exchange, and the remaining thirty percent, or 408,600 of the management units, were expected to vest over a three year period. Under the provisions of SFAS No. 123R, we recognized deferred compensation for the management units for which both vesting (i) was accelerated compared to the MainLine Class B Units, and (ii) was now deemed probable compared to our previous estimates. We determined that these criteria applied to 272,400 management units, the market value of which was $17.0 per unit or approximately $4.6 million in total at August 9, 2006.

        Coincident with the sale of Carlyle/Riverstone's ownership interest in us to BGH GP in June of 2007, the remaining thirty percent of unvested management units automatically became vested. Of the total equity compensation charge of $4.6 million for the acceleration of the vesting of management units, we expensed approximately $3.5 million in 2006. The balance of $1.1 million was recorded as compensation expense in the first half of 2007. We are responsible for the named executive officer compensation discussed in this section.

  BGH GP Holdings, LLC Override Units

        In connection with its purchase of a controlling interest in us on June 25, 2007, BGH GP granted certain limited liability company interests, called Override Units, to certain members of our management, including Messrs. Wylie, Muther, Gustafson, Powers, and Wallace. Effective upon his resignation in July 2007, Mr. Wallace forfeited all of his Override Units. The limited liability company agreement of BGH GP defines three types of Override Units: Value A Units, Value B Units and Operating Units. BGH GP granted units, with grant date fair values to our named executive officers, as follows:

Name	Value A # of Units	Value B # of Units	Operating # of Units	Total # of Units Awarded
Forrest E. Wylie	637,381	637,381	637,381	1,912,143
Vance E. Powers	106,230	106,230	106,230	318,690
Stephen C. Muther	169,968	169,968	169,968	509,904
Eric A. Gustafson	169,968	169,968	169,968	509,904
Robert B. Wallace(1)	148,722	148,722	148,722	446,166

	Value A	Value B	Operating
Grant Date Fair Value per unit	$2.07	$1.17	$3.42

(1)
Effective upon his resignation in July 2007, Mr. Wallace forfeited all of his Override Units.

We are responsible for the named executive officer compensation discussed in this section.

Forfeiture

        The Override Units are generally subject to forfeiture upon the occurrence of certain events before benchmark dates, which events and dates vary based on the type of Override Unit and the grantee. The Override Units owned by a named executive officer are subject to forfeiture if:

  •
  such named executive officer's employment is terminated for cause;

  •
  such named executive officer's employment is terminated due to death, disability or retirement (Value A Units and Value B Units only); or

  •
  such named executive officer's employment is terminated for any other reason prior to the occurrence of an exit event (as defined below) or the entry into a definitive agreement that would result in an exit event and an exit event does not occur within one year after the termination of employment.

        For the purposes of this discussion, an "exit event" generally includes the sale by ArcLight, Kelso and their affiliates of their interests in BGH GP, the sale of substantially all the assets of BGH GP and its subsidiaries, or any other "extraordinary" transaction that the board of directors of BGH GP determines is an exit event.

        The table below sets forth the percentages of each named executive officer's Override Units that are subject to forfeiture upon the occurrence of certain events prior to the dates set forth in the table.

Time Since Date of the Grant of Override Units
Named Executive Officer	Unit Type	Reason for Forfeiture	Before 1 Year	1 Year	18 Months	2 Years	30 Months	3 Years	42 Months	4+ Years
Forrest E. Wylie	A & B Units	Cause* DDR** Other***	100% 100% 100%	100% 75% 100%	100% 62.5% 100%	100% 50% 100%	100% 37.5% 100%	100% 25% 100%	100% 12.5% 100%	100% 0% 100%
	Operating Units	Cause DDR Other	100% 0% 100%	100% 0% 75%	100% 0% 62.5%	100% 0% 50%	100% 0% 37.5%	100% 0% 25%	100% 0% 12.5%	100% 0% 0%
Vance E. Powers	A & B Units	Cause DDR Other	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 100%
	Operating Units	Cause DDR Other	100% 0% 100%	100% 0% 75%	100% 0% 62.5%	100% 0% 50%	100% 0% 37.5%	100% 0% 25%	100% 0% 12.5%	100% 0% 0%
Stephen C. Muther	A & B Units	Cause DDR Other	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 50%	100% 100% 37.5%	100% 100% 25%	100% 100% 12.5%	100% 100% 0%
	Operating Units	Cause DDR Other	100% 0% 100%	100% 0% 75%	100% 0% 62.5%	100% 0% 50%	100% 0% 37.5%	100% 0% 25%	100% 0% 12.5%	100% 0% 0%
Eric A. Gustafson	A & B Units	Cause DDR Other	100% 100% 100%	100% 100% 100%	100% 100% 100%	100% 100% 50%	100% 100% 37.5%	100% 100% 25%	100% 100% 12.5%	100% 100% 0%
	Operating Units	Cause DDR Other	100% 0% 100%	100% 0% 75%	100% 0% 62.5%	100% 0% 50%	100% 0% 37.5%	100% 0% 25%	100% 0% 12.5%	100% 0% 0%

*
Termination of employment for cause.

**
Termination of employment due to death, disability or retirement. Upon Mr. Wylie's retirement (as opposed to the termination of his employment upon death or disability), all of his Value A Units and Value B Units will be forfeited.

***
Termination of employment for any other reason.

        Additionally, any Value A Units and Value B Units that remain subject to forfeiture at the time of an exit event will be forfeited without payment.

Distributions

        The Override Units are entitled to share in distributions made by BGH GP under the circumstances set forth below.

        Value A Units and Value B Units may only participate in distributions if the members of BGH GP that are affiliated with ArcLight and Kelso, who we collectively refer to as the ArcLight Kelso Members, receive an internal rate of return (compounded annually) of at least 10% and the ArcLight Kelso investment multiple is equal to or greater than 2.0. The ArcLight Kelso investment multiple is generally the sum of all the distributions the ArcLight Kelso Members have received from BGH GP prior to the time in question, divided by the total amount of capital contributions to BGH GP that the ArcLight Kelso Members have made prior to such time.

        Additionally, all distributions on Value A Units and Value B Units are subject to the following performance criteria:

  •
  if the ArcLight Kelso investment multiple is 2.0 or more, all Value A Units participate in distributions;

  •
  if the ArcLight Kelso investment multiple is 3.5 or more, all Value B Units participate in distributions; and

  •
  if the ArcLight Kelso investment multiple is greater than 2.0 but less than 3.5, a percentage of the Value B Units will participate in distributions based generally on a sliding scale with 0% participating at the 2.0 level and 100% participating at the 3.5 level.

        Subject to the ability of the board of BGH GP to change such amounts, distributions have been nominally set at $10.00 per Override Unit. Such distributions will only be made, however, when and as declared by the Board (such distributions declared by the board are referred to as interim distributions), or as a result of an exit event. Furthermore, named executive officers who hold Value A Units or Value B Units that become eligible to participate in distributions upon satisfaction of the performance criteria summarized above are entitled to cumulative priority "catch up distributions" in respect of earlier interim distributions not made on those Value A Units and Value B Units upon a subsequent interim distribution or a distribution in connection with an exit event.

        Operating Units that are still subject to forfeiture at the time of a distribution do not participate in interim distributions but are entitled to distributions in connection with an exit event. As with Value A Units and Value B Units, distributions on Operating Units have been nominally set at $10.00 per Operating Unit. Additionally, Operating Units that are no longer subject to forfeiture are entitled to cumulative priority "catch up distributions" in respect of earlier interim distributions not made on such Operating Units upon a subsequent interim distribution or distribution in connection with an exit event. Finally, distributions on Operating Units that are not subject to forfeiture are not subject to the investment multiple performance criteria that are applicable to Value A Units and Value B Units.

Determination of Fair Value

        We valued the Override Units using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R. The Monte Carlo simulation is a procedure to estimate future equity value from the time of the valuation date of June 25, 2007 to the exit event using the following assumptions:

  •
  Current Equity Value of $10.00 per unit or total equity of $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH GP;

  •
  Expected Life of 5.5 years based on the historical average holding period for similar investments;

  •
  Risk Free Rate of 4.92% based on the US Constant maturity treasury rate for a term corresponding to the expected life of 5.5 years;

  •
  Volatility of 26%. Since BGH GP's primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.5 year equity volatility of other firms in the same industry as Buckeye; and

  •
  Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

Requirements With Respect to Non-Competition and Non-Solicitation

        The limited liability company agreement of BGH GP provides that, for a certain period of time holders of the Override Units, including our named executive officers (referred to as the "Management Members"), may not become associated with or employed by any entity that is actively engaged in any geographic area in which we, Buckeye GP, Buckeye or any of Buckeye's subsidiaries (collectively, the "Buckeye Entities") are engaged in any business which is either in competition with the business of the Buckeye Entities conducted at any time during the 12 months preceding the date such Management Member ceases to hold any equity interest in BGH GP or proposed to be conducted by the Buckeye Entities in the Buckeye Entities' business plan as in effect as of the date such Management Member ceases to hold any equity interest in BGH GP.

        The limited liability company agreement further provides that no Management Member shall directly or indirectly induce any employee of the Buckeye Entities to terminate employment with the Buckeye Entities or otherwise interfere with the employment relationship of the Buckeye Entities with any person who is or was employed by the Buckeye Entities. In addition, the limited liability company agreement prohibits any Management Member from soliciting or otherwise attempting to establish for himself any business relationship with any person who is, or at any time during the 12-month period preceding the date such Management Member ceases to hold any equity interest in BGH GP was, a customer, client or distributor of the Buckeye Entities.

  Retirement and Other Benefits

        The majority of Buckeye's regular full-time employees hired before September 16, 2004 (including Messrs. Muther, Gustafson and Powers) participate in Services Company's employee stock ownership plan, or ESOP, which is a qualified plan. Services Company owns approximately 2.2 million of Buckeye's limited partner units. The ESOP owns all of the outstanding common stock of Services Company, or approximately 2.2 million shares. Accordingly, one share of Services Company common stock is generally considered to have a value equal to one of Buckeye's limited partner units. Under the ESOP, Services Company common stock is allocated to employee accounts quarterly. Individual employees are allocated shares based on the ratio of their eligible compensation to the aggregate eligible compensation of all ESOP participants. Eligible compensation generally includes base salary, overtime payments and certain bonuses. The value of shares accumulated by an employee in the ESOP is payable to the employee or transferable to other qualified plans in accordance with the terms of the ESOP plan upon termination of the employee's employment. Except for Mr. Powers, we are responsible for the named executive officer compensation discussed in this paragraph.

        Services Company also sponsors a Retirement and Savings Plan through which it provides retirement benefits for substantially all of its regular full-time employees (including our named executive officers), except those covered by certain labor contracts. The retirement plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee's covered salary to an employee's separate account maintained in the retirement plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee's separate account for 100% of an employee's contribution to the retirement plan up to 6% of an employee's eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Each of our named executive officers receives the contribution equal to 5% of his salary (subject to certain IRS limits) annually, and these amounts vest ratably over a five year period. Except for Mr. Powers, we are responsible for the named executive officer compensation paid with respect to the contribution. Because each of Messrs. Muther, Gustafson and Powers participates in the ESOP, we do not make any matching contributions to the retirement plan on their behalf. Because Mr. Wylie does not participate in the ESOP, we do make matching contributions on his behalf. We are responsible for the compensation paid to Mr. Wylie with respect to the matching contribution to his retirement plan.

        Services Company also sponsors a Benefit Equalization Plan, which is described in detail in the narrative discussion following the "Nonqualified Deferred Compensation Table" below. Except for Mr. Powers, we are responsible for the named executive officer compensation discussed in that section.

2007 Grants of Plan-Based Awards Table

		Estimated future payouts under Non-Equity Incentive Plan Award*				All Other Option Awards: Number of Units (#)(3)(j)*
					All Other Unit Awards: Number of Units (#)(2)(i)
							Exercise Price of Option Awards ($)(k)	Grant Date Fair Value of Unit and Option Awards ($)(2)(l)
Name (a)	Grant Date (b)	Threshold ($)(c)	Target ($)(1)(d)	Maximum ($)(e)
Forrest E. Wylie	6/25/2007	—	—	—	1,912,143	—	—	4,244,955
Vance E. Powers	6/25/2007	54,375	108,750	144,638	318,690	—	—	707,492
Vance E. Powers	2/21/2007	—	—	—	—	3,500	50.36	17,745
Stephen C. Muther	6/25/2007	—	—	—	509,904	—	—	1,131,988
Eric A. Gustafson	6/25/2007	—	—	—	509,904	—	—	1,131,988
William H. Shea, Jr.	—	—	—	—	—	—	—	—
Robert B. Wallace	—	—	—	—	—	—	—	—

*
Compensation awarded to Mr. Powers pursuant to these plans was paid by Buckeye.

(1)
As discussed below, this amount was earned for being a participant in the Buckeye Annual Incentive Compensation ("AIC") program. Generally, all non-executive, exempt employees participate in the AIC program. The primary factor used to determine the amount of compensation paid under this program is the achievement of the budgeted operating income for Buckeye in 2007.

(2)
These amounts were Override Units granted by BGH GP. The value noted in column (l) is based on the fair value of the Override Units at the grant date of June 25, 2007 as described above in the narrative section that follows this table titled "BGH GP Holdings, LLC Override Units".

(3)
As discussed below, this amount was awarded pursuant to the Unit Option and Distribution Equivalent Plan. The distribution equivalent, as discussed below, was included in the Summary Compensation Table as "All Other Compensation".

  2007 Annual Incentive Award Program

        On February 1, 2007, Buckeye adopted the Buckeye Partners, L.P. 2007 Annual Incentive Compensation Plan, which we call the AIC Plan. As officers of Buckeye's general partner, Messrs. Wylie, Muther, Gustafson, Shea and Wallace were not eligible to participate in the AIC Plan. Mr. Powers received grants to participate in the AIC Plan prior to becoming a named executive officer. The grants to Mr. Powers allowed him to earn cash awards primarily based on Buckeye's achievement of certain financial targets in 2007. Specifically, if Buckeye achieved its target operating income of at least $202.0 million but less than $211.0 million in 2007, Mr. Powers would have been eligible to receive his target incentive award equaling 50% of his salary. This amounted to $100,000 for Mr. Powers. If Buckeye had achieved its "stretch" operating income of more than $211.0 million in 2007, Mr. Powers would have been eligible to receive an incentive award of 133% of his target award. Finally, if Buckeye had achieved operating income between $192.0 million and $202.0 million in 2007, Mr. Powers would have been eligible to receive an incentive award equaling 50% of his target award. Buckeye's operating income for 2007 was approximately $202.0 million. In January 2008, Mr. Powers was paid an incentive payment equaling $108,750. Buckeye is responsible for Mr. Powers' compensation discussed in this section.

  Unit Option and Distribution Equivalent Plan

        The Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan provides for the grant of options to acquire Buckeye's limited partnership units to certain of its and its affiliates' officers and key employees. The plan has historically been administered by the board of directors of

Buckeye GP, but may be administered by the Buckeye GP Compensation Committee in the future. The board or committee may authorize one or more officers of Buckeye GP to designate optionees and determine the number of options to be received by such optionees, provided that the authorizing resolution specifies the total number of options that may be so awarded. In practice, Buckeye's executive officers usually recommend option grants to the board of directors of Buckeye GP in February of each calendar year, and the board of directors considers and approves the appropriate grants. Our executive officers whose compensation is paid by us pursuant to the exchange agreement described above are not eligible to receive unit option grants under the plan.

        The plan provides that options will generally vest three years after the date of grant, provided the optionee remains an employee of Buckeye or its affiliates at such time. Once an option becomes vested, the option remains exercisable for a period of seven years from the date of vesting, or for a shorter period specified by the board of directors or committee.

        The Plan also permits the board of directors or committee to grant distribution equivalent rights in tandem with option grants. Distribution equivalents provide the optionee with an accrual of an amount, subject to certain distribution targets set at the discretion of the board of directors or committee, equal to the regular quarterly distribution on the number of unvested units subject to the option. Distribution equivalents are maintained in distribution equivalent accounts on Buckeye's books and records. Distribution equivalents cease to accrue when units subject to an option vest. No interest accrues or is payable to the balance in any distribution equivalent account.

        Historically, Buckeye's board of directors has set certain distribution targets for the payment of the accrued distribution equivalents to the optionees. The benchmark for the distribution target is based on an increase in the cash distributions paid to Buckeye's Unitholders over the three-year vesting period of such options. In the event that the distribution target is achieved, the distribution equivalents previously credited to an optionee's account will be paid to such optionee at 100% of the distribution equivalents. If the stretch limit is achieved, 200% of the distribution equivalents otherwise credited to the optionee's account will be paid to the optionee. If the threshold limit is achieved, only 50% of the distribution equivalents will be paid to the optionee. If the increase in the cash distributions paid to Buckeye's Unitholders over the three-year vesting period of the options is below the threshold amount, the optionee will not receive any distribution equivalents. Set forth below are the distribution targets for the increase in the cash distributions paid to the Unitholders over the three-year vesting periods for options granted in 2005, 2006 and 2007:

2005
Below $0.25/ unit		None
Threshold	$0.25/unit	50 percent
Target	$0.30/unit	100 percent
Stretch	$0.40/unit	200 percent

2006 and 2007
Below $0.40/ unit		None
Threshold	$0.40/unit	50 percent
Target	$0.60/unit	100 percent
Stretch	$0.75/unit	200 percent

        The amount and features of the 2007 unit option grant to Mr. Powers were approved by Buckeye's board of directors in February 2007.

Buckeye is responsible for Mr. Powers' compensation discussed in this section.

2007 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Unit Awards
(a)	Number of Units Underlying Unexercised Option (#) Exercisable (b)(1)	Number of Units Underlying Unexercised Option (#) Unexercisable (c)(1)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Units that have not Vested (#)(g)(2)	Market Value of Units that have not Vested ($)(h)(3)
Forrest E. Wylie	—	—	—	—	1,912,143	4,244,955
Vance E. Powers	3,700 — — —	— 3,700 3,700 3,500	42.10 45.88 44.73 50.36	2/26/2014 4/1/2015 2/23/2016 2/21/2017	318,690 — — —	707,492 — — —
Stephen C. Muther	—	—	—	—	509,904	1,131,988
Eric A. Gustafson	—	—	—	—	509,904	1,131,988
William H. Shea, Jr.	—	—	—	—	—	—
Robert B. Wallace	—	—	—	—	—	—

(1)
The amounts in columns (b) and (c) relate to options to purchase Buckeye's limited partner units under its Unit Option and Distribution Equivalent Plan. All options vest after the expiration of three years from the grant date of the option and are exercisable for up to seven years after the vesting date. Our named executive officers do not participate in the plan. The options granted to Mr. Powers set forth above were granted prior to Mr. Powers becoming a named executive officer. See Note 13 to the financial statements contained in this report for a further discussion of the assumptions related to unit option expense.

(2)
The amounts in Column (g) are unvested Override Units granted by BGH GP Holdings, LLC. The vesting of the Override Units is discussed above in the narrative section titled "BGH GP Override Units".

(3)
The amounts in Column (h) are grant date fair values of the unvested Override Units granted by BGH GP Holdings, LLC as discussed above in the narrative section titled "BGH GP Override Units".

2007 Option Exercises and Stock Vested Table

	Option Awards		Unit Awards
Name (a)	Number of Units Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c) (1)	Number of Units Acquired on Vesting (#)(d)(2)	Value Realized on Vesting ($)(e)(3)
Forrest E. Wylie	—	—	—	—
Vance E. Powers	—	—	20,430	480,105
Stephen C. Muther	—	—	81,720	1,920,420
Eric A. Gustafson	7,400	101,787	61,290	1,440,315
William H. Shea, Jr.	—	—	122,580	2,880,630
Robert B. Wallace	—	—	40,860	960,210

    (1)
    The value shown in column (c) is calculated by multiplying the number of units acquired upon exercise by the difference between the exercise price and the market price of a Buckeye LP Unit on the date of exercise.

    (2)
    The sale by Carlyle/Riverstone of its majority interest in us constituted a change of control of us that triggered the immediate vesting and expense recognition of the remaining unamortized value of the management units. See Note 1 to the financial statements contained in this report for a further discussion.

    (3)
    The value shown in column (e) is calculated by multiplying the number of vested Units from column (d) by $23.50, which was the price per unit paid by BGH GP for our Common Units in connection with the June 25, 2007 change of control. See Note 1 to the financial statements contained in this report for a further discussion.

2007 Non-Qualified Deferred Compensation Table

Name (a)	Registrant Contributions in Last Fiscal Year ($)(c)(1)*	Aggregate Earnings in Last Fiscal Year ($)(d)	Aggregate Withdrawals in Last Fiscal Year ($)(e)	Aggregate Balance at Last Fiscal Year-End ($)(f)
Forrest E. Wylie	—	—	—	—
Vance E. Powers	—	624	—	5,520
Stephen C. Muther	13,125	35,879	—	460,832
Eric A. Gustafson	13,125	7,089	—	118,990
William H. Shea, Jr.	—	34,622	609,512	—
Robert B. Wallace	—	779	31,339	—

    *
    Represents compensation that is neither awarded by us nor paid by us.

    (1)
    The aggregate amounts of contributions in the last fiscal year for each named executive officer are included in column (i) of the Summary Compensation Table above.

        The amounts reflected in the table above were credited to accounts of the named executive officers under the Buckeye Pipe Line Services Company Benefit Equalization Plan. The equalization plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Employee deferrals are not allowed under the equalization plan. In addition, the equalization plan provides that any employee with a balance in the plan will be credited with earnings on that balance at a rate that is equivalent to the actual earnings that the employee realizes on his or her investments in the Buckeye Pipe Line Services Company Retirement and Savings Plan. Employees may periodically change their investment elections in the Retirement and Savings Plan in accordance with its terms and the terms of the documents governing the investments in which they currently participate. Amounts accumulated by an employee in the equalization plan are payable to the employee in a lump sum upon termination of employment. A participating employee may also receive a distribution of all or a portion of his or her account balance in the event of a "hardship" as defined in the plan document and upon determination by the committee that administers the plan, and an employee may receive payment of a portion (as described in the plan) of the employee's account balance in the event of the death of the employee. Following the resignations of Messrs. Shea and Wallace, each received a distribution in 2007 of the amounts set forth in column (e).

        The table below shows the fund options available under the Retirement and Savings Plan and their annual rate of return for the year ended December 31, 2007.

Name of Fund	Rate of Return
American Century Income & Growth—Inst. Fund	-0.07%
American Century Small Cap Value—Inst. Fund	-2.56%
American Funds Growth Fund of America—R4	10.88%
American Value Portfolio Fund	14.85%
JPMorgan SmartRetirement 2010—Inst.	5.20%
JPMorgan SmartRetirement 2015—Inst.	5.46%
JPMorgan SmartRetirement 2020—Inst.	5.58%
JPMorgan SmartRetirement 2030—Inst.	6.43%
JPMorgan SmartRetirement 2040—Inst.	6.50%
JPMorgan SmartRetirement Income—Inst.	5.17%
JPMorgan Stable Value	4.0%-5.0%	(1)
Lord Abbett Developing Growth—A Fund	35.83%
Oakmark Equity and Income Fund	11.97%
PIMCO Total Return Fund	8.84%
SSgA S&P 500 Fund-D	5.37%
SSgaA MSCI EAFE Index Fund-C	11.05%
Templeton Foreigh—A Fund	17.24%

    (1)
    New Fund in 2007. Data is only available for three months.

Payments upon Termination or Change in Control

  Mr. Shea

        Mr. Shea resigned as President and Chief Executive Officer of our general partner and Buckeye's general partner on June 25, 2007 in connection with the sale of a controlling interest in us to BGH GP.

        In connection with his resignation, Mr. Shea entered into a letter agreement with BGH GP that provides for certain severance and health and welfare benefit payments to him. These payments and benefits are the obligation of BGH GP, not of Buckeye or us. This agreement superseded any obligations we had to Mr. Shea following his resignation. For convenience, Buckeye makes the payments to Mr. Shea, but they are neither Buckeye's nor our obligation, and Buckeye is 100% reimbursed by BGH GP for all such payments. This letter agreement is described below for the sake of completeness.

        Under the terms of the letter agreement, Mr. Shea receives annual severance compensation during the period from June 25, 2007 to December 31, 2008 in the amount of $400,000 per year, payable in equal monthly installments commencing in July 2007 and continuing until December 31, 2008. BGH GP has also agreed to provide Mr. Shea with the following payments during the 36-month period following June 25, 2007:

  •
  Through December 2008, BGH GP will pay Mr. Shea a monthly payment on the first payroll date of each month equal to the COBRA cost of continued health and dental coverage under our health and dental plans pursuant to section 4980B of the Internal Revenue Code of 1986, as amended, less the amount that he would be required to contribute for health and dental coverage if he were an active employee.

  •
  After the COBRA period described above, and through December 2009, BGH GP will pay Mr. Shea (or directly to the insurer on his behalf) a quarterly payment equal to the premium cost that he will incur during the quarter to maintain health and dental coverage that is substantially similar to the health and dental coverage that we provided him immediately before such coverage ended, less the amount that he would be required to contribute for health and dental coverage if he were an active employee.

  •
  Through June 2010, BGH GP will pay Mr. Shea (or directly to his insurer on his behalf) a quarterly payment equal to the premium cost that he will incur during the quarter to maintain long-term disability insurance coverage.

  •
  On each date on which a payment described above is made, BGH GP also pays Mr. Shea an additional tax "gross up" amount equal to the federal, state and local income and payroll taxes that he incurs, if any, on the amount paid under any section above, and on the amount paid for such gross up, on that date.

        BGH GP's obligation to provide these payments will cease upon Mr. Shea obtaining new employment that provides him with eligibility for medical and dental benefits and disability insurance without a pre-existing condition limitation.

        The letter agreement also provides that through December 2008 Mr. Shea will be available to the management team and the boards of directors of the respective general partners of Buckeye and us for assistance regarding the business and affairs of Buckeye and us, and that Mr. Shea will not receive additional compensation for such consultation.

        BGH GP also has agreed to provide Mr. Shea office space and normal administrative service, supplies, furnishings, equipment and technical support on a monthly basis through December 2008. BGH GP is responsible for Mr. Shea's compensation discussed in this section.

        Additionally, following the termination of Mr. Shea's employment, he became entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account, which totaled $1,129,274.

  Mr. Wallace

        Mr. Wallace resigned as our Senior Vice President, Finance and Chief Financial Officer on July 27, 2007. In connection with his termination of employment, Mr. Wallace became entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account, which totaled $50,666. He also negotiated a cash severance payment of $90,848, which we paid.

Severance and Continued Benefits

        On October 25, 2007, in connection with Mr. Muther becoming President of our general partner and of Buckeye's general partner, we and Mr. Muther amended and restated his employment and severance agreement. Mr. Muther's employment and severance agreement provides that we will pay severance payments and allow Mr. Muther to continue certain medical and dental benefits following a termination of Mr. Muther's employment by us (and our affiliates). This agreement replaced and amended earlier employment and severance agreements under which we were obligated to provide certain severance payments to Mr. Muther on termination. Although we are obligated for Mr. Muther's compensation, severance and benefits under the current employment and severance agreement, Buckeye remains liable for certain severance costs to the extent it would have been liable for them under the old agreements and for amounts that accrued in Mr. Muther's retirement plans prior to the 1997 date of the original Exchange Agreement discussed above. Under the employment and severance agreement, Mr. Muther is entitled to the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther's employment for any reason other than for "cause" or (b) a voluntary termination of employment by Mr. Muther for "good reason," which includes an election by Mr. Muther to terminate his employment between December 26, 2008 and June 25, 2010 following a change of control in us or Buckeye (which includes the change of control that occurred on June 25, 2007 as discussed above). Under either of these circumstances, Mr. Muther would receive a cash severance payment from us of $2,000,000 at the time of his termination. Assuming a qualifying termination of employment on December 31, 2007, Mr. Muther would have received a lump-sum severance payment equal to $2,000,000. In addition, we will provide certain continued medical and dental benefits to Mr. Muther under Buckeye's plans for a period of 18 months following his termination (36 months if his termination were to be in connection with a change of control). Mr. Muther's eligibility to continue receiving these medical and dental benefits will cease if Mr. Muther obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation. Also, if the first day of the calendar month on or following Mr. Muther's 62nd birthday will be less than 18 months after his termination (36 months if his termination were to be in connection with a change of control), then the cash severance payment described above will be reduced to an amount equal to a fraction of such amount, the numerator of which is the number of days from the date of Mr. Muther's termination to the first day of the calendar month on or following Mr. Muther's 62nd birthday and the denominator of which is 548 (1095 if Mr. Muther's termination was in connection with a change of control). For purposes of Mr. Muther's employment agreement, a "change of control" is defined as the acquisition (other than by our general partner and its affiliates) of 80 percent or more of Buckeye's LP Units, 51 percent or more of the general partner interests owned by Buckeye's general partner or 50 percent or more of the voting equity interest of Buckeye and our general partner on a combined basis. Mr. Muther is also eligible for severance under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company, which is described below in the discussion regarding Mr. Gustafson. If Mr. Muther is terminated such that both plans are triggered, however, the amount of the payments he would receive pursuant to his employment and severance agreement will be reduced by any amounts he receives pursuant to the severance pay plan. As of December 31, 2007, the severance payable to Mr. Muther pursuant to his employment and severance agreement exceeds the amount payable under the severance pay plan. The amended and restated employment agreement of Mr. Muther, whose compensation is paid by us pursuant to the terms of the Exchange Agreement, was approved by our Compensation Committee. Our Compensation Committee determined that it was in the best interest of us and Buckeye to increase Mr. Muther's severance payment and to provide a period in which Mr. Muther could elect to receive such payment beginning December 26, 2008, in order to incentivize Mr. Muther to maintain his employment with Buckeye's general partner and thereby achieve continuity in Buckeye's management following the resignations of Mr. Shea and Mr. Wallace.

        In addition to any applicable severance payments described above, assuming Mr. Muther was terminated as of December 31, 2007 under circumstances that entitled him to receive the continued medical, dental and disability benefits described above, the value of such benefits is estimated to be approximately $22,523, except that, if the termination were in connection with a change of control, the value of his benefits would be approximately $45,046. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees. Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Mr. Muther would begin upon the expiration of his benefit continuation periods set forth above. In general, we are responsible for Mr. Muther's compensation discussed in this section, although Buckeye may be responsible for certain portions of Mr. Muther's severance payments.

        If Mr. Gustafson's employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Gustafson would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Gustafson is $300,000. Assuming an involuntary termination of employment on December 31, 2007, Mr. Gustafson would receive severance payments equal to approximately $282,000. If Mr. Gustafson were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive one year's base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $582,000. For the purposes of the severance pay plan, a "change of control" will occur if any person (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934), except us or our affiliates becomes the beneficial owner, or the holder of proxies, in the aggregate of 80% or more of Buckeye's limited partner units then outstanding. We are responsible for Mr. Gustafson's compensation discussed in this section.

        If Mr. Powers' employment were terminated involuntarily, he would also be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Powers would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Powers is $200,000. Assuming an involuntary termination of employment on December 31, 2007, Mr. Powers would receive severance payments equal to approximately $43,300. If Mr. Powers were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive one year's base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $243,300. Buckeye is responsible for Mr. Powers' compensation discussed in this section.

Plan Payouts

        Upon termination of employment with Buckeye, each named executive officer would become entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account. If such officers had been terminated as of December 31, 2007, each of them would have been entitled to receive the amounts set forth opposite his name in column (f) of the "Nonqualified Deferred Compensation Table" for his benefits equalization plan balance. As of December 31, 2007, the value of Mr. Muther's ESOP account was $596,298, the value of Mr. Gustafson's ESOP account was $549,866 and the value of Mr. Powers' ESOP account was $190,926.

        As noted in the "Outstanding Equity Awards at Fiscal Year-End Table" above, Mr. Powers owns 10,900 unvested options to purchase Buckeye's LP Units pursuant to the Unit Option and Distribution Equivalent Plan. Under the terms of the plan, if Buckeye experiences a change of control as defined in the plan, and the acquiring entity does not assume the options under the plan or otherwise provide for options to purchase the acquirer's equity securities of equal value, then Mr. Powers' unvested options would become vested upon the change of control. Upon vesting in connection with a change of control, Mr. Powers would realize value equal to the number of his options that vested times the amount, if any, by which the then current market price of Buckeye's LP Units exceeds the exercise price for such options set forth in column (e) of the "Outstanding Equity Awards at Fiscal Year-End Table." Under the Unit Option and Distribution Equivalent Plan, a change of control of Buckeye would occur if (1) Buckeye's Unitholders approve a merger or consolidation of Buckeye with any other entity, other than a merger or consolidation which would result in Buckeye's Unitholders retaining at least 75% of the total equity interest of the surviving entity, as represented by the percentage of units or equity securities of Buckeye or such surviving entity held by Buckeye's Unitholders immediately after such merger or consolidation, (2) a plan of complete dissolution of Buckeye is adopted or Buckeye's Unitholders approve an agreement for the sale or disposition Buckeye (in one transaction or a series of transactions) of all or substantially all of its assets, or (3) Buckeye's general partner is removed, or any person or entity except one or more of the equity interest holders of Buckeye's general partner or any employee benefit plan of Buckeye's general partner, together with all affiliates of such person or entity, becomes the beneficial owner, or the holder of proxies, in the aggregate of 51% or more of Buckeye's general partner interests. Buckeye is responsible for Mr. Powers' compensation discussed in this section.

BGH GP Override Units

        Upon a sale of a controlling interest in us or BGH GP, our named executive officers may be entitled to participate in a distribution in connection with an exit event as described above under the heading "BGH GP Holdings, LLC Override Units." The amount of any such distribution is currently indeterminable, as it depends on the purchase price for the transaction and also on the aggregate amount of distributions that have been made to the ArcLight Kelso Members described above prior to the effectiveness of the sale. We are responsible for the named executive officer compensation discussed in this section.

        As set forth above, certain percentages of each named executive officer's Override Units are subject to forfeiture upon the occurrence of certain events, subject to certain vesting dates. Termination of employment of a named executive officer due to death, disability or retirement will not subject the Operating Units to any forfeiture, however.

2007 Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (b)	All Other Compensation ($) (g)	Total
W. Barnes Hauptfuhrer	67,000	—	67,000
Joseph A. LaSala, Jr.	15,000	—	15,000
Frank S. Sowinski	78,250	—	78,250

Total	160,250	—	160,250

Director Compensation

        Effective March 21, 2007, directors of our general partner received an annual fee of $50,000 plus $1,250 for each board of directors and committee meeting attended. Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000. Messrs. Collins, Loverro, Revers, Turner and Wylie do not receive any fees for services as directors. Directors' fees paid by our general partner in 2007 to its directors amounted to $160,250. The directors' fees were reimbursed by us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Buckeye GP Holdings L.P.

        The following table sets forth certain information regarding the beneficial ownership of our Common Units, as February 18, 2008 by:

  •
  each person who is known to us to beneficially own more than 5% of such units to be outstanding;

  •
  our general partner;

  •
  each of the named executive officers of our general partner;

  •
  each of the directors of our general partner; and

  •
  all of the directors and executive officers of our general partner as a group.

        All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more Unitholders, as the case may be. The address for the individuals and entities for which an address is not otherwise indicated is:

        c/o Buckeye GP Holdings L.P., Five TEK Park, 9999 Hamilton Blvd., Breinigsville, PA 18031.

Name of Beneficial Owner:	Number of BGH Common & Management Units	Percent of Common & Management Units (1)
Christopher L. Collins (2)(3)	17,513,737	61.9%
Eric A. Gustafson	45,000	*
W. Barnes Hauptfuhrer	—	—
Joseph A. LaSala, Jr	—	—
Frank J. Loverro (2)(3)	17,513,737	61.9%
Stephen C. Muther	50,000	*
Vance E. Powers (3)	10,000	*
Daniel R. Revers (2)(3)	17,513,737	61.9%
Frank S. Sowinski	8,100	*
Robb E. Turner (2)(3)	17,513,737	61.9%
Forrest E. Wylie (2)(3)	17,513,737	61.9%
All directors and executive officers as a group (consisting of 11 persons)(4)	17,626,837	62.3%
Other 5% Unitholders:
Buckeye GP Holdings (2)(3)	17,513,737	61.9%
Goldman Sachs (5)	2,935,439	10.4%
Deutsche Bank AG (6)	1,497,151	5.3%

    *
    Less than 1%

    (1)
    Unless otherwise indicated, the persons named above have sole voting and investment power over the Common and Management Units reported.

    (2)
    Includes Common and Management Units owned by BGH GP, the sole member of BGH's general partner. BGH GP is governed by a board of directors consisting of Messrs. Collins, Loverro, Revers, Turner, and Wylie, each of whom is also a director of BGH's general partner. Therefore, each of these directors may be deemed to have shared voting and investment power over the securities indicated. BGH GP is primarily owned by investment partnerships affiliated with ArcLight Capital Partners, LLC, Kelso & Company and Lehman Brothers Holdings Inc. The address of BGH GP is c/o ArcLight Capital Partners, LLC, 200 Clarendon Street, 55th Floor, Boston, Massachusetts 02117. Each of Messrs. Collins, Loverro, Revers, Turner, and Wylie expressly disclaims beneficial ownership of such Common and Management Units of BGH.

    (3)
    Includes Management Units, which are convertible into Common Units, at the election of the holder, on a one-for-one basis.

    (4)
    The 17,513,737 Common and Management Units are included in the total only once.

    (5)
    The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. filed Amendment No. 2 to Schedule 13G on February 6, 2008, to report that, as of December 31, 2007, it had shared voting power over 101,707 Common Units of BGH, and beneficial ownership of, and shared dispositive power over, 2,935,439 Common Units of BGH, representing 10.4% of the total outstanding Common and Management Units of BGH, as of that date. The address for both Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 85 Broad Street, New York, NY 10004.

    (6)
    Deutsche Bank AG and Deutsche Bank AG, London Branch filed a Schedule 13G on February 4, 2008, to report that, as of December 31, 2007, Deutsche Bank AG, London Branch, had beneficial ownership of, and sole voting and dispositive power over, 1,497,151 Common Units of BGH, representing 5.3% of the total outstanding Common and Management Units of BGH, as of that date. The address for Deutsche Bank AG, London Branch is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

Buckeye Partners, L.P.

        Services Company owns approximately 4.8% of the outstanding Buckeye LP Units as of February 18, 2008. No other person or group is known to be the beneficial owner of more than 5% of the Buckeye LP Units as of February 18, 2008.

        The following table sets forth certain information, as of February 18, 2008, concerning the beneficial ownership of Buckeye's LP Units by each director of Buckeye GP, the Chief Executive Officer of Buckeye GP, the other executive officers of Buckeye GP and by all directors and executive officers of Buckeye GP as a group. Such information is based on data furnished by the persons named. Based on information furnished to Buckeye GP by such persons, no director or executive officer of Buckeye GP owned beneficially, as of such date, more than 1% of any class of Buckeye's equity securities or those of our subsidiaries outstanding at that date. The address for the individuals set forth below is: c/o Buckeye Partners, L.P., Five TEK Park, 9999 Hamilton Boulevard, Breinigsville, PA 18031.

Name of Beneficial Owner:	Number of Buckeye LP Units
Buckeye GP Holdings LP(1)	80,000
Irvin K. Culpepper, Jr.	—
Michael B. Goldberg	—
Eric A. Gustafson	18,600
C. Scott Hobbs	—
Mark C. McKinley	—
Stephen C. Muther	23,100
Vance E. Powers	100
Daniel R. Revers(2)	80,000
Clark C. Smith	—
Robb E. Turner(2)	80,000
Forrest E. Wylie(2)	80,000
All directors and executive officers as a group (consisting of 11 persons)(3)	121,800

    (1)
    Unless otherwise indicated, the persons named above have sole voting and investment power over the Buckeye LP units reported.

    (2)
    Includes the 80,000 of Buckeye LP Units owned by us, over which the indicated persons share voting and investment power by virtue of their membership on the Board of Directors of our general partner. Such individuals expressly disclaim beneficial ownership of such Buckeye LP Units.

    (3)
    The 80,000 Buckeye LP Units owned by us are included in the total only once.

Changes in Control

        BGH is a party to a $10.0 million credit agreement with SunTrust Bank. Buckeye is not a party to this credit agreement. The credit agreement is secured by the pledge of the outstanding limited liability company interests of MainLine Management. If BGH defaults on its obligations under its credit agreement, the lender could exercise its rights under this pledge, which could result in a future change of control of BGH.

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

  Management Fee

        Our general partner is entitled to be paid an annual management fee for certain management functions it provides to Buckeye GP pursuant to a Management Agreement between our general partner and Buckeye GP. The management fee includes an annual "Senior Administrative Charge" of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of Buckeye GP approve the amount of the management fee on an annual basis. Our general partner was paid approximately $900,000 through June 25, 2007 for the Senior Administrative Charge. In connection with the acquisition of all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. ("Lodi Holdings"), an affiliate of ArcLight, MainLine Management, our general partner, has agreed to forego payment of the Senior Administrative Charge effective June 25, 2007 through March 31, 2009. The foregone payment will be considered in the net purchase price allocation of the Lodi Gas acquisition. See the discussion of this acquisition set forth below.

  Ownership of Buckeye GP

        We own 100% of the membership interest of Buckeye GP. Our cash flows consist of distributions from Buckeye on the partnership interest Buckeye GP owns, which consists of the following:

  •
  the incentive distribution rights in Buckeye;

  •
  approximately a 1% general partner interest in each of Buckeye Pipe Line, Laurel, Everglades and BPH; and

  •
  243,914 GP Units in Buckeye.

        We also own 80,000 Buckeye LP Units, representing a de minimis limited partner interest in Buckeye.

        Buckeye GP manages the operations and activities of Buckeye and indirectly manages the operations and activities of Buckeye Pipe Line, Laurel, Everglades and BPH.

  Distribution Rights

        Cash distributions from Buckeye are generally made approximately 99.4% to its LP Unitholders (including the Buckeye LP Units we own), and approximately 0.6% to Buckeye GP, as holder of Buckeye's GP Units. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution, Buckeye GP is entitled to receive incentive distributions equal to an increasing percentage of such cash distributions. Specifically, subject to certain limitations and adjustments, if a quarterly cash distribution from Buckeye on its LP Units exceeds a target of $0.325 per LP Unit, Buckeye will pay Buckeye GP, in respect of each outstanding Buckeye LP Unit, incentive distributions equal to (i) 15% of that portion of the distribution per Buckeye LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds

$0.525. Buckeye GP is also entitled to an incentive distribution, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per Buckeye LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per Buckeye LP Unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of Buckeye's initial public offering in December 1986. Incentive payments paid by Buckeye for quarterly cash distributions totaled $30.0 million, $24.9 million and $20.2 million in 2007, 2006 and 2005, respectively. No special cash distributions have ever been paid by Buckeye.

        If Buckeye's general partner withdraws or is removed, and a successor general partner is elected by Buckeye's limited partners, the successor general partner is required to buy Buckeye's GP Units for a cash price equal to the fair market value. The fair market value of the GP Units includes the value of all the rights associated with being Buckeye's general partner, including, without limitation, the general partner's pro rata interest in Buckeye and the right to receive incentive distributions.

        Upon Buckeye's liquidation, the partners, including Buckeye GP, will be entitled to receive liquidating distributions according to their particular capital account balances.

  Ownership of Buckeye GP Holdings L.P.

        We own Buckeye GP, and, therefore benefit from payments made by Buckeye to Buckeye GP, such as the distributions described above. Because we distribute substantially all of our available cash to our Unitholders quarterly and because certain members of management receive these distributions as Unitholders of us, these members of management may have an indirect material interest in such payments.

Transactions with Affiliates of Lehman Brothers

        Lehman Brothers is a minority owner of BGH GP, which controls Buckeye through its indirect ownership of Buckeye GP. Lehman Brothers and its affiliates have provided, directly or indirectly, investment and commercial banking or financial advisory services to Buckeye, for which they received customary fees and commissions. An affiliate of Lehman Brothers is a lender under Buckeye's Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility. Lehman Brothers also acted as Buckeye's exclusive financial advisor in connection with the acquisition of the member interests in Lodi Gas. Lehman Brothers received customary fees, plus reimbursement of certain expenses, for its services in connection with the acquisition. Finally, an affiliate of Lehman Brothers is a customer of Lodi Gas. As noted, the acquisition of Lodi Gas by Buckeye was completed in January 2008. In 2007, Lodi Gas recorded revenue of approximately $0.6 million from this affiliate.

Policies Regarding Related Party Transactions

        Except for compensation that we pay, the material portions of which are described in this report, our policy is to avoid transactions between us and our directors and officers (including members of their families) in which such persons would have a material interest. In furtherance of this policy, we have adopted Corporate Governance Guidelines, a Code of Ethics for Directors, Executive Officers and Senior Financial Employees and a Business Code of Conduct for all employees, which generally require the reporting to management of transactions or opportunities that constitute conflicts of interest so that they may be avoided. These guidelines and codes are available on our web site at www.buckeyegpholdings.com.

        We also have a policy of avoiding transactions between us and holders of 5% or more of our Common Units.

        Pursuant to our Corporate Governance Guidelines, any transaction between us and our officers and directors or holders of 5% of more of our Common Units that should be avoided pursuant to these policies must be reviewed and approved by our Board of Directors (other than any board member having a material interest in the transaction in question). The Board of Directors will only approve transactions that are fair and reasonable to us. Our partnership agreement states that a transaction will be deemed fair and reasonable to us if it is approved by our Audit Committee, if it is on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties, or if it is otherwise determined to be fair to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

Director Independence

        Section 303A.00 of the NYSE Listed Company Manual states that the NYSE listing standards requiring a majority of directors to be independent do not apply to publicly traded limited partnerships like us. However, three of the general partner's eight directors are "independent" as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted certain categorical standards. Our general partner's independent directors as determined in accordance with those standards are W. Barnes Hauptfuhrer, Joseph A. LaSala, Jr., and Frank S. Sowinski. Pursuant to such categorical standards, a director will not be deemed independent if:

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

  •
  (i) the director or an immediate family member is a current partner of a firm that is our internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time;

  •
  the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serve or served on that company's compensation committee;

  •
  the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million, or 2% of such other company's consolidated gross revenues; or

  •
  the director serves as an executive officer of a charitable organization and, during any of the past three fiscal years, we made charitable contributions to the charitable organization in any single fiscal year that exceeded $1.0 million or two percent, whichever is greater, of the charitable organization's consolidated gross revenues.

        For the purposes of these categorical standards, the term "immediate family member" includes a person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person's home.

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

  Director Attendance of Meetings

        Our general partner's board of directors held nine meetings in fiscal year 2007. Each director attended more than 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which he served during the portions of the year that such person was a director.

Item 14.    Principal Accountant Fees and Services

        The following table summarizes the aggregate fees billed to BGH by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	2007	2006
Audit fees(1)	$340,305	$186,400
Tax fees(2)	236,672	116,758

Total	$576,977	$303,158

    (1)
    Audit fees include fees for the audit of BGH's consolidated financial statements as well as the audit of the internal control over financial reporting (for 2007), reviews of BGH's quarterly consolidated financial and other services related to Securities and Exchange Commission ("SEC") matters.

    (2)
    Tax fees consist of fees for tax consultation and tax compliance services.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        As outlined in its charter, the Audit Committee of the board of directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. The Deloitte Entities' engagement to conduct our audit was pre-approved by the Audit Committee. Additionally, all permissible non-audit services by the Deloitte Entities have been reviewed and pre-approved by the Audit Committee, as outlined in the pre-approval policies and procedures established by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as a part of this Report:

          (1)   Financial Statements—see Index to Financial Statements.

          (2)   Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the filing date and the location of the exhibit in the previous filing are indicated below.

        Exhibit Number (Referenced to Item 601 of Regulation S-K)

				Incorporated by reference
Exhibit Number	Exhibit Description	Registrant	Filed herewith	Form	Period ending	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of Buckeye GP Holdings L.P., dated March 27, 2006	BGH		S-1		3.1	4/20/06
3.2	First Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of August 9, 2006	BGH		8-K		3.1	8/14/06
10.1	Amended & Restated Contribution, Conveyance and Assumption Agreement, dated as of August 9, 2006, among the limited partners of MainLine L.P., MainLine L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC, and MainLine GP, Inc.	BGH		8-K		10.1	8/14/06
10.2	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.1	9/19/03
10.3	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.2	9/19/03
10.4	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.3	9/19/03
10.5	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		8-K		4.1	10/14/04
10.6	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		8-K		4.1	6/30/05
10.7	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of August 9, 2006	BGH		8-K		10.2	8/14/06

10.8	Amended and Restated Management Agreement between MainLine L.P. and Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006(1)	BGH	8-K		10.5	8/14/06
10.9	Services Agreement, dated as of December 15, 2004, among Buckeye Partners, L.P., certain of its subsidiaries and Buckeye Pipe Line Services Company	BPL	8-K		10.3	12/20/04
10.10	Fourth Amended and Restated Exchange Agreement, dated as of August 9, 2006, among MainLine Sub LLC, Buckeye Partners, L.P., Buckeye Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Buckeye Pipe Line Holdings, L.P., and Buckeye GP LLC	BGH	8-K		10.6	8/14/06
10.11	Acknowledgement and Agreement, dated as of May 6, 2002, between Buckeye Partners, L.P. and Glenmoor, Ltd.	BGH	S-1		10.13	4/20/06
10.12*	Amended and Restated Employment and Severance Agreement, dated as of October 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company	BGH	8-K		10.1	10/26/07
10.13*	Employment Agreement, dated as of May 4, 2004, by and among William H. Shea, Jr. and MainLine Sub LLC	BGH	S-1/A		10.15	5/30/06
10.14*	Amended and Restated Severance Agreement made as of the 25th day of June, 2007, by and between Buckeye GP Holdings L.P., Buckeye Pipe Line Services Company and Robert B. Wallace	BGH	8-K		10.2	6/27/07
10.15*	Director Recognition Program of Buckeye GP LLC	BPL	10-K	12/31/98	10.15	3/22/99
10.16	Amended and Restated Management Agreement, dated as of December 15, 2004, among Buckeye GP LLC and MainLine Sub LLC	BPL	8-K		10.9	12/20/04
10.17*	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 24, 2002	BPL	10-Q	3/31/02	10.11	5/9/02
10.18*	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002	BPL	10-Q	3/31/02	10.12	5/9/02

10.19*	Buckeye Partners, L.P. 2007 Annual Incentive Compensation Plan	BPL	10-K	12/31/07	10.11	2/28/08
10.20	Amended and Restated Executive Employment Agreement, dated as of August 9, 2006, among Buckeye GP LLC, MainLine Sub LLC, MainLine L.P., MainLine GP, Inc. and Buckeye Pipe Line Services Company	BGH	8-K		10.7	8/14/06
10.21	Credit Agreement, dated August 9, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH	8-K		10.8	8/14/06
10.22	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH	10-Q	6/30/07	10.2	7/30/07
10.23	Supplement to Pledge Agreement—Additional Pledgor, dated as of September 15, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH	10-Q	9/30/06	10.9	11/6/06
10.24	Benefits Continuation Agreement, dated January 1, 2004, by and between Glenmoor, Ltd. and William H. Shea, Jr.	BGH	10-K	12/31/06	10.29	3/26/07
10.25	Amended and Restated Unit Agreement, dated August 9, 2006, by and between Robert B. Wallace and Buckeye GP Holdings L.P.(2)	BGH	10-K	12/31/06	10.30	3/26/07
10.26	Credit Agreement, dated November 13, 2006, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BPL	8-K		10.1	11/16/06
10.27	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH	10-Q	6/30/07	10.1	7/30/07
10.28	Second Amendment to Credit Agreement, dated August 24, 2007 among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH	10-Q	9/30/07	10.1	10/30/07

10.29	Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BPL		8-K	10.1	1/28/08
10.30	Amended and restated Loan and Security Agreement, dated as of December 16, 2004, among Farm & Home Oil Company, Univest National Bank and Trust Co., Wachovia Bank, National Association, and the Lenders named therein, as amended by the First Amendment, dated January 10, 2005, the Second Amendment, dated July 13, 2005, the Third Amendment, dated August 19, 2005, the Fourth Amendment, dated December 7, 2005, the Fifth Amendment dated December 22, 2006 and the Sixth Amendment, dated November 20, 2007	BPL		8-K	10.1	2/8/08
10.31	Seventh Amendment, dated February 8, 2008, between Farm & Home Oil Company and Univest National Bank and Trust Co. to the Amended and Restated Loan and Security Agreement, dated December 16, 2004, as amended	BPL		8-K	10.2	2/8/08
21.1	List of subsidiaries of Buckeye GP Holdings L.P.		X
23.1	Consent of Deloitte & Touche LLP		X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934		X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350		X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350		X

*
Represents management contract or compensatory plan or arrangement.

(1)
The Amended and Restated Management Agreement between MainLine L.P. and each of Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. are not filed because they are identical to Exhibit 10.8 except for the identity of the partnership.

(2)
Messrs. Muther and Gustafson and a trust for the benefits of Mr. Shea's family are also parties to Amended and Restated Unit Agreements with Buckeye GP Holdings L.P. Those agreements are not filed because they are identical to Exhibit 10.25 except for the number of units contained therein.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE GP HOLDINGS L.P. (Registrant)
	By:	MainLine Management LLC, as General Partner
Dated: March 14, 2008	By:	/s/ FORREST E. WYLIE Forrest E. Wylie (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2008	By:	/s/ CHRISTOPHER L. COLLINS Christopher L. Collins Director
Dated: March 14, 2008	By:	/s/ W. BARNES HAUPTFUHRER W. Barnes Hauptfuhrer Director
Dated: March 14, 2008	By:	/s/ JOSEPH A. LASALA, JR. Joseph A. LaSala, Jr. Director
Dated: March 14, 2008	By:	/s/ FRANK J. LOVERRO Frank J. Loverro Director
Dated: March 14, 2008	By:	/s/ DANIEL R. REVERS Daniel R. Revers Director
Dated: March 14, 2008	By:	/s/ VANCE E. POWERS Vance E. Powers (Principal Financial Officer and Principal Accounting Officer)
Dated: March 14, 2008	By:	/s/ FRANK S. SOWINSKI Frank S. Sowinski Director

Dated: March 14, 2008	By:	/s/ ROBB E. TURNER Robb E. Turner Director
Dated: March 14, 2008	By:	/s/ FORREST E. WYLIE Forrest E. Wylie Director

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
Ownership of Buckeye Partners, L.P. and Buckeye GP Holdings L.P.
Volume and Percentage of Petroleum Products Transported(1) (Volume in thousands of barrels per day)
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Units, Related Unitholder Matters, and Issuer Purchases of Common Units
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
BUCKEYE GP HOLDINGS L.P.
Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
BUCKEYE GP HOLDINGS L.P. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per unit amounts)
BUCKEYE GP HOLDINGS L.P. CONSOLIDATED BALANCE SHEETS (In thousands)
BUCKEYE GP HOLDINGS L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
BUCKEYE GP HOLDINGS L.P. CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (In thousands)
BUCKEYE GP HOLDINGS L.P. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES