Form 10-Q
period 2008-03-31
Buckeye GP Holdings L.P.
filed 2008-05-12
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number 001-32963

BUCKEYE GP HOLDINGS L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3776228
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five TEK Park
9999 Hamilton Boulevard
Breinigsville, PA	18031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    610-904-4000

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

Yes   ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

As of May 5, 2008, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales	$241,046	$4,915
Transportation and other	139,229	120,029
Total revenue	380,275	124,944

Costs and expenses:
Cost of product sales	236,611	4,844
Operating expenses	66,291	55,455
Depreciation and amortization	11,383	9,707
General and administrative	9,896	6,304
Total costs and expenses	324,181	76,310

Operating income	56,094	48,634

Other income (expense):
Investment income	614	300
Interest and debt expense	(18,178)	(13,876)

Total other (expense)	(17,564)	(13,576)

Income before equity income and non-controlling interest expense	38,530	35,058

Equity income	2,055	1,786
Non-controlling interest expense	(34,736)	(30,905)

Net income	$5,849	$5,939

Net income per partnership unit:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

Weighted average number of units outstanding:
Basic	28,300	27,891
Diluted	28,300	28,300

See Notes to condensed consolidated financial statements.

 Buckeye GP Holdings L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$30,698	$94,486
Trade receivables	114,880	47,598
Construction and pipeline relocation receivables	9,755	12,571
Inventories	102,664	15,149
Prepaid and other current assets	45,087	32,708
Assets held for sale	51,572	—
Total current assets	354,656	202,512

Property, plant and equipment, net	2,136,588	1,806,720

Goodwill	451,135	234,603
Other non-current assets	112,438	110,491
Total assets	$3,054,817	$2,354,326

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$96,772	$—
Current portion of long-term debt	6,381	6,289
Accounts payable	52,862	20,368
Accrued and other current liabilities	99,507	78,902
Liabilities of assets held for sale	648	—
Total current liabilities	256,170	105,559

Long-term debt	1,299,682	863,174
Other non-current liabilities	84,070	81,120
Non-controlling interest	1,178,217	1,066,143
Total liabilities	2,818,139	2,115,996

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner- Common Units	7	7
Limited Partners- Common Units	231,099	232,928
Management Units	3,121	3,156
Equity gains on issuance of
Buckeye Partners, L.P. limited partnership units	2,451	2,239
Total partners’ capital	236,678	238,330
Total liabilities and partners’ capital	$3,054,817	$2,354,326

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Threee Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,849	$5,939
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense for unit-based compensation	353	127
Value of ESOP shares released	817	1,148
Depreciation and amortization	11,383	9,707
Non-controlling interest	34,736	30,905
Equity earnings from equity investments of Buckeye Partners, L.P.	(2,055)	(1,786)
Distributions from equity investments of Buckeye Partners, L.P.	500	1,276
Amortization of debt discount	245	12
Amortization of option grants	81	134
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	58	10,478
Construction and pipeline relocation receivables	2,816	3,130
Inventories	5,041	(214)
Prepaid and other current assets	(5,104)	816
Accounts payable	1,397	(11,126)
Accrued and other current liabilities	1,619	(2,827)
Other non-current assets	2,774	157
Other non-current liabilities	(427)	297
Total adjustments from operating activities	54,234	42,234
Net cash provided by operations	60,083	48,173

Cash flows from investing activities:
Capital expenditures	(14,792)	(17,373)
Acquisitions and equity investments	(600,309)	(38,468)
Net expenditures for disposal of property, plant and equipment	(33)	(72)
Net cash used in investing activities	(615,134)	(55,913)

Cash flows from financing activities:
Debt issuance costs	(351)	—
Net proceeds from issuance of Buckeye Partners, L.P. limited partnership units	113,259	82,404
Proceeds from exercise of Buckeye Partners, L.P. unit options	—	1,016
Distributions to non-controlling partners of Buckeye Partners, L.P.	(37,267)	(29,778)
Repayment of short-term debt	(3,229)	—
Proceeds from issuance of long-term debt	576,050	70,600
Repayment of long-term debt	(139,495)	(107,121)
Settlement of hedge	(9,638)	—
Distributions to Limited Partners	(8,066)	(6,368)
Net cash provided by financing activities	491,263	10,753

Net (decrease) increase in cash and cash equivalents	(63,788)	3,013
Cash and cash equivalents —Beginning of year	94,486	20,220
Cash and cash equivalents—End of period	$30,698	$23,233

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$17,770	$17,470
Capitalized interest	$336	$415
Cash paid during the period for income tax	$180	$332

Non-cash changes in assets and liabilities:
Equity gains on issuance of Buckeye Partners, L.P. units	$212	$235
Hedge accounting	$1,043	$(59)

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

				Equity
				Gains on
	General	Limited		Issuance of
	Partner	Partners		Buckeye
	Common	Common	Management	Partners, L.P.
	Units	Units	Units	Units	Total
Partners’ capital- January 1, 2008	$7	$232,928	$3,156	$2,239	$238,330
Net income*	—	5,739	110	—	5,849
Distributions to Limited Partner - Common Units	—	(7,915)	(151)	—	(8,066)
Recognition of unit-based compensation charges	—	347	6	—	353
Equity gains on issuance of Buckeye Partners, L.P. units	—	—	—	212	212

Partners’ capital- March 31, 2008	$7	$231,099	$3,121	$2,451	$236,678

* Comprehensive income equals net income.

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is also a publicly traded (NYSE: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware.  BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of senior management and approximately 37% by the public.  BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), Lehman Brothers Holdings Inc. (“Lehman Brothers”), and certain members of senior management.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH GP.  BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of Buckeye and its subsidiaries.  At March 31, 2008, Buckeye GP owned an approximate 0.5% general partner interest in Buckeye.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 16 states, and operates an approximate 2,700 miles of pipeline under agreements with major oil and chemical companies. Buckeye also owns over 60 refined petroleum products terminals with aggregate storage capacity of approximately 22.6 million barrels in 12 states. Through its acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye added a major natural gas storage facility and a refined petroleum products marketing operation to its business.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 for a further discussion).  A substantial portion of Lodi Gas’ is revenues are generated by fee-based storage contracts.

Farm & Home sells refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 for a further discussion).

The majority of the employees who provide services to BGH, Buckeye and its subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Services Company is reimbursed by BGH or Buckeye’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP.  Buckeye is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 4.5% of the publicly traded limited partner units of Buckeye (the “LP Units”) at March 31, 2008.

With the acquisitions of Lodi Gas and Farm & Home, BGH has two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, BGH currently conducts its business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 14 for a more detailed discussion of BGH’s operating segments.

In June 2005, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of Buckeye into BGH’s financial statements is appropriate.

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

BGH’s condensed consolidated balance sheet includes a non-controlling interest liability that reflects the portion of Buckeye owned by its partners other than BGH and Services Company.  Similarly, BGH’s condensed consolidated income statements include non-controlling interest expense that reflects the portion of the earnings due to Buckeye’s partners other than BGH and Services Company.

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2007 is derived from audited financial statements, include all adjustments necessary to present fairly BGH’s financial position as of March 31, 2008, along with the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain prior year amounts for product sales and the cost of product sales have been reclassified in the income statement to conform to the current-year presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of BGH and the notes thereto for the year ended December 31, 2007 contained in BGH’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2008.

2. CONTINGENCIES

Claims and Proceedings

Buckeye and its subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. Buckeye is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, Buckeye has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $2.0 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively, related to environmental contingencies unrelated to claims and proceedings.

3.               BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. The cost of Lodi Gas was approximately $447.1 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Preliminary working capital adjustment	4,262
Transaction fees	2,794

Total cash purchase price	$447,056

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II.  Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s operations into a new geographic area, as well as commodity, and will be able to provide Buckeye a platform for growth in the natural gas storage industry.

Buckeye has determined that the acquisition represented a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”).   The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The purchase price of approximately $447.1 million has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

January 18,
2008
Cash	$2,516
Other current assets	2,326
Property, plant and equipment	282,709
Goodwill	170,754
Current liabilities	(9,426)
Other liabilities	(1,823)

Allocated purchase price	$447,056

Buckeye is in the process of finalizing the purchase price allocation based on the valuations of plant, property and equipment and goodwill.  The final purchase price allocation will likely adjust the preliminary amounts shown above.  Such changes may be material.  As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for $145.5 million in cash.  Buckeye acquired Farm & Home because Buckeye’s management believes that the wholesale distribution operations of Farm & Home represent an attractive opportunity to further Buckeye’s strategy of improving overall profitability by increasing the utilization of Buckeye’s existing pipeline and terminal system infrastructure.  Buckeye has determined that the acquisition represented a business combination under the provisions of SFAS No. 141.  The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.  The purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

February 8,
2008
Cash	$2,816
Trade receivables	75,025
Inventory	94,113
Prepaid and other current assets	6,214
Property, plant and equipment	50,770
Goodwill	64,378
Other non-current assets	3,297
Debt	(100,000)
Accounts payable	(31,097)
Accrued expenses	(19,711)

Allocated purchase price	$145,805

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above.  Such changes may be material.  The final allocation may include amounts related to identifiable intangible assets such as trade names, customer relationships and covenants not-to-compete.  As discussed above, the operations of the Farm & Home assets and liabilities that were retained by Buckeye are reported in a new operating segment called Energy Services.

On March 4, 2008, Buckeye entered into an agreement to sell the retail operations of Farm & Home to a wholly owned subsidiary of Inergy, L.P. for $42.0 million plus a customary working capital adjustment that is expected to be approximately $9.0 million.  The retail operations were not an integral part of Buckeye’s core operations and financial results.  Buckeye completed the sale of the retail operations on April 15, 2008. Effective on February 8, 2008, in connection with Buckeye’s decision to sell Farm & Home’s retail operations, the assets and related liabilities of the retail operations of Farm & Home were determined to be discontinued operations. The preliminary fair values of these assets and liabilities are as follows (in thousands):

March 31,
2008
Assets held for sale:
Trade receivables	$9,035
Inventory	2,978
Prepaid and other current assets	58
Property, plant and equipment	20,901
Goodwill	18,600
Total discontinued assets	$51,572

Liabilities of assets held for sale:
Obligations under contracts	$(648)

Revenues and net income from the retail operations for the period February 8 to March 31, 2008 were $15.6 million and $1.4 million, respectively.

Due to the immaterial effect that Buckeye’s discontinued operations had with respect to BGH’s results of operations, the results from Buckeye’s discontinued operations were recorded in non-controlling interest expense in BGH’s condensed consolidated statement of income for the period ending March 31, 2008.

The following unaudited summarized pro forma consolidated income statement information for the quarters ended March 31, 2008 and 2007 assumes that the acquisitions of Lodi Gas and Farm & Home had occurred as of the beginning of the period presented.  For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if Buckeye had completed these acquisitions as of the beginning of the period presented or the results that will be attained in the future. (in thousands, except per unit amounts)

	(Unaudited)
	March 31,
	2008	2007
Revenues:
As reported	$380,275	$124,944
Pro forma adjustments	174,723	317,126

Pro forma revenue	$554,998	$442,070

Net income:
As reported	$5,849	$5,939
Pro forma adjustments	(874)	868

Pro forma net income	$4,975	$6,807

Pro forma net income per unit:
Basic	$0.18	$0.24
Diluted	$0.18	$0.24

Pro forma weighted average number of units oustanding:
Basic	28,300	27,891
Diluted	28,300	28,300

Asset acquisition

On February 19, 2008, Buckeye acquired a refined products terminal in Niles, Michigan and a 50% ownership interest in a refined products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  Buckeye determined that the acquisition of the Niles, Michigan terminal and the 50% interest in the Ferrysburg, Michigan terminal should be accounted for as acquisitions of assets rather than an acquisition of a business as defined in SFAS No. 141.  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment as follows (in thousands):

February 19,
2008
Land	$1,119
Buildings	2,233
Machinery, equipment, and office furnishings	10,502
Total	$13,854

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above and such changes may be material.

4.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$5,016	$7,456
Insurance receivables	8,503	7,707
Ammonia receivable	11,055	7,505
Derivative asset	3,614	—
Other	16,899	10,040
Total	$45,087	$32,708

5.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$15,735	$8,026
Accrued employee benefit liability	2,183	2,183
Environmental liabilities	8,671	8,023
Interest	16,850	16,485
Retainage	1,805	1,572
Payable for ammonia purchase	11,259	6,988
Compensation and vacation	9,893	11,939
Hedge liabilities	557	7,187
Unearned revenue	4,943	1,439
Other	27,611	15,060
Total	$99,507	$78,902

6. DEBT AND CREDIT FACILITIES

Long- term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
BGH:
Revolving Line of Credit	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	19,236	20,804
Retirement premium	(445)	(518)
Buckeye:
4.625% Notes due July 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
6.050% Notes due January 15, 2018	300,000	—
Borrowings under Revolving Credit Facility	140,000	—
Total	1,308,791	870,286
Other, including unamortized discounts and fair value hedges (1)	(2,728)	(823)
Subtotal	1,306,063	869,463
Less: current maturities	(6,381)	(6,289)
Total long-term debt	$1,299,682	$863,174

(1) The March 31, 2008 and December 31, 2007 amounts include $1.2 million and $1.3 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($3.9 million) and ($2.1 million), respectively, in unamortized discounts.

The fair value of debt was estimated to be $1,401.5 million at March 31, 2008 and $848.8 million at December 31, 2007.  The value of the consolidated debt was calculated using interest rates currently available to BGH, Buckeye, and Services Company for the issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

BGH

BGH is a party to a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The revolving credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.   Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Official Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of Buckeye.  BGH did not have amounts outstanding under the BGH Credit Agreement at March 31, 2008 or December 31, 2007.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the

BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At March 31, 2008, BGH’s funded debt coverage ratio was 4.6 to 1.00.

The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions including, but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions and investments, making material changes to the nature of BGH and its Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets.  At March 31, 2008, BGH was in compliance with the covenants under the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $18.8 million and $20.3 million at March 31, 2008 and December 31, 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of the LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of the LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At March 31, 2008, the value of the LP Units owned by Services Company exceeded the 125% requirement.

Buckeye

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.050% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under Buckeye’s credit facility that had been drawn to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 7 below. The settlement payment amounted to $9.6 million and is being amortized as interest expense over the ten-year term of this Note.

As with all of Buckeye’s notes set forth above, Buckeye makes semi-annual interest payments with the principal balances outstanding to be paid on or before the due dates as shown above.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At March 31, 2008, Buckeye had $140.0 million in borrowings outstanding under the Credit Facility.  At December 31, 2007, Buckeye did not have any amounts outstanding under the Credit Facility.  At March 31, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility.  As discussed below, the Credit Facility was amended in January 2008.

The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At March 31, 2008, Buckeye’s Funded Debt Ratio was 4.20 to 1.00.  As provided for in the Credit Facility, the entire balance of Farm & Home’s line of credit, or $96.8 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations and to consolidate, merge or transfer assets.  At March 31, 2008, Buckeye was in compliance with the covenants under its Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility which permits Farm & Home and certain other Buckeye subsidiaries to incur up to $250.0 million of secured indebtedness related to working capital financing.  The amendment also permits these subsidiaries to: (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels.  Finally, the amendment states that the lesser of the amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by Farm & Home at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio.

Farm & Home Line of Credit

Farm & Home is party to a Loan and Security Agreement, dated December 16, 2004, as amended, with a syndicate of banks (the “Farm & Home Agreement”).  On February 8, 2008, in connection with Buckeye’s acquisition of Farm & Home, Farm & Home entered into the Seventh Amendment to the Farm & Home Agreement, which permitted, among other things, Farm & Home to be acquired by Buckeye.  The Farm & Home Agreement provides for a working capital line of credit of up to $100 million ($140 million until April 30, 2008) with interest at Farm & Home’s election at either (i) the prime rate (as defined in the Farm & Home Agreement) minus 0.5% or (ii) LIBOR plus 1.35% on the first $50 million of borrowings and LIBOR plus 1.65% for borrowings in excess of $50 million.  The Farm & Home Agreement also permits letters of credit up to $3.5 million.  The Farm & Home Agreement is secured by liens on substantially all of the assets of Farm & Home.

The balance outstanding under the Farm & Home Agreement was approximately $96.8 million at March 31, 2008, all of which was classified as a current liability.  The Farm & Home Agreement requires Farm & Home to maintain a tangible net worth, defined generally as the amount by which Farm & Home’s assets (excluding intangible assets and accumulated other comprehensive income or loss) exceed its liabilities, equal to $33.7 million for the period June 30, 2007 through June 29, 2008 and thereafter equal to prior periods’ required tangible net worth plus 50% of Farm & Home’s net income, if positive, for the fiscal year then ended.  At March 31, 2008, Farm & Home’s tangible net worth was $59.5 million.  Farm & Home also must maintain a ratio of the sum of all indebtedness of Farm & Home to tangible net worth of not greater than 2.50 to 1.00.  At March 31, 2008, Farm & Home’s debt to tangible net worth ratio was 1.63 to 1.00.  In addition, Farm & Home is required to maintain a ratio of pre-tax income to interest expense of not less than 1.25 to 1.00.  At March 31, 2008, Farm & Home’s pre-tax income to interest expense ratio was 1.33 to 1.00.

The Farm & Home Agreement also contains various negative covenants, including covenants restricting Farm & Home’s ability to merge or consolidate with another entity, acquire other businesses, change its legal organization or engage in a business or activities materially different than its existing business.  On April 15, 2008, Farm & Home received a waiver from the lending banks which permitted the sale of the retail operations and released the banks’ liens on the assets of the retail operations.  At March 31, 2008, Farm & Home was in compliance with the covenants under the Farm & Home Agreement.

7.  DERIVATIVES

Energy Services Derivatives

Buckeye uses petroleum derivative contracts with respect to the operations of Farm & Home to manage the effect of changing market prices on future inventory purchases required to meet future fixed price sales commitments (“Firm Commitments”) and on future sales of products held in inventory (“Spot Inventory”).  All of Buckeye’s petroleum derivative contracts are entered into for hedging purposes; that is, they are specifically matched in volume and maturity with the various sales commitments of the business.  Derivative contracts entered to hedge Firm Commitments are classified as Cash Flow Hedges.  Derivative contracts entered into to hedge firm commitments on Spot Inventory positions are classified as Fair Value Hedges.  Gains and losses on petroleum derivative contracts are recognized in earnings in the cost of product sales as product is delivered or commitments are performed under fixed price contracts.

All derivatives are recognized on the balance sheets at their fair value.  On the date a derivative contract is entered into, Buckeye designates the derivative as (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (“Fair Value Hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”).  Changes in the fair value of a derivative that qualifies as a Fair Value Hedge are recorded in current period earnings along with the related gain or loss on the hedged asset or liability.  Changes in the fair value of a derivative that qualifies as a Cash Flow Hedge are recorded in other comprehensive income (loss) until earnings are affected by the related variability of cash flows.  Cash flow hedge ineffectiveness, defined as the extent to which the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in earnings.

As of March 31, 2008, Buckeye had outstanding derivative contracts used to hedge the variability of market prices of petroleum products.  The following table presents unrealized gains on such derivatives as of March 31, 2008:

March 31,
2008
(In thousands)
Petroleum derivatives used as Cash Flow Hedges	$2,839
Petroleum derivatives used as Fair Value Hedges	775
Total	$3,614

Substantially all of the gains noted above will be recorded in income over the next twelve months.

Gains or losses on hedges that were ineffective were not material for the quarter ended March 31, 2008.  As of March 31, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond May 2009.

Finance Derivatives

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.2 million for the three months ended March 31, 2008 as a result of the amortization of the termination payment.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million.  In accordance with SFAS No. 133, Buckeye deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of Buckeye’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $0.1 million during the three months ended March 31, 2008 and 2007 related to the amortization of the gain on the interest rate swap.

8.  FAIR VALUE MEASURMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.  BGH adopted SFAS No. 157 on January 1, 2008.

Pursuant to SFAS No. 157, fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement.  The three levels include:

Level 1:  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Level 2 inputs include the following:

•                  Quoted prices in active markets for similar assets or liabilities.

•                  Quoted prices in markets that are not active for identical or similar assets or liabilities.

•                  Inputs other than quoted prices, that are observable for the asset or liability.

•                  Inputs that are derived primarily from, or corroborated by, observable market data by correlation or other means.

Level 3:  Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of BGH’s assets that are subject to SFAS No. 157 as of March 31, 2008.

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Derivative assets	$3,614	$—	$—
Total	$3,614	$—	$—

BGH has determined that its assets subject to SFAS No. 157 are all “level one inputs”. The value of the derivative assets shown above was determined by obtaining the prices of the underlying contracts as traded on the New York Mercantile Exchange.

9.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Basic:
Average common units outstanding	27,770	26,938
Average management units outstanding	530	953

Average units for basic	28,300	27,891

Diluted:
Units used for basic calculation	28,300	27,891
Dilutive effect of additional management units	—	409

Average units for diluted	28,300	28,300

10. CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On April 29, 2008, MainLine Management declared a quarterly cash distribution of $0.30 per unit payable on May 30, 2008 to unitholders of record on May 9, 2008.  The total cash distribution to BGH unitholders will be approximately $8.5 million.

11. UNIT-BASED COMPENSATION

BGH GP Override Units

Effective on June 25, 2007, BGH GP instituted an equity incentive plan for certain members of senior management of BGH GP and BGH.  This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH) referred to as “Override Units”.  BGH determined that, under the requirements of  provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), BGH is required to reflect, as a compensation charge and corresponding contribution to common unitholders’ equity, the fair value of this compensation.  BGH GP determined that the estimated fair value of such compensation for the three months ended March 31, 2008 was $0.4 million, and has recorded such amount as compensation expense and a capital contribution for the quarter ended March 31, 2008. BGH is not a party to this plan and has no liabilities with respect to it.

The Override Units consist of three equal tranches of units: Value A Units; Value B Units; and Operating Units. The Override Units are subject to vesting restrictions and conditions precedent to participation in distributions which restrictions and conditions may be waived by the Board of BGH GP. In addition, the Override Units are subject to forfeiture if a grantee resigns or is terminated for cause.

The following is a summary of the activity of the Override Units as of March 31, 2008 (in thousands except per unit amounts):

	Override Units			Total Number of
	Value A Units	Value B Units	Operating Units	Units Awarded
Available for grant at January 1, 2008	744	744	744	2,232
Granted	(298)	(298)	(298)	(894)
Vested	—	—	—	—
Forfeited or cancelled	—	—	—	—
Available for grant at March 31, 2008	446	446	446	1,338

	Compensation Cost for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of outstanding grants	$3,476	$1,965	$5,742	$11,183
Less: Expense recorded from plan inception to March 31, 2008	—	—	943	943
Potential future compensation costs at March 31, 2008	$3,476	$1,965	$4,799	$10,240

	Value A	Value B	Operating
Fair Value per unit	$2.07	$1.17	$3.42

The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R.  The Monte Carlo simulation estimates the future equity value from the time of the valuation date of June 25, 2007 to the exit event using the following assumptions:

•                  Current Equity Value of $10.00 per unit or total equity of $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH GP;

•                  Expected Life of 5.5 years based on the historical average holding period for similar investments;

•                  Risk Free Rate of 4.92% based on the U.S. constant maturity treasury rate for a term corresponding to the expected life of 5.5 years;

•                  Volatility of 26%.  Since BGH GP’s primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.5 year equity volatility of other firms in the same industry as Buckeye; and

•                  Dividends of zero were assumed as the likelihood of an interim distribution is not probable due to the rigorous performance criteria.

Compensation expense related to the Operating Units of approximately $1.3 million per year will be recognized in 2008, 2009, 2010 and 2011.  The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above.  Accordingly, no compensation expense for the Value A and Value B Units will be recorded until an exit event occurs.

Buckeye’s Unit Option and Distribution Equivalent Plan

Buckeye sponsors a Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company.  The options vest three years from the date of grant and expire ten years from the date of grant. As options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2008, any of its LP Units.

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS No. 123R.  Generally, unit-based compensation expense recognized in the first quarters of 2007 and 2008 is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in earnings for the three months ended March 31, 2008 and 2007 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The impact of Buckeye’s Option Plan is immaterial to BGH’s consolidated financial statements.

BGH Management Units

Prior to BGH’s initial public offering of its Common Units on August 9, 2006, the general partner was owned by MainLine, a privately held limited partnership. In May 2004, MainLine instituted a Unit Compensation Plan and issued 16,216,668 Class B Units to certain members of senior management.

Coincident with BGH’s initial public offering on August 9, 2006, the equity interests of MainLine were exchanged for the equity interests of BGH.  The Class B Units of MainLine were exchanged for 1,362,000 Management Units of BGH.  Pursuant to the terms of the exchange, 70%, or 953,400 Management Units became vested immediately upon their exchange and the remaining 30%, or 408,600 Management Units, were expected to vest over a three year period. However, coincident with the sale of Carlyle/ Riverstone BPL Holdings II, L.P.’s interests in BGH to BGH GP in June of 2007, all the remaining unvested Management Units became vested and were expensed.  There are no additional Management Units available for issue.  In the first quarter of 2007, BGH expensed approximately $0.1 million related to the Management Units.

12. RELATED PARTY TRANSACTIONS

Lehman Brothers, which owns an interest in BGH GP, and its affiliates have provided, directly or indirectly, investment and commercial banking and financial advisory services to Buckeye, for which they received customary fees and commissions.  An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility.  Lehman Brothers acted as Buckeye’s financial advisor in connection with the Lodi Gas and Farm & Home acquisitions.  Also, an affiliate of Lehman Brothers is a customer of Lodi Gas.

As discussed in Note 3, on January 18, 2008, Buckeye acquired all the member interests of Lodi Gas. The Lodi Gas acquisition was a related party transaction because Lodi Gas was indirectly owned by affiliates of ArcLight.  Due to ArcLight's indirect ownership interest in Buckeye GP, the Audit Committee of Buckeye GP made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to Buckeye in accordance with Buckeye’s partnership agreement.

Services Company and Buckeye are considered related parties of BGH.  As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and Buckeye on a consolidated basis and all intercompany transactions have been eliminated.

13.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company, which employs the majority of Buckeye’s workforce, sponsors a retirement income guarantee plan  (the “RIGP”), which is a defined benefit plan, that generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company’s policy is to fund amounts necessary to meet at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees (the “Retiree Medical Plan”). To be eligible for these benefits an employee must have been hired prior to January 1, 1991 and must meet certain service requirements. Services Company does not pre-fund its postretirement benefit obligation.

For the three months ended March 31, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended March 31,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$353	$248	$232	$100
Interest cost	478	253	694	508
Expected return on plan assets	(468)	(205)	—	—
Amortization of prior service benefit	(218)	(114)	(1,124)	(860)
Amortization of unrecognized losses	156	143	410	381
Net periodic benefit costs	$301	$325	$212	$129

A minimum funding contribution is not required to be made to the RIGP during 2008.  However, on April 15, 2008 Buckeye voluntarily contributed $0.3 million to the RIGP.

14.  SEGMENT INFORMATION

With the acquisitions of Lodi Gas and Farm & Home, BGH has two additional reportable segments: Natural Gas Storage and Energy Services.  Based on the financial information provided to senior management, BGH has determined that its operations are appropriately presented in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 16 states. This segment also has three refined petroleum products terminals with aggregate storage capacity of approximately 0.5 million barrels in three states.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has approximately 60 refined petroleum products terminals with aggregate storage capacity of approximately 22.1 million barrels in nine states.

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services through the two natural gas storage facilities near Lodi, California that are owned and operated by Lodi Gas.  Together, these facilities provide approximately 22 billion cubic feet of working gas storage capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. The segment has approximately twenty-five customers.

The Natural Gas Storage segment has the following revenue sources:

•                  Lease Revenues which consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement.

•                  Hub Service Revenues which consist of a variety of other storage services under interruptible storage agreements. These principally include park and loan transactions.  Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer.  Park revenues are recognized ratably over the term of the agreement.  Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loans revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment sells refined petroleum products on a wholesale basis principally in eastern and central Pennsylvania. The segment records revenues as products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment has approximately one thousand customers which consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,700 miles of third-party pipeline systems, which are owned primarily by major oil and chemical companies and are located in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$96,389	$93,750
Terminalling and Storage	27,632	23,589
Natural Gas Storage	11,464	—
Energy Services	234,547	—
Other Operations	10,869	7,605
Intersegment	(626)	—
Total	$380,275	$124,944

Operating income:
Pipeline Operations	$35,529	$36,988
Terminalling and Storage	12,585	9,625
Natural Gas Storage	4,744	—
Energy Services	1,656	—
Other Operations	1,580	2,021
Total	$56,094	$48,634

Depreciation and amortization:
Pipeline Operations	$8,423	$7,988
Terminalling and Storage	1,355	1,305
Natural Gas Storage	954	—
Energy Services	264	—
Other Operations	387	414
Total	$11,383	$9,707

Capital expenditures:
Pipeline Operations	$6,820	$15,519
Terminalling and Storage	2,959	840
Natural Gas Storage	3,249	—
Energy Services	685	—
Other Operations	1,079	1,014
Total	$14,792	$17,373

Acquisitions:
Terminalling and Storage	$13,854	$38,468
Natural Gas Storage	443,515	—
Energy Services	142,940	—
Total	$600,309	$38,468

	Assets		Goodwill
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Assets:
Pipeline Operations*	$1,605,935	$1,673,744	$198,632	$198,632
Terminalling and Storage	389,214	385,446	22,789	22,789
Natural Gas Storage	468,718	—	170,754	—
Energy Services	237,239	—	45,778	—
Other Operations	78,282	74,462	13,182	13,182
Consolidated- level	223,857	220,674	—	—
Assets held for sale**	51,572	—	18,600	—
Total	$3,054,817	$2,354,326	$469,735	$234,603

* All equity investments are included in the assets of Pipeline Operations.

** Goodwill in the amount of $18.6 million is included in the assets held for sale on the condensed consolidated balance sheet.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.  This statement does not require any new fair value measurements.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.

On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  BGH adopted the non-delayed portions of SFAS No. 157 on January 1, 2008.  See Note 8 for a further discussion.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.   SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  Effective on January 1, 2008, BGH adopted SFAS No. 159 and elected not to apply the fair value option under this standard.  As a result, SFAS No. 159 did not have an impact on BGH’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”) which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  BGH currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141 (R)”) which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 141 (R) requires an acquiring entity in a business combination to (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.  BGH currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years beginning after November 15, 2008.   SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  BGH currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of BGH’s liquidity and capital resources and other related matters.  The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in this report and BGH’s Annual Report on Form 10-K for the year ended December 31, 2007.

Buckeye GP Holdings L.P.

BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of senior management and approximately 37% by the public.  BGH owns and controls Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded Delaware limited partnership.  BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”).  BGH’s only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

•                  the incentive distribution rights in Buckeye;

•                  the general partner interests in Buckeye (representing 243,914 general partner units (the “GP Units”), or an approximate 0.5% interest in  Buckeye);

•                  the indirect ownership of the general partner interests in certain of Buckeye’s operating subsidiaries (representing an approximate 1% interest in each of such operating subsidiaries ); and

•                  80,000 Buckeye limited partner units (the “LP Units”).

The incentive distribution rights noted above entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of the LP Units (each, a “unitholder”) when target distribution levels for each quarter are exceeded. The 2,573,146 LP Units originally issued to Buckeye’s Employee Stock Ownership Plan (the “ESOP”) are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP Unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP Unit.

BGH’s earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s unitholders. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate earnings and cash flows beyond its working capital requirements.

The following table summarizes BGH’s cash received for the three months ended March 31, 2008 and 2007 as a result of its partnership interests in Buckeye:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Incentive distributions from Buckeye	$8,926	$6,803
Distributions from the ownership of 243,914 of Buckeye’s GP Units	204	192
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	125	381
Distributions from the ownership of 80,000 of Buckeye’s LP Units	67	63
	$9,322	$7,439

Buckeye Partners, L.P.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. Buckeye owns and operates approximately 5,400 miles of pipeline and more than 60 active refined petroleum products terminals, with aggregate storage capacity of approximately 22.6 million barrels. In addition, Buckeye operates and maintains approximately 2,700 miles of other pipelines under agreements with major oil and chemical companies. Through the recent acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates a major natural gas storage facility in northern California and markets refined petroleum products in certain areas that are already served by Buckeye’s pipelines and terminals.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Lodi Gas acquisition has allowed Buckeye to expand its operations on the West Coast substantially.  Lodi Gas’ revenues are generated by fee-based storage contracts, the majority of which are comprised of firm storage agreements for specified levels of injection and withdrawal service.  Additional revenues are earned through interruptible services, called hub services, for which Lodi Gas earns fees for storing a customer’s gas or loaning gas to a customer on an interruptible basis around Lodi Gas’s firm storage commitments. Lodi Gas does not take title to the natural gas that it stores.

Farm & Home sells refined petroleum products on a wholesale and, until April 15, 2008, a retail basis, principally in eastern and central Pennsylvania.  On March 4, 2008, Buckeye agreed to sell Farm & Home’s retail operations and will retain and operate only the acquired wholesale operations.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the acquisition date of February 8, 2008 (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Farm & Home acquisition will help to advance Buckeye’s strategy of building a marketing business in areas served by Buckeye’s existing logistics assets.

Buckeye’s pipeline and terminals customers are U.S.-based major integrated oil companies, large refined petroleum products marketing companies, major end users of petroleum products, and chemical and utility companies.  Lodi Gas’s customers are major natural gas utility companies as well as natural gas marketing and distribution companies.  Farm & Home’s wholesale customers are primarily product wholesalers as well as major commercial users of refined petroleum products

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments, Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye now conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 14 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

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

•                  BGH’s general and administrative expenses—BGH incurs general and administrative expenses that are independent from Buckeye’s operations and are not reflected in Buckeye’s condensed consolidated financial statements.

•                  Elimination of Intercompany Transactions—Intercompany obligations and payments between Buckeye, its consolidated subsidiaries and BGH and Services Company are reflected in Buckeye’s consolidated financial statements but are eliminated in BGH’s consolidated financial statements.

Summary operating results for BGH were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenue	$380,275	$124,944
Costs and expenses	324,181	76,310

Operating income	56,094	48,634
Other (expense)	(17,564)	(13,576)
Income before equity income and non-controlling interest	38,530	35,058
Equity income	2,055	1,786
Non-controlling interest expense	(34,736)	(30,905)

Net income	$5,849	$5,939

Revenues, operating income, total costs and expenses and depreciation by amortization by operating segment were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$96,389	$93,750
Terminalling and Storage	27,632	23,589
Natural Gas Storage	11,464	—
Energy Services	234,547	—
Other Operations	10,869	7,605
Intersegment	(626)	—
Total	$380,275	$124,944

Operating income:
Pipeline Operations	$35,529	$36,988
Terminalling and Storage	12,585	9,625
Natural Gas Storage	4,744	—
Energy Services	1,656	—
Other Operations	1,580	2,021
Total	$56,094	$48,634

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$60,860	$56,762
Terminalling and Storage	15,047	13,964
Natural Gas Storage	6,720	—
Energy Services	232,891	—
Other Operations	9,289	5,584
Intersegment	(626)	—
Total	$324,181	$76,310

Depreciation and amortization:
Pipeline Operations	$8,423	$7,988
Terminalling and Storage	1,355	1,305
Natural Gas Storage	954	—
Energy Services	264	—
Other Operations	387	414
Total	$11,383	$9,707

First Quarter of 2008 compared to First Quarter of 2007

Total revenues for the quarter ended March 31, 2008 were $380.3 million, approximately $255.4 million greater than revenue of $124.9 million for the same period in 2007.  Of the $255.4 million increase in revenue in the first quarter of 2008, $11.5 million resulted from the acquisition of Lodi Gas and $234.5 million resulted from the acquisition of Farm & Home.  The results of Lodi Gas and Farm & Home are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $9.4 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $96.4 million in the first quarter of 2008 compared to $93.8 million in the first quarter of 2007, resulting in an increase of $2.6 million.  This increase was primarily the result of:

•                  Base transportation revenues being essentially unchanged compared to 2007 as the benefit of tariff increases implemented in May and July of 2007 were almost entirely offset by reduced product volumes in the first quarter of 2008.  Management believes the reduced volumes in 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline and distillate prices, reduced production at ConocoPhillips Wood River Refinery due to maintenance activities, as well as the continued introduction of ethanol into retail gasoline products.  Product volumes declined by 4.9% in the first quarter of 2008 compared to the first quarter of 2007; and

•                  A net increase in incidental revenues of $1.5 million which was principally related to a product supply arrangement, as well as increased revenues of $0.8 million related to contract services activities at customer facilities connected to Buckeye’s refined products pipelines.

During 2007, Buckeye experienced measurement shortages in connection with its pipeline product deliveries in excess of historical variances.  Based upon an investigation of these measurement issues, certain corrective actions have been taken.  Buckeye believes the measurement issues have, to a large extent, been isolated and corrected, although continuing monitoring and evaluation of product measurement issues will be required.  Net pipeline overages and shortages were not material in the first quarter of 2008.

Product volumes transported in Pipelines Operations for the first quarter ended March 31, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
Product	2008	2007
Gasoline	641,500	687,100
Distillate	337,500	365,100
Jet Fuel	356,400	352,300
LPG’s	15,300	20,100
NGL	21,100	20,000
Other	11,700	10,100
Total	1,383,500	1,454,700

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $27.6 million in the first quarter of 2008 compared to $23.6 million in the first quarter of 2007. The revenue increase in the first quarter of 2008 compared to the first quarter of 2007 of $4.0 million, or 16.9%, was primarily the result of:

•                  An approximate $1.4 million increase in base revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 2.6% decline in throughput volumes in the first quarter of 2008 compared to the first quarter of 2007; and

•                  Incremental revenue of $2.6 million due to the acquisition of an additional terminal and a 50% interest in a second terminal in the first quarter of 2008, as more fully described in Note 3 to the accompanying condensed consolidated financial statements, as well as the inclusion for a full quarter of six terminals acquired in the first quarter of 2007.

Average daily throughput for the refined products terminals for the quarters ended March 31, 2008 and 2007 was as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
	2008	2007

Refined products throughput	522,300	536,000

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $11.5 million since the acquisition of Lodi Gas on January 18, 2008. Approximately 79% of this revenue represented firm storage revenues and 21% hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $234.5 million.  Substantially all of this revenue was derived from the continuing wholesale operations of Farm & Home since acquisition on February 8, 2008.  During the period, the wholesale operations of Farm & Home sold approximately 83.4 million gallons of product.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel and kerosene.

Other Operations:

Revenue from the Other Operations segment was $10.9 million in the first quarter of 2008 compared to $7.6 million in the first quarter of 2007.  The revenue increase in the first quarter of 2008 of $3.3 million was primarily the result of:

•                  An increase of $1.2 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $2.2 million in construction management revenue related to these operating contracts.

Operating Expenses:

Costs and expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Costs and Expenses
	2008	2007
	(In thousands)
Cost of product sales	$236,611	$4,844
Payroll and payroll benefit	28,003	23,168
Depreciation and amortization	11,383	9,707
Outside services	10,831	6,077
Operating power	7,486	7,318
Property and other taxes	6,022	6,183
Insurance and casualty losses	3,719	3,983
Construction management	3,021	1,695
Supplies	2,569	2,969
Rentals	4,054	2,611
All other	10,482	7,755
Total	$324,181	$76,310

Cost of product sales was $236.6 million in the first quarter of 2008, which is an increase over the first quarter of 2007 of $231.8 million.  Approximately $229.5 million of the increase was attributable to product sold by Farm & Home.  The remaining increase is principally associated with fuel purchases related to a product-supply arrangement.

Payroll and payroll benefits were $28.0 million in the first quarter of 2008, an increase of $4.8 million compared to the first quarter of 2007.  The Lodi Gas and Farm & Home operations added $0.9 million and $0.7 million of payroll and payroll benefits expense in the three months ended March 31, 2008, respectively.  Increases in salaries and wages of $1.5 million in the first quarter of 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations and higher wage rates.  BGH’s payroll expense also increased by $0.7 million due to an accrual related to executive compensation and charges for BGH GP’s equity incentive plan

Depreciation and amortization expense was $11.4 million in the first quarter of 2008, which is an increase of $1.7 million over the first quarter of 2007. The Lodi Gas and Farm & Home operations added $1.0 million and $0.3 million of depreciation and amortization expense in the three months ended March 31, 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $10.8 million in the first quarter of 2008, which is an increase of $4.8 million over the first quarter of 2007.  The Lodi Gas and Farm & Home operations added $1.7 million and $0.1 million of outside services costs in the three months ended March 31, 2008, respectively.  Lodi Gas incurred approximately $1.4 million of outside services expense related to well work-over costs as a result of the heavy withdrawal season in the first quarter.  Another approximately $1.4 million is due to increases in activity on operations and maintenance contracts.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $7.5 million for the three months ended March 31, 2008, which was consistent with operating power costs in the three months ended March 31, 2007.  Buckeye experienced an increase in power rates, which was offset by a decrease in operating power usage due to a decrease in pipeline volumes in the first quarter of 2008.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $6.0 million in the first quarter of 2008, a decrease of $0.1 million compared to the first quarter of 2007.  In the first quarter of 2007, Buckeye expensed $0.6 million of excise taxes that did not recur in the first quarter of 2008.  This decrease was offset by additional property taxes from the Lodi Gas and Farm & Home operations, which added $0.4 million and $0.1 million, respectively, in the three months ended March 31, 2008, respectively.

Insurance and casualty losses were $3.7 million for the three months ended March 31, 2008, which is a decrease of $0.3 million from the three months ended March 31, 2007.  Casualty losses decreased by $0.5 million due to the absence of any significant product release incidents in the first quarter of 2008.  Insurance costs increased by $0.4 million which is primarily due to the inclusion of the Lodi Gas and Farm & Home operations.

Construction management costs were $3.0 million in the first quarter of 2008, which is an increase of $1.3 million over the first quarter of 2007.  The increase is a result of an increase in construction activity in the first quarter of 2008.

Supplies expense was $2.6 million for the three months ended March 31, 2008, which is a decrease of $0.4 million over the three months ended March 31, 2007.  The decrease is primarily due to a decrease in terminal additives purchases at Buckeye’s terminals.

Rental expense was $4.1 million in the first quarter of 2008, which is an increase of $1.4 million over the first quarter of 2007.  The inclusion of the Lodi Gas and Farm & Home operations added $1.1 million and $0.1 million of rental expense in the three months ended March 31, 2008, respectively.

All other costs were $10.5 million in the three months ended March 31, 2008, an increase of $2.7 million compared to $7.8 million in the same period in 2007.  The inclusion of the Lodi Gas and Farm & Home operations added $0.5 million and $1.0 million of other costs, respectively, in the three months ended March 31, 2008.  The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$322,143	$74,671
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Net effect of ESOP charges	965	1,606
Attributable to BGH	2,247	1,207
Total	$324,181	$76,310

Amounts attributable to BGH consist of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Attributable to BGH:
Payroll and benefits	$1,334	$626
Professional fees	583	198
Other	330	383
Total	$2,247	$1,207

Payroll and payroll benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. BGH’s payroll expense also increased by $0.7 million due to an accrual related to executive compensation and charges for BGH GP’s equity incentive plan.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the three months ended March 31, 2008 and 2007 was as follows:

	Other Income (Expense)
	2008	2007
	(In thousands)
Investment income	$614	$300
Interest and debt expense	(18,178)	(13,876)
Total	$(17,564)	$(13,576)

Equity income	$2,055	$1,786

Other income (expense) was a net expense of $17.6 million in the first quarter of 2008, compared to a net expense of $13.6 million during the first quarter of 2007.  Investment income for the three months ended March 31, 2008 was consistent with investment income generated during the three months ended March 31, 2007.

Interest and debt expense was $18.2 million in the three months ended March 31, 2008, an increase of $4.3 million from the three months ended March 31, 2007.  Approximately $4.1 million of the increase was attributable to Buckeye’s $300.0 million in aggregate principal amount of notes due on January 15, 2018 which were issued in January 2008.  The remainder of the increase is due to interest expense on the debt of Farm & Home that remained outstanding after the acquisition.

Equity income increased by $0.3 million in the first quarter of 2008 compared to the first quarter of 2007.  The increase is primarily due to increases in equity income earned from Buckeye’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

LIQUIDITY AND CAPITAL RESOURCES

BGH’s currently has no capital requirements apart from Buckeye’s capital requirements. Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and debt service requirements.

As noted in “Overview” above, BGH’s only cash-generating asset is its partnership interests in Buckeye.  BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements.  Buckeye’s primary sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye’s revolving credit facility and proceeds from the issuance of the LP Units or public debt.

BGH’s principal use of cash is the payment of its operating expenses and distributions to its unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  In the first three months of 2008 and 2007, BGH paid cash distributions of $0.285 per unit on February 29, 2008 and $0.225 per unit on February 28, 2007, respectively.  Total cash distributed to BGH unitholders in the first three months of 2008 was approximately $8.1 million. On April 29, 2008, MainLine Management declared a distribution of $0.30 per unit to be paid on May 30, 2008 to unitholders of record as of May 9, 2008. This distribution is expected to be approximately $8.5 million.

Debt

BGH

BGH is a party to a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”).  See Note 6 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $18.8 million and $20.3 million at March 31, 2008 and December 31, 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. See Note 6 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye Notes

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under Buckeye’s credit facility that were drawn to partially pre-fund the Lodi Gas acquisition.

At March 31, 2008, Buckeye had an aggregate amount of $1,386.8 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013, $275.0 million of Buckeye’s 5.300% Notes due 2014, $150.0 million of Buckeye’s 6.75% Notes due 2033, $125.0 million of Buckeye’s 5.125% Notes due 2017, $300.0 million of Buckeye’s 6.05% Notes due 2018, $140.0 million outstanding under Buckeye’s unsecured revolving credit agreement (the “Credit Facility”) and $96.8 million outstanding under Farm & Home’s working capital facility.

Buckeye Credit Facility

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility.  The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At March 31, 2008, Buckeye’s Funded Debt Ratio was 4.2 to 1.0.

In addition, the Credit Facility contains other covenants including, but not limited to, limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At March 31, 2008, Buckeye was in compliance with the covenants under its Credit Facility.

See Note 6 to the condensed consolidated financial statements for more information about the terms of the Credit Facility.

Farm & Home Line of Credit

Farm & Home is party to a Loan and Security Agreement, dated as of December 16, 2004, as amended, with a syndicate of banks (the “Farm & Home Agreement”). The balance outstanding under the Farm & Home Agreement was approximately $96.8 million at March 31, 2008, all of which was classified as a current liability.  The Farm & Home Agreement requires Farm & Home to maintain a tangible net worth, defined generally as the amount by which Farm & Home’s assets (excluding intangible assets and accumulated other comprehensive income or loss) exceed its liabilities, equal to $33.7 million for the period June 30, 2007 through June 29, 2008 and thereafter equal to prior periods’ required tangible net worth plus 50% of Farm & Home’s net income, if positive, for the fiscal year then ended.  At March 31, 2008, Farm & Home’s tangible net worth was $59.5 million.  Farm & Home also must maintain a ratio of the sum of all indebtedness of Farm & Home to tangible net worth of not greater than 2.50 to 1.00.  At March 31, 2008, Farm & Home’s indebtedness to tangible net worth ratio was 1.63 to 1.00.  In addition, Farm & Home is required to maintain a ratio of pre-tax income to interest expense of not less than 1.25 to 1.00.  At March 31, 2008, Farm & Home’s pre-tax income to interest expense ratio was 1.33 to 1.00.

The Farm & Home Agreement also contains various negative covenants, including covenants restricting Farm & Home’s ability to merge or consolidate with another entity, acquire other businesses, change its legal organization or engage in a business or activities materially different than its existing business.  On April 15, 2008, Farm & Home received a waiver from the lending banks which permitted the sale of the retail operations and released the banks’ liens on the assets of the retail operations.  At March 31, 2008, Farm & Home was in compliance with the covenants under the Farm & Home Agreement.

See Note 6 to the condensed consolidated financial statements for more information about the terms of the Farm & Home Agreement.

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2008 and 2007 were as follows:

	Cash Flow from Operations
	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$5,849	$5,939
Value of ESOP shares released	817	1,148
Depreciation and amortization	11,383	9,707
Non-controlling interest	34,736	30,905
Changes in current assets and current liabilities	5,827	257
Changes in other non-current assets and liabilities	2,347	454
Other	(876)	(237)
Total	$60,083	$48,173

Cash flows from operations were $60.1 million for the first three months of 2008 compared to $48.2 million for the first three months of 2007, an increase of $11.9 million. The primary causes of this increase are the improvement in Buckeye’s net income for the period in 2008 compared to 2007 and favorable fluctuations in working capital.  Cash provided by working capital was $5.8 million in the first three months of 2008 compared to cash provided by working capital of $0.3 million in the first three months of 2007.

In the first three months of 2008, cash provided by working capital resulted primarily from reductions in construction and pipeline relocation receivables of $2.8 million and inventories of $5.0 million and an increase in accounts payable of $1.4 million.  These cash flows were offset by an increase in prepaid and other current assets of $5.1 million.  The decrease in construction and pipeline relocation receivables is due to the timing of construction and pipeline relocation billings at year end.  Inventories decreased due to a decrease of inventory for Farm & Home since its acquisition in February 2008.  The decrease in accounts payable is due to the timing of invoices as compared to year end.  The increase in prepaid and other current assets is due to an increase in the receivable related to activities on Buckeye’s ammonia pipeline.

In the first three months of 2007, cash provided by working capital of $0.3 million resulted primarily from reductions in both trade and construction and pipeline relocation receivables of $13.6 million that were offset primarily by reductions in accounts payable of $11.1 million and in accrued and other current liabilities of $2.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 are as follows:

	Investing Activities
	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Capital expenditures	$(14,792)	$(17,373)
Acquisitions and equity investments	(600,309)	(38,468)
Other	(33)	(72)
Total	$(615,134)	$(55,913)

In the three months ended March 31, 2008, Buckeye expended $443.5 million for Lodi Gas, $142.9 million for Farm & Home, and $13.9 million for terminal acquisition in Niles, Michigan and Ferrysburg, Michigan.  See Note 3 to the condensed consolidated financial statements for a further discussion.

In the three months ended March 31, 2007, Buckeye expended $38.5 million primarily for the acquisition of six terminals and related assets.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Sustaining capital expenditures	$(3,262)	$(7,170)
Expansion and cost reduction	(11,530)	(10,203)
Total	$(14,792)	$(17,373)

Buckeye incurred $3.3 million and $7.2 million of sustaining capital expenditures and $11.5 million and $10.2 million of expansion and cost reduction expenditures in the first three months of 2008 and 2007, respectively. Expansion and cost reduction projects in 2008 include ethanol and butane blending projects as well as the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.  Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements to the pipeline and terminal at the Memphis International Airport.

Buckeye expects to spend approximately $135 million in capital expenditures in 2008, of which approximately $36 million is expected to relate to sustaining capital expenditures and $99 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Kirby Hills Phase II is Buckeye’s most significant expansion project with budgeted expenditures for 2008 of approximately $42 million.

Cash Flows from Financing Activities

During the first three months of 2007, BGH borrowed $0.6 million and repaid $0.6 million under the BGH Credit Agreement.  BGH did not borrow any amounts under the BGH Credit facility in the first three months of 2008.  BGH’s distributions to its unitholders totaled $8.1 million in the first three months of 2008.

On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.79 per LP Unit and offering expenses, were approximately $113.3 million, and were used to reduce amounts outstanding under the Credit Facility.

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under Buckeye’s credit facility that had been drawn to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of this Note.

During the first three months of 2008 and 2007, Buckeye borrowed $278.0 million and $70.0 million under its Credit Facility, respectively, and repaid $138.0 million and $105.0 million, respectively.   Payments on the 3.60% Notes were $1.6 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $37.3 million in the first three months of 2008 compared to $29.8 million in the first three months of 2007.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 6.2 million LP Units in 2007.

OTHER MATTERS

Accounting Pronouncements

See Note 15 to the condensed consolidated financial statements for a description of certain accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for refined petroleum products and natural gas in the United States in general and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (5) competitive pressures from other transportation services or alternative fuel sources; (6) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of Buckeye’s tariff rates; (7) liability for environmental claims; (8) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by vandalism, acts of war or terrorism; (9) construction costs, unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets; (10) availability and cost of insurance on Buckeye’s assets and operations; (11) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (12) expansion in the operations of Buckeye’s competitors; (13) Buckeye’s ability to integrate any acquired operations into its existing operations and to realize anticipated cost savings and other efficiencies; (14) shut-downs or cutbacks at major refineries that use Buckeye’s services; (15) deterioration in Buckeye’s labor relations; (16) regional economic conditions; (17) changes in real property tax assessments; (18) disruptions to the air travel system; (19) interest rate fluctuations and other capital market conditions; (20) availability and cost of insurance on BGH’s and Buckeye’s assets and operations; (21) BGH’s future results of operations; (22) BGH’s liquidity and ability to finance its activities; (23) market conditions in Buckeye’s industry; (24) conflicts of interest between Buckeye, its general partner and BGH; (25) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (26) the impact of governmental legislation and regulation on BGH and Buckeye.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in BGH’s Annual Report on Form 10-K for 2007, including those described in the “Risk Factors” section of that report. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Trading Instruments

Neither BGH nor Buckeye has any trading derivative instruments and neither currently engages in hedging activity with respect to trading instruments.

Market Risk – Other than Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

All derivatives are recognized on the balance sheets at their fair value.  On the date a derivative contract is entered into, Buckeye designates the derivative as (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (“Fair Value Hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”).  Changes in the fair value of a derivative that qualifies as a Fair Value Hedge are recorded in current period earnings along with the related gain or loss on the hedged asset or liability.  Changes in the fair value of a derivative that qualifies as a Cash Flow Hedge are recorded in other comprehensive income (loss) until earnings are affected by the related variability of cash flows.  Changes in the fair values of derivatives that no longer qualify for hedge accounting are immediately recognized in income.

Buckeye is exposed to commodity price risk with respect to purchases and sales of petroleum products, principally in its Energy Services operating segment.  Buckeye uses petroleum derivative contracts to manage the effect of changing market prices on future inventory purchases required to meet future fixed price sales commitments (“Firm Commitments”) and on future sales of products held in inventory (“Spot Inventory”).  All of Buckeye’s petroleum derivative contracts are entered into for hedging purposes; that is, they are specifically matched in volume and maturity with the various sales commitments of the business.  Derivative contracts entered to hedge Firm Commitments are classified as Cash Flow Hedges.  Derivative contracts entered to hedge Spot Inventory positions are classified as Fair Value Hedges. Gains and losses on petroleum derivative contracts are recognized in earnings in the cost of product sales as product is delivered or commitments are performed under fixed price contracts.

As of March 31, 2008, Buckeye had outstanding derivative contracts used to hedge the variability of market prices of petroleum products.  The following table presents unrealized gains on such derivatives as of March 31, 2008:

March 31,
2008
(In thousands)
Petroleum derivatives used as Cash Flow Hedges	$2,839
Petroleum derivatives used as Fair Value Hedges	775
Total	$3,614

Gains or losses on hedges that were ineffective were not material for the quarter ended March 31, 2008.  As of March 31, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond May 2009.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at March 31, 2008, the estimated fair value of portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
		(In thousands)

Fair value assuming no change in underlying commodity prices	Asset	$3,614
Fair value assuming 10% increase in underlying commodity prices	(Liability)	$(1,525)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$8,759

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.30% Notes, the 4.625% Notes, the 6.750% Notes and 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the Farm & Home Agreement). Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility and the Farm & Home Agreement will rise or fall depending on changes in interest rates.

At March 31, 2008, Buckeye had total fixed-rate debt obligations having a face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.30% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.750% Notes and $300.0 million of the 6.05% Notes. At March 31, 2008, Services Company had fixed debt obligations of approximately $18.8 million of its 3.60% ESOP Notes. The aggregate fair value of these fixed obligations at March 31, 2008 was approximately $1,164.7 million.  A 1% decrease in rates for obligations of similar maturities would have increased the aggregate fair value of these obligations by $83.7 million at March 31, 2008.  Buckeye’s variable debt obligation was $140.0 million under the Credit Facility and $96.8 million under the Farm & Home Agreement at March 31, 2008.  Based on the balances outstanding at March 31, 2008, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $2.4 million.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes due 2018 and made a payment of $9.6 million in connection with the termination.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount into interest expense over the term of the loan.  Interest expense increased by $0.2 million for the three months ended March 31, 2008 as a result of the amortization of the termination payment.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million.  In accordance SFAS No. 133, Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of Buckeye’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The management of MainLine Management, with the participation of its Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that MainLine Management’s disclosure controls and procedures for BGH as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by MainLine Management in reports filed on behalf of BGH under the Securities Exchange Act of 1934 is

(i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since Buckeye acquired Lodi Gas and Farm & Home in the first quarter, management’s ability to effectively apply its disclosure controls and procedures to Lodi Gas and Farm & Home is inherently limited by the short period of time that management has had to evaluate their operations since their respective acquisitions.

(b)       Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, Buckeye acquired Lodi Gas and Farm & Home in the first quarter of 2008.  Management has begun the process of assessing internal control over financial reporting for these two acquisitions.  Buckeye is still in the preliminary stages of this assessment for Lodi Gas and Farm & Home. No change in MainLine Management’s internal control over financial reporting for BGH occurred during the most recent fiscal quarter with respect to BGH’s operations excluding Lodi Gas and Farm & Home that has materially affected, or is reasonably likely to materially affect, management’ s internal control over financial reporting for BGH.

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

Item 6. Exhibits

(a)     Exhibits

10.1  Fifth Supplemental Indenture, dated January 11, 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank) (incorporated by reference to Exhibit 4.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 11, 2008).

10.2  Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 28, 2008).

10.3  Amended and Restated Loan and Security Agreement, dated as of December 16, 2004, among Farm & Home Oil Company, Univest National Bank and Trust Co., Wachovia Bank, National Association, and the Lenders named therein, as amended by the First Amendment, dated January 10, 2005, the Second Amendment, dated July 13, 2005, the Third Amendment, dated August 19, 2005, the Fourth Amendment, dated December 7, 2005, the Fifth Amendment, dated December 22, 2006 and the Sixth Amendment, dated November 20, 2007 (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 8, 2008).

10.4  Seventh Amendment, dated February 8, 2008, between Farm & Home Oil Company and Univest National Bank and Trust Co. to the Amended and Restated Loan and Security Agreement, dated December 16, 2004, as amended (incorporated by reference to Exhibit 10.2 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 8, 2008).

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

BUCKEYE GP HOLDINGS L.P.
(Registrant)

By: MainLine Management LLC
as General Partner

Date: May 12, 2008	By:	/s/ VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer