Form 10-Q
period 2008-06-30
Buckeye GP Holdings L.P.
filed 2008-08-06
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of July 24, 2008, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$346,436	$1,035	$587,482	$5,950
Transportation and other	146,112	123,916	285,342	243,945
Total revenue	492,548	124,951	872,824	249,895

Costs and expenses:
Cost of product sales	341,591	1,032	578,203	5,876
Operating expenses	69,991	62,577	136,282	118,032
Depreciation and amortization	12,342	10,001	23,725	19,708
General and administrative	11,638	7,127	21,534	13,431
Total costs and expenses	435,562	80,737	759,744	157,047

Operating income	56,986	44,214	113,080	92,848

Other income (expense):
Investment income	237	334	851	634
Interest and debt expense	(18,270)	(13,104)	(36,448)	(26,980)

Total other (expense)	(18,033)	(12,770)	(35,597)	(26,346)

Income before equity income and non-controlling interest expense	38,953	31,444	77,483	66,502

Equity income	1,344	2,258	3,399	4,044
Non-controlling interest expense	(34,980)	(29,571)	(69,716)	(60,476)

Net income	$5,317	$4,131	$11,166	$10,070

Net income per partnership unit:
Basic	$0.19	$0.15	$0.39	$0.36
Diluted	$0.19	$0.15	$0.39	$0.36

Weighted average number of units outstanding:
Basic	28,300	28,073	28,300	27,983
Diluted	28,300	28,300	28,300	28,300

See Notes to condensed consolidated financial statements.

 Buckeye GP Holdings L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$45,572	$94,486
Trade receivables	100,879	47,598
Construction and pipeline relocation receivables	12,776	12,571
Inventories	127,985	15,149
Prepaid and other current assets	69,757	32,708
Total current assets	356,969	202,512

Property, plant and equipment, net	2,149,704	1,806,720

Goodwill	449,717	234,603
Other non-current assets	115,528	110,491
Total assets	$3,071,918	$2,354,326

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$72,718	$—
Current portion of long-term debt	6,349	6,289
Accounts payable	59,891	20,368
Accrued and other current liabilities	126,360	78,902
Total current liabilities	265,318	105,559

Long-term debt	1,315,167	863,174
Other non-current liabilities	87,589	81,120
Non-controlling interest	1,169,997	1,066,143
Total liabilities	2,838,071	2,115,996

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner- Common Units	7	7
Limited Partners- Common Units	228,323	232,928
Management Units	3,066	3,156
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	2,451	2,239
Total partners’ capital	233,847	238,330
Total liabilities and partners’ capital	$3,071,918	$2,354,326

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,166	$10,070
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense for unit-based compensation	695	1,179
Value of ESOP shares released	1,671	2,355
Depreciation and amortization	23,725	19,708
Non-controlling interest expense	69,716	60,476
Equity earnings from equity investments of Buckeye Partners, L.P.	(3,399)	(4,044)
Distributions from equity investments of Buckeye Partners, L.P.	2,306	3,589
Amortization of debt discount and option grants	820	247
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	14,059	8,372
Construction and pipeline relocation receivables	(205)	236
Inventories	(19,505)	227
Prepaid and other current assets	(30,394)	1,828
Accounts payables	8,431	(4,770)
Accrued and other current liabilities	27,955	3,393
Other non-current assets	(95)	2,727
Other non-current liabilities	1,533	(1,882)
Total adjustments from operating activities	97,313	93,641
Net cash provided by continuing operations	108,479	103,711
Net cash provided by discontinued operations	572	—
Net cash provided by continuing and discontinued operations	109,051	103,711

Cash flows from investing activities:
Capital expenditures	(32,501)	(36,966)
Acquisitions and equity investments	(610,616)	(39,320)
Net expenditures for disposal of property, plant and equipment	(103)	(167)
Proceeds from sale of discontinued operations	52,584	—
Net cash used in investing activities	(590,636)	(76,453)

Cash flows from financing activities:
Debt issuance costs	(1,886)	—
Net proceeds from issuance of Buckeye LP Units	113,148	82,171
Proceeds from exercise of Buckeye Partners, L.P. unit options	278	1,895
Distributions to non-controlling partners of Buckeye Partners, L.P.	(77,338)	(61,302)
Proceeds from issuance of long-term debt and borrowings under credit facilities	611,050	86,300
Repayment of long-term debt	(186,387)	(119,331)
Settlement of hedge	(9,638)	—
Distributions to Limited Partners	(16,556)	(13,160)
Net cash provided by (used in) financing activities	432,671	(23,427)

Net (decrease) increase in cash and cash equivalents	(48,914)	3,831
Cash and cash equivalents —Beginning of year	94,486	20,220
Cash and cash equivalents—End of period	$45,572	$24,051

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$26,942	$26,117
Capitalized interest	$620	$902
Cash paid during the period for income tax	$531	$587

Non-cash changes in assets and liabilities:
Equity gains on issuance of Buckeye LP Units	$212	$235
Hedge accounting	$6,751	$(118)

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

				Equity
	General	Limited		Gains on
	Partner	Partners		Issuance of
	Common	Common	Management	Buckeye LP
	Units	Units	Units	Units	Total
Partners’ capital- January 1, 2008	$7	$232,928	$3,156	$2,239	$238,330
Net income*		10,957	209		11,166
Distributions to Limited Partner - Common Units		(16,246)	(310)		(16,556)
Recognition of unit-based compensation charges		684	11		695
Equity gains on issuance of Buckeye LP Units				212	212

Partners’ capital- June 30, 2008	$7	$228,323	$3,066	$2,451	$233,847

* Comprehensive income equals net income.

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is also a publicly traded (NYSE: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware.  BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of senior management and approximately 37% by the public.  BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), Lehman Brothers Holdings Inc. (“Lehman Brothers”), and certain members of senior management of Buckeye GP.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH GP.

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of Buckeye and its subsidiaries.  At June 30, 2008, Buckeye GP owned an approximate 0.5% general partner interest in Buckeye.

Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 17 states, and operates an approximate 2,200 miles of pipeline under agreements with major oil and chemical companies. Buckeye also owns 63 refined petroleum products terminals with aggregate storage capacity of approximately 22.9 million barrels in 13 states.

On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. (“Lodi Gas”).  Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 for a further discussion).

On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC (“Farm & Home”).  Farm & Home sells refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 for a further discussion).

The majority of the employees who provide services to BGH, Buckeye and its subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Services Company is reimbursed by BGH or Buckeye’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for Buckeye GP with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP.  Buckeye is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 4.5% of the publicly traded limited partner units of Buckeye (the “LP Units”) at June 30, 2008.

With the acquisitions of Lodi Gas and Farm & Home, BGH determined that it had two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, BGH conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 14 for a more detailed discussion of BGH’s operating segments.

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

BGH has determined that Services Company is a variable interest entity under the provisions of FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”). Using criteria established in FIN No. 46R, BGH has determined that Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP. Accordingly, as required by FIN No. 46R, Services Company has been consolidated in the financial statements of BGH.

BGH’s condensed consolidated balance sheet includes a non-controlling interest liability that reflects the portion of Buckeye owned by its partners other than BGH and Services Company.  Similarly, BGH’s condensed consolidated income statements include non-controlling interest expense that reflects the portion of the earnings due to Buckeye’s partners other than BGH and Services Company.

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2007 is derived from audited financial statements, include all adjustments necessary to present fairly BGH’s financial position as of June 30, 2008, along with the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain prior year amounts for product sales and the cost of product sales have been reclassified in the statements of income to conform to the current-year presentation.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $2.7 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively, related to environmental contingencies unrelated to claims and proceedings.

3.               BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. The cost of Lodi Gas was approximately $442.3 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Working capital adjustments and fees	2,306

Total purchase price	$442,306

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II.  Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s operations into a new geographic area and a new commodity type, and will provide Buckeye a platform for growth in the natural gas storage industry.

Buckeye has determined that the acquisition represented a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”).   The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

January 18,
2008
Current assets	$7,519
Property, plant and equipment	276,879
Goodwill	170,005
Current liabilities	(10,274)
Other liabilities	(1,823)

Allocated purchase price	$442,306

Buckeye is in the process of finalizing the purchase price allocation based on the valuations of plant, property and equipment and goodwill.  The final purchase price allocation will likely adjust the preliminary amounts shown above.  Such changes may be material.  As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for approximately $146.0 million.  On April 15, 2008, Buckeye completed the sale of the retail operations of Farm & Home to a wholly owned subsidiary of Inergy, L.P. for approximately $52.6 million. The retail assets sold consisted primarily of property, plant and equipment as well as inventory and receivables.  Buckeye recorded no gain or loss on the sale of Farm & Home’s retail operations.  The retail operations of Farm & Home were not an integral part of Buckeye’s core operations and strategy, and the related retail assets and liabilities were determined to be discontinued operations on the date of Buckeye’s acquisition of Farm & Home because Buckeye decided to dispose of them as of that date.  Revenues from discontinued operations for the period February 8, 2008 to April 15, 2008 were approximately $19.0 million.

Buckeye acquired Farm & Home because Buckeye’s management believes that the wholesale distribution operations of Farm & Home represent an attractive opportunity to further Buckeye’s strategy of improving overall profitability by increasing the utilization of Buckeye’s existing pipeline and terminal system infrastructure by marketing refined petroleum products in areas served by that infrastructure.  Buckeye has determined that the acquisition represented a business combination under the provisions of SFAS No. 141.  The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.  The purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

February 8,
2008
Cash	$2,816
Trade receivables	67,340
Inventory	91,654
Prepaid and other current assets	9,746
Property, plant and equipment	29,660
Goodwill	45,109
Other non-current assets	1,844
Assets held for sale	51,750
Debt	(100,000)
Accounts payable	(31,097)
Accrued expenses	(22,833)

Allocated purchase price	$145,989

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above.  Such changes may be material.  The final allocation may include amounts related to identifiable intangible assets such as trade names, customer relationships and covenants not-to-compete.  As discussed above, the operations of Farm & Home that were retained by Buckeye are reported in a new operating segment called Energy Services.

Proforma Unaudited Financial Results

The following unaudited summarized pro forma consolidated income statement information for the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007 assumes that the acquisitions of Lodi Gas and Farm & Home had occurred as of the beginning of the periods presented.  The pro forma presentation below assumes that equity offerings by Buckeye that were used in part to fund the acquisition of Lodi Gas occurred effective January 1, 2007.  In the 2008 pro forma presentation, approximately $2.6 million of disposition-related expenses incurred by Lodi Gas in the period from January 1, 2008 to January 17, 2008 (prior to Buckeye’s ownership) have been excluded because the inclusion of these expenses would have distorted the financial results.  For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if Buckeye had completed these acquisitions as of the beginning of the periods presented or the results that will be attained in the future (in thousands, except per unit amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2008	2007
Revenues:
As reported	$124,951	$872,824	$249,895
Pro forma adjustments	257,277	174,724	574,403

Pro forma revenue	$382,228	$1,047,548	$824,298

Net Income:
As reported	$4,131	$11,166	$10,070
Pro forma adjustments	1,187	(365)	2,031

Pro forma net income	$5,318	$10,801	$12,101

Pro forma net income per common unit:
Basic	$0.19	$0.38	$0.43
Diluted	$0.19	$0.38	$0.43

Pro forma weighted average number of units outstanding:
Basic	28,073	28,300	27,983
Diluted	28,300	28,300	28,300

Other Acquisitions

On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a 50% ownership interest in a refined petroleum products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  Buckeye determined that the acquisition of the Niles, Michigan terminal and the 50% interest in the Ferrysburg, Michigan terminal should be accounted for as acquisitions of assets rather than an acquisition of a business as defined in SFAS No. 141.  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment as follows (in thousands):

February 19,
2008
Land	$1,119
Buildings	2,233
Machinery, equipment, and office furnishings	10,502
Total	$13,854

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above.  Such changes may be material.

Effective May 1, 2008, Buckeye purchased the remaining 50% member interest in Wespac Pipe Lines - San Diego LLC from Kealine LLC not already owned by Buckeye for $9.3 million.  Buckeye is in the process of allocating the cost of the acquisition to the various tangible assets acquired, principally property, plant and equipment.

On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million.  Buckeye determined that the acquisition of the Wethersfield, Connecticut terminal should be accounted for as an acquisition of assets rather than an acquisition of a business as defined in SFAS

No. 141.  Accordingly, Buckeye is in the process of allocating the cost of the acquisition to the various tangible assets acquired, principally property, plant and equipment.

4.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$2,599	$7,456
Insurance receivables	7,378	7,707
Ammonia receivable	29,162	7,505
Derivative Asset	9,943	—
Other	20,675	10,040
Total	$69,757	$32,708

5.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$15,341	$8,026
Accrued employee benefit liability	2,183	2,183
Environmental liabilities	9,005	8,023
Interest	25,333	16,485
Retainage	1,862	1,572
Payable for ammonia purchase	12,207	6,988
Compensation and vacation	10,260	11,939
Hedge liability	11,855	7,187
Unearned revenue	10,678	1,439
Margin deposits	4,894	—
Other	22,742	15,060
Total	$126,360	$78,902

6. DEBT AND CREDIT FACILITIES

Long - term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
BGH:
Revolving Line of Credit	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	17,561	20,804
Retirement premium	(377)	(518)
Buckeye:
4.625% Notes due July 15, 2013*	300,000	300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	—
Borrowings under Revolving Credit Facility	157,000	—
Total	1,324,184	870,286
Other, including unamortized discounts and fair value hedges (1)	(2,668)	(823)
Subtotal	1,321,516	869,463
Less: current maturities	(6,349)	(6,289)
Total long-term debt	$1,315,167	$863,174

*Buckeye makes semi-annual interest payments on these notes with the principal balances outstanding to be paid on or before the due dates as shown above.

(1) The June 30, 2008 and December 31, 2007 amounts include $1.2 million and $1.3 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($3.8) million and ($2.1) million, respectively, in unamortized discounts.

The fair value of debt was estimated to be $1,363.1 million at June 30, 2008 and $848.8 million at December 31, 2007.  The value of the consolidated debt was calculated using interest rates currently available to BGH, Buckeye, and Services Company for the issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

BGH

BGH is party to a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.   Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Official Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH.  BGH did not have amounts outstanding under the BGH Credit Agreement at June 30, 2008 and December 31, 2007.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At June 30, 2008, BGH’s funded debt coverage ratio was 4.59 to 1.00.

The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of BGH and its Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets.  At June 30, 2008, BGH was not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $17.2 million and $20.3 million at June 30, 2008 and December 31, 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At June 30, 2008, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Buckeye Note

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 7 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten year term of the 6.05% Notes.

Buckeye Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At June 30, 2008, Buckeye had $157.0 million in borrowings outstanding under the Credit Facility.  At December 31, 2007, Buckeye did not have any amounts outstanding under the Credit Facility.  At June 30, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt.  At June 30, 2008, Buckeye’s Funded Debt Ratio was 4.28 to 1.00.  As provided for in the Credit Facility, the entire balance of Farm & Home’s line of credit, or $72.7 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At June 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility which permits Farm & Home and its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), to incur up to $250.0 million of secured indebtedness related to working capital financing.  The Credit Facility, as amended, also permits these subsidiaries to (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels.  Finally, the amendment states that the lesser of the amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by these subsidiaries at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio as discussed above.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES (the “Borrowers”) entered into a Credit Agreement, which was subsequently amended on July 18, 2008 (the “BES Credit Agreement”). The BES Credit Agreement, as amended, is with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and, the lenders named therein.  The BES Credit Agreement, as amended, provides for borrowings of up to $160.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.  Under the BES Credit Agreement, borrowings accrue interest at the Borrowers’ election at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as defined in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of the Borrowers, including their inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The BES Credit Agreement replaces the credit agreement that Buckeye had assumed upon the acquisition of Farm & Home.

The balance outstanding under the BES Credit Agreement was approximately $72.7 million at June 30, 2008, all of which was classified as a current liability.  The BES Credit Agreement requires the Borrowers to meet certain financial covenants, which are summarized below:

	Minimum	Minimum	Maximum
Maximum	Consolidated Tangible	Consolidated Net	Consolidated
Sub-Limit	Net Worth	Working Capital	Leverage Ratio
Above $150,000,000 up to $200,000,000	$50,000,000	$40,000,000	7.0 to 1.0
Above $200,000,000 up to $250,000,000	60,000,000	50,000,000	7.0 to 1.0

At June 30, 2008, the Borrowers’ Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $85.9 million and $51.1 million, respectively, and the Maximum Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.53 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting the Borrowers’ ability to incur additional indebtedness, to create or incur certain liens on property, to consolidate, merge or transfer assets, to make dividends or distributions, to dispose of property, to make investments, to modify their risk management policy, or to engage in business activities materially different from those presently conducted.  At June 30, 2008, the Borrowers were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

7.  DERIVATIVES

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its petroleum product inventories and its fixed price sales contracts. The derivative contracts used to hedge petroleum product inventories are classified as fair value hedges.  Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset.  Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed price sales contracts. Therefore, its fixed price sales contracts and the related futures contracts used to offset those sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of June 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

June 30,
2008
(In thousands)
Asset:
Futures contracts	$9,943

Total	$9,943

Liabilities:
Fixed price sales contracts	$(10,568)
Inventory hedges	(1,287)

Total	$(11,855)

Substantially all of the liability noted above for unrealized losses of $1.3 million related to inventory hedges will be realized in the third quarter of 2008 as the related inventory is sold.  Gains recorded in the second quarter on inventory hedges that were ineffective were approximately $0.2 million.  As of June 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Finance Derivatives

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as a result of the amortization of the termination payment.

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

•       Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:  Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of BGH’s assets and liabilities that are subject to SFAS No. 157 as of June 30, 2008:

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Futures contracts	$9,943	$—	$—
Asset held in trust	3,609	—	—

Liabilities:
Fixed price sales contracts	—	(10,568)	—
Inventory hedges	(1,287)	—	—
Total	$12,265	$(10,568)	$—

The value of the Level 1 futures contracts and the inventory hedges noted above were based on quoted market prices obtained from the New York Mercantile Exchange.  The value of the Level 1 asset held in trust was obtained from quoted prices from brokers.  The value of the Level 2 fixed price sales contract liability was based on observable market data related to the obligation to provide petroleum products.

9.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic:
Average common units outstanding	27,770	27,215	27,770	27,077
Average management units outstanding	530	858	530	906

Average units for basic	28,300	28,073	28,300	27,983

Diluted:
Units used for basic calculation	28,300	28,073	28,300	27,983
Dilutive effect of additional management units	—	227	—	317

Average units for diluted	28,300	28,300	28,300	28,300

10. CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On July 29, 2008, MainLine Management declared a quarterly cash distribution of $0.31 per unit payable on August 29, 2008, to unitholders of record on August 8, 2008.  The total cash distribution to BGH unitholders will be approximately $8.8 million.

11. UNIT-BASED COMPENSATION

BGH GP Override Units

Effective on June 25, 2007, BGH GP instituted an equity incentive plan for certain members of senior management of BGH GP and BGH.  This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH) referred to as “Override Units”.  BGH determined that, under the requirements of  provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), BGH is required to reflect, as a compensation charge and corresponding contribution to common unitholders’ equity, the fair value of this compensation.  BGH GP determined that the estimated fair value of such compensation for the three and six months ended June 30, 2008 was $0.4 million and $0.7 million, respectively, and has recorded such amounts as compensation expense and a capital contribution.  BGH is not a party to this plan and has no liabilities with respect to it.

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

The following is a summary of the activity of the Override Units as of June 30, 2008 (in thousands except per unit amounts):

	Override Units			Total Number of
	Value A Units	Value B Units	Operating Units	Units Awarded
Available for grant at January 1, 2008	744	744	744	2,232
Granted*	(298)	(298)	(298)	(894)
Vested	—	—	—	—
Forfeited or cancelled	—	—	—	—
Available for grant at June 30, 2008	446	446	446	1,338

	Compensation Cost for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of outstanding grants	$3,521	$2,081	$5,608	$11,210
Less: Expense recorded from plan inception to June 30, 2008	—	—	(1,286)	(1,286)
Potential future compensation costs at June 30, 2008	$3,521	$2,081	$4,322	$9,924

	Value A	Value B	Operating
*2008 Wtd Avg Fair Value per unit	$2.22	$1.56	$2.97

The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R.  The Monte Carlo simulation estimates the future equity value from the time of the initial valuation date of June 25, 2007 to the exit event. The assumptions used to value the 2008 unit awards were as follow:

•	Current Equity Value of $10.00 per unit or total equity of approximately $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH GP;

•	Expected Life of 5.0 years based on the historical average holding period for similar investments;

•	Risk Free Rate of 3.14% based on the US constant maturity treasury rate for a term corresponding to the expected life of 5.0 years;

•

Volatility of 36%. Since BGH GP’s primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.0 year equity volatility of other firms in the same industry as Buckeye; and

•	Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

Compensation expense related to the Operating Units of approximately $1.4 million per year will be recognized in 2008, 2009 and 2010.  The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above.  Accordingly, no compensation expense for the Value A and Value B Units will be recorded until an exit event occurs.

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

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS No. 123R.  Generally, unit-based compensation expense recognized in the first six months of 2008 and 2007 is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in earnings for the three and six months ended June 30, 2008 and 2007 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

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

Coincident with BGH’s initial public offering on August 9, 2006, the equity interests of MainLine were exchanged for the equity interests of BGH.  The Class B Units of MainLine were exchanged for 1,362,000 Management Units of BGH.  Pursuant to the terms of the exchange, 70%, or 953,400 Management Units, became vested immediately upon their exchange, and the remaining 30%, or 408,600 Management Units, were expected to vest over a three year period. However, coincident with the sale of Carlyle/Riverstone BPL Holdings II, L.P.’s interests in BGH to BGH GP in June of 2007, all the remaining unvested Management Units became vested and were expensed.  There are no additional Management Units available for issue.  In the three and six months ended June 30, 2007, BGH expensed approximately $1.0 million and $1.1 million, respectively, related to the Management Units.

12. RELATED PARTY TRANSACTIONS

Lehman Brothers, which owns an interest in BGH GP, and its affiliates have provided, directly or indirectly, investment and commercial banking and financial advisory services to Buckeye for which they received customary fees and commissions.  An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility.  Lehman Brothers acted as Buckeye’s financial advisor in connection with the Lodi Gas and Farm & Home acquisitions.  Also, an affiliate of Lehman Brothers is a customer of Lodi Gas.

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

Services Company and Buckeye are considered related parties of BGH.  As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.

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

For the three months ended June 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended June 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands )
Components of net periodic benefit cost:
Service cost	$352	$248	$233	$100
Interest cost	478	252	694	508
Expected return on plan assets	(468)	(205)	—	—
Amortization of prior service benefit	(218)	(114)	(1,124)	(860)
Amortization of unrecognized losses	155	144	410	381
Net periodic benefit costs	$299	$325	$213	$129

For the six months ended June 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Six Months Ended June 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands )
Components of net periodic benefit cost:
Service cost	$705	$495	$465	$200
Interest cost	956	505	1,387	1,016
Expected return on plan assets	(936)	(410)	—	—
Amortization of prior service benefit	(436)	(227)	(2,248)	(1,719)
Amortization of unrecognized losses	311	287	821	762
Net periodic benefit costs	$600	$650	$425	$259

A minimum funding contribution is not required to be made to the RIGP during 2008.  However, Buckeye has contributed $0.6 million to the RIGP voluntarily in 2008.

14.  SEGMENT INFORMATION

With the acquisitions of Lodi Gas and Farm & Home, BGH determined that it has two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, BGH conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations. BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 17 states. This segment also has three refined petroleum products terminals with aggregate storage capacity of approximately 0.5 million barrels in three states.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has 55 refined petroleum products terminals with aggregate storage capacity of approximately 21.4 million barrels in ten states.

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services through the two natural gas storage facilities near Lodi, California that are owned and operated by Lodi Gas.  Together, these facilities provide approximately 22 bcf of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. The segment has approximately twenty-five customers.

The Natural Gas Storage segment’s revenues consist of lease revenues and hub services revenues.  Lease revenues consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement.  Hub service revenues consist of a variety of other storage services under interruptible storage agreements. These principally include park and loan transactions.  Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer.  Park revenues are recognized ratably over the term of the agreement.  Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loan revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment sells refined petroleum products on a wholesale basis principally in eastern and central Pennsylvania. The segment records revenues after products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment has approximately one thousand customers which consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,200 miles of third-party pipeline systems, which are owned primarily by major oil and chemical companies and are located primarily in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$98,887	$92,427	$195,277	$186,178
Terminalling and Storage	27,114	23,948	54,746	47,536
Natural Gas Storage	15,186	—	26,650	—
Energy Services	347,768	—	582,315	—
Other Operations	10,757	8,576	21,626	16,181
Intersegment	(7,164)	—	(7,790)	—
Total	$492,548	$124,951	$872,824	$249,895

Operating income:
Pipeline Operations	$38,037	$33,923	$73,567	$70,913
Terminalling and Storage	9,910	8,136	22,495	17,760
Natural Gas Storage	7,638	—	12,382	—
Energy Services	(313)	—	1,343	—
Other Operations	1,714	2,155	3,293	4,175
Total	$56,986	$44,214	$113,080	$92,848

Depreciation and amortization:
Pipeline Operations	$8,587	$8,220	$17,010	$16,207
Terminalling and Storage	1,390	1,434	2,745	2,739
Natural Gas Storage	1,561	—	2,515	—
Energy Services	407	—	671	—
Other Operations	397	347	784	762
Total	$12,342	$10,001	$23,725	$19,708

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Capital expenditures:
Pipeline Operations	$13,844	$29,375
Terminalling and Storage	7,217	6,075
Natural Gas Storage	10,020	—
Energy Services	1,420	—
Other Operations	—	1,516
Total	$32,501	$36,966

Acquisitions:
Pipeline Operations	$9,264	$860
Terminalling and Storage	19,461	38,460
Natural Gas Storage	438,765	—
Energy Services	143,126	—
Total	$610,616	$39,320

	Assets		Goodwill
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
	(In thousands)
Assets:
Pipeline Operations*	$1,625,159	$1,673,744	$198,632	$198,632
Terminalling and Storage	397,321	385,446	22,789	22,789
Natural Gas Storage	466,091	—	170,005	—
Energy Services	267,675	—	45,109	—
Other Operations	91,274	74,462	13,182	13,182
Consolidated- level	224,398	220,674	—	—
Total	$3,071,918	$2,354,326	$449,717	$234,603

* All equity investments are included in the assets of Pipeline Operations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarified the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.

On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  BGH adopted the non-delayed portion of SFAS No. 157 on January 1, 2008.  See Note 8 for a further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.   SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  Effective on January 1, 2008, BGH adopted SFAS No. 159 and elected not to apply the fair value option under this standard.  As a result, SFAS No. 159 did not have an impact on BGH’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  BGH currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 141 (R) requires an acquiring entity in a business combination to (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.  BGH currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years beginning after November 15, 2008.   SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  BGH currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

16. SUBSEQUENT EVENTS

On July 16, 2008, Buckeye entered into a definitive agreement to purchase an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC.  The purchase price for the terminal will be $45.0 million, with an additional $1.5 million payable if LogiBio Albany Terminal, LLC is successful in modifying certain long term contractual commitments related to the terminal and another $1.5 million payable if the terminal operations meet certain performance goals over the next three years.  The terminal has an active storage capacity of 1.8 million barrels.  The transaction is subject to customary closing conditions.  Buckeye expects to complete the purchase of the terminal in late August 2008.  This terminal will be reported in the Terminalling and Storage segment.

On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, BES, with BES continuing as the surviving entity.  This merger will not impact the operations of the Energy Services segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of BGH’s liquidity and capital resources and other related matters.  The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) BGH’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in BGH’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The incentive distribution rights noted above entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units (each, a “unitholder”) when target distribution levels for each quarter are exceeded. The 2,573,146 LP Units originally issued to Buckeye’s Employee Stock Ownership Plan (“ESOP”) are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP Unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP Unit.

BGH’s earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s unitholders. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate earnings and cash flows beyond its working capital requirements.

The following table summarizes BGH’s cash received for the three and six months ended June 30, 2008 and 2007 as a result of its partnership interests in Buckeye:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Incentive distributions from Buckeye	$9,731	$7,338	$18,657	$14,141
Distributions from the ownership of 243,914 of Buckeye’s GP Units	207	195	412	387
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	224	237	349	618
Distributions from the ownership of 80,000 of Buckeye’s LP Units	68	64	135	127
	$10,230	$7,834	$19,553	$15,273

Buckeye Partners, L.P.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. Buckeye owns and operates approximately 5,400 miles of pipeline and 63 active refined petroleum products terminals, with aggregate storage capacity of approximately 22.9 million barrels. In addition, Buckeye operates and maintains approximately 2,200 miles of other pipelines under agreements with major oil and chemical companies. Through recent acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates two major natural gas storage facilities in northern California and markets refined petroleum products in certain areas served by Buckeye’s pipelines and terminals.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Lodi Gas acquisition has allowed Buckeye to expand its operations on the West Coast substantially.  Lodi Gas’s revenues are generated by fee-based storage contracts, the majority of which are comprised of firm storage agreements for specified levels of injection and withdrawal service.  Additional revenues are earned through interruptible services, called hub services, for which Lodi Gas earns fees for storing a customer’s gas or loaning gas to a customer on an interruptible basis around Lodi Gas’s firm storage commitments. Lodi Gas does not take title to the natural gas that it stores.

Farm & Home sells refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Farm & Home acquisition will help to advance Buckeye’s strategy of building a marketing business in areas served by Buckeye’s existing logistics assets.  On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC, with Buckeye Energy Services LLC continuing as the surviving entity.

Buckeye’s pipeline and terminal customers are U.S.-based major integrated oil companies, large refined petroleum products marketing companies, major end users of petroleum products, and chemical and utility companies.  Lodi Gas’s customers are major natural gas utility companies and natural gas marketing and distribution companies.  Farm & Home’s wholesale customers are primarily product wholesalers and major commercial users of refined petroleum products.

With the acquisitions of Lodi Gas and Farm & Home, BGH determined that it had two additional reportable segments, Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, BGH conducted business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 14 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

Pending Acquisition

On July 16, 2008, Buckeye entered into a definitive agreement to purchase an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC.  The purchase price for the terminal will be $45.0 million, with an additional $1.5 million payable if LogiBio Albany Terminal, LLC is successful in modifying certain long term contractual commitments related to the terminal and another $1.5 million payable if the terminal operations meet certain performance goals over the next three years.  The terminal has an active storage capacity of 1.8 million barrels.  The transaction is subject to customary closing conditions.  This terminal will be reported in the Terminalling and Storage segment.  Buckeye expects to complete the purchase of the terminal in late August 2008 and fund the purchase with available cash and borrowings under Buckeye’s revolving credit agreement described under “Liquidity and Capital Resources” as discussed below.

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

•                  Elimination of Intercompany Transactions—Intercompany obligations and payments among Buckeye and its consolidated subsidiaries, BGH, and Services Company are reflected in Buckeye’s consolidated financial statements but are eliminated in BGH’s consolidated financial statements.

Summary operating results for BGH were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$492,548	$124,951	$872,824	$249,895
Costs and expenses	435,562	80,737	759,744	157,047

Operating income	56,986	44,214	113,080	92,848
Other (expenses)	(18,033)	(12,770)	(35,597)	(26,346)
Income before equity income and non-controlling interest	38,953	31,444	77,483	66,502

Equity income	1,344	2,258	3,399	4,044
Non-controlling interest expense	(34,980)	(29,571)	(69,716)	(60,476)

Net income	$5,317	$4,131	$11,166	$10,070

Revenues, operating income, total costs and expenses, and depreciation and amortization by operating segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$98,887	$92,427	$195,277	$186,178
Terminalling and Storage	27,114	23,948	54,746	47,536
Natural Gas Storage	15,186	—	26,650	—
Energy Services	347,768	—	582,315	—
Other Operations	10,757	8,576	21,626	16,181
Intersegment	(7,164)	—	(7,790)	—
Total	$492,548	$124,951	$872,824	$249,895

Operating income:
Pipeline Operations	$38,037	$33,923	$73,567	$70,913
Terminalling and Storage	9,910	8,136	22,495	17,760
Natural Gas Storage	7,638	—	12,382	—
Energy Services	(313)	—	1,343	—
Other Operations	1,714	2,155	3,293	4,175
Total	$56,986	$44,214	$113,080	$92,848

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$60,850	$58,504	$121,710	$115,265
Terminalling and Storage	17,204	15,812	32,251	29,776
Natural Gas Storage	7,548	—	14,268	—
Energy Services	348,081	—	580,972	—
Other Operations	9,043	6,421	18,333	12,006
Intersegment	(7,164)	—	(7,790)	—
Total	$435,562	$80,737	$759,744	$157,047

Depreciation and amortization:
Pipeline Operations	$8,587	$8,220	$17,010	$16,207
Terminalling and Storage	1,390	1,434	2,745	2,739
Natural Gas Storage	1,561	—	2,515	—
Energy Services	407	—	671	—
Other Operations	397	347	784	762
Total	$12,342	$10,001	$23,725	$19,708

Second Quarter of 2008 compared to Second Quarter of 2007

Total revenues for the quarter ended June 30, 2008 were $492.5 million, approximately $367.5 million greater than revenue of $125.0 million for the same period in 2007.  Of the $367.5 million increase in revenue in the second quarter of 2008, $15.2 million resulted from the addition of Lodi Gas’s operations and $347.8 million resulted from the addition of Farm & Home’s operations.  The results of Lodi Gas and Farm & Home are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $4.5 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations were $98.9 million in the second quarter of 2008 compared to $92.4 million in the second quarter of 2007, an increase of $6.5 million.  This increase was primarily the result of:

•                  Base transportation revenues increasing by $5.3 million in the second quarter of 2008 as compared to the same period in 2007 primarily as a result of tariff increases implemented on July 1, 2007 and May 1, 2008.  The benefit of the tariff increases was offset by reduced product volumes in the second quarter of 2008.  Management believes the reduced volumes in the second quarter of 2008 were caused primarily by reduced demand for gasoline and distillate resulting from higher retail gasoline and distillate prices, as well as the continued introduction of ethanol into retail gasoline products.  Total product volumes declined by 2.6% in the second quarter of 2008 compared to the second quarter of 2007; and

•                  A net increase in incidental revenues of $3.1 million principally related to a product supply arrangement that was offset by a reduction in revenue of $1.9 million principally related to the completion of contract services activities at customer facilities connected to Buckeye’s refined products pipelines.

During 2007, Buckeye experienced measurement shortages in connection with its pipeline product deliveries in excess of historical variances.  Based upon an investigation of these measurement issues, certain corrective actions have been taken.  Buckeye believes the measurement issues have, to a large extent, been isolated and corrected, although continuing monitoring and evaluation of product measurement issues will be required.  Net pipeline overages and shortages were not material in the second quarter of 2008.

Product volumes transported in Pipeline Operations for the quarter ended June 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
Product	2008	2007
Gasoline	698,800	743,000
Distillate	279,400	291,100
Jet Fuel	371,900	363,400
LPG’s	22,400	22,300
NGL’s	22,100	19,800
Other	12,100	4,200
Total	1,406,700	1,443,800

In the second quarter of 2008, certain of Buckeye’s operating subsidiaries in the Pipeline Operations segment filed pipeline tariffs reflecting increased rates on average of approximately 4.8%. These tariff rate increases are expected to generate approximately $16.4 million in additional revenue on an annualized basis.

Terminalling and Storage:

Revenues from the Terminalling and Storage segment were $27.1 million in the second quarter of 2008 compared to $23.9 million in the second quarter of 2007. The revenue increase in the second quarter of 2008 compared to the second quarter of 2007 of $3.2 million or 13.4% was primarily the result of:

•                  An approximate $3.0 million increase in base revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 2.8% decline in throughput volumes in the second quarter of 2008 compared to the second quarter of 2007; and

•                  Incremental revenue of $0.2 million due to the addition of the operations of the Niles, Michigan terminal and a 50% interest in the Ferrysburg, Michigan terminal for the entire second quarter of 2008, each of which was acquired in the first quarter of 2008, as more fully described in Note 3 to the accompanying condensed consolidated financial statements.

Average daily throughput for the refined products terminals for the quarters ended June 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
	2008	2007

Refined products throughput	554,000	570,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $15.2 million in the second quarter of 2008.  Approximately 69% of this revenue represented firm storage revenues and 31% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $347.8 million in the second quarter of 2008.   Revenue from the Energy Services segment was derived from the continuing operations of Farm & Home, which Buckeye acquired on February 8, 2008.  The retail operations, which were sold on April 15, 2008, were treated as discontinued operations for all periods presented in 2008.  During the period, the continuing operations of Farm & Home sold approximately 101.8 million gallons of product.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $10.8 million in the second quarter of 2008 compared to $8.6 million in the second quarter of 2007.  The revenue increase in the second quarter of 2008 of $2.2 million was primarily the result of:

•                  An increase of $1.7 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $0.6 million in construction management revenue related to these operating contracts.

Operating Expenses:

Costs and expenses for the three months ended June 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Three Months Ended June 30,
	2008	2007
	(In thousands)
Cost of product sales	$341,591	$1,032
Payroll and payroll benefit	28,561	24,827
Depreciation and amortization	12,342	10,001
Outside services	14,062	10,654
Operating power	7,569	8,096
Property and other taxes	5,810	5,262
Insurance and casualty losses	4,372	3,478
Construction management	1,780	3,010
Supplies	2,559	2,902
Rentals	4,813	3,333
All other	12,103	8,142
Total	$435,562	$80,737

Cost of product sales was $341.6 million in the second quarter of 2008, which is an increase over the second quarter of 2007 of $340.6 million.  Approximately $337.0 million of the increase was attributable to product sold by the Energy Services segment, which consists primarily of the operations of Farm & Home.  The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $28.6 million in the second quarter of 2008, an increase of $3.7 million compared to the second quarter of 2007.  The operations of Lodi Gas and the Energy Services segment added $0.9 million and $1.6 million of payroll and payroll benefits expense for the period.  In addition, there were increases in salaries and wages, which added $1.3 million of payroll and payroll benefits expense for the period. The increases in salaries and wages were primarily the result of an increase in the number of employees due to Buckeye’s expansion of its operations.  BGH’s payroll expense also increased by $0.8 million due to an accrual related to executive compensation and charges for BGH GP’s equity incentive plan.  In the second quarter of 2007, BGH expensed $1.0 million related to non-cash unit based compensation expense.

Depreciation and amortization expense was $12.3 million in the second quarter of 2008, which is an increase of $2.3 million from the same period of 2007. The operations of Lodi Gas and the Energy Services segment added $1.7 million and $0.4 million of depreciation and amortization expense in the three months ended June 30, 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $14.1 million in the second quarter of 2008, which is an increase of $3.4 million from the second quarter of 2007.  The operations of Lodi Gas and the Energy Services segment added $0.5 million and $0.2 million of outside services costs in the three months ended June 30, 2008, respectively.  An additional $2.7 million is due to increases in activity on operations and maintenance contracts.  Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $7.6 million for the three months ended June 30, 2008, which was a decrease of $0.5 million from the three months ended June 30, 2007.  The decrease is primarily due to a decrease in power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $5.8 million in the second quarter of 2008, an increase of $0.5 million compared to the second quarter of 2007.  The increase was primarily due to Lodi Gas operations, which added $0.6 million in the three months ended June 30, 2008.

Insurance and casualty losses were $4.4 million for the three months ended June 30, 2008, which is an increase of $0.9 million from the three months ended June 30, 2007.  Casualty losses increased by $0.6 million in the second quarter of 2008, which is due to an increase in the cost of remediating environmental incidents compared to the second quarter of 2007.  Insurance costs increased by $0.3 million, which is primarily due to the inclusion of the Lodi Gas and Energy Services operations.

Construction management costs were $1.8 million in the second quarter of 2008, which is a decrease of $1.2 million from the second quarter of 2007.  The decrease is primarily the result of the completion of a construction project at the Memphis International Airport in the first quarter of 2008.

Supplies expense was $2.6 million for the three months ended June 30, 2008, which is a decrease of $0.3 million over the three months ended June 30, 2007.  The decrease is primarily due to a decrease in terminal additive purchases at terminals owned by Buckeye.

Rental expense was $4.8 million in the second quarter of 2008, which is an increase of $1.5 million over the second quarter of 2007.  The operations of Lodi Gas and the Energy Services segment added $1.5 million and $0.2 million of rental expense in the three months ended June 30, 2008, respectively.

All other costs were $12.1 million in the three months ended June 30, 2008, an increase of $4.0 million compared to $8.1 million in the same period in 2007.  The operations of Lodi Gas and the Energy Services segment added

$0.6 million and $1.4 million of other costs, respectively, in the three months ended June 30, 2008.  Professional fees increased by $1.0 million.  The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$433,880	$78,694
Elimination of Buckeye deferred charge	(1,175)	(1,170)
Net effect of ESOP charges	880	1,189
Attributable to BGH	1,977	2,024
Total	$435,562	$80,737

   Amounts attributable to BGH consist of the following:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Attributable to BGH:
Payroll and benefits	$1,287	$1,525
Professional fees	405	239
Other	285	260
Total	$1,977	$2,024

Payroll and payroll benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH.   BGH’s payroll expense decreased by $0.2 million in the second quarter of 2008 as compared to the second quarter of 2007.  BGH’s payroll expense increased by $0.8 million due to an accrual related to executive compensation and charges for BGH GP’s equity incentive plan.  In the second quarter of 2007, BGH expensed $1.0 million related to non-cash unit based compensation expense.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the three months ended June 30, 2008 and 2007 was as follows:

	Other Income (Expense)
	Three Months Ended June 30,
	2008	2007
	(In thousands)
Investment income	$237	$334
Interest and debt expense	(18,270)	(13,104)
Total	$(18,033)	$(12,770)

Equity income	$1,344	$2,258

Other income (expenses) was a net expense of $18.0 million in the second quarter of 2008, compared to a net expense of $12.8 million during the second quarter of 2007.  Investment income for the three months ended June 30, 2008 was consistent with investment income generated during the three months ended June 30, 2007.

Interest and debt expense was $18.3 million in the three months ended June 30, 2008, an increase of $5.2 million from the three months ended June 30, 2007.  Approximately $4.5 million of the increase was attributable to expense associated with Buckeye’s $300.0 million in aggregate principal amount of notes due January 15, 2018, which were issued in January 2008.  The remaining $0.7 million increase is due to interest expense related to activities within the Energy Services segment.

Equity income decreased by $0.9 million in the second quarter of 2008 compared to the second quarter of 2007.  The decrease is primarily due to decreases in equity income earned from Buckeye’s approximate 20% interest in West Texas LPG Pipeline Limited Partnership.

First Six Months of 2008 compared to First Six Months of 2007

Total revenues for the six months ended June 30, 2008 were $872.8 million, approximately $622.9 million greater than total revenue of $249.9 million for the same period in 2007.  Of the $622.9 million increase in revenue in 2008, $26.7 million resulted from the acquisition of Lodi Gas and $582.3 million resulted from the acquisition of Farm & Home.  The results of Lodi Gas and Farm & Home are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations were $195.3 million in the six months ended June 30, 2008 compared to $186.2 million in the corresponding period in 2007, an increase of $9.1 million.  This increase was primarily the result of:

•                  Base transportation revenue increasing by $5.5 million in the first six months of 2008 compared to the first six months of 2007 primarily as a result of tariff increases implemented on May 1, 2008 and July 1, 2007. The benefit of the tariff increases were offset by reduced product volumes in the first six months of 2008.  Management believes the reduced volumes in the first six months of 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline and distillate prices, reduced production at ConocoPhillips’ Wood River Refinery in the first quarter of 2008 due to maintenance activities, as well as the continued introduction of ethanol into retail gasoline products.  Total product volumes declined by 3.7% in the first six months of 2008 compared to the first six months of 2007; and

•                  A net increase in incidental revenues of $6.0 million, which was principally related to a product supply arrangement that was offset by a reduction in revenue of $2.4 million principally related to the completion of contract services activities at customer facilities connected to Buckeye’s refined products pipelines.

Product volumes transported in Pipeline Operations for the six months ended June 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
Product	2008	2007
Gasoline	670,000	715,200
Distillate	308,400	327,900
Jet Fuel	364,100	357,900
LPG’s	18,900	21,200
NGL’s	21,600	19,900
Other	12,100	7,200
Total	1,395,100	1,449,300

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $54.7 million in the first six months of 2008 compared to $47.5 million for the same period in 2007. The revenue increase in the first six months of 2008 compared to the same period in 2007 of $7.2 million or 15.1% was primarily the result of:

•                  An approximate $4.4 million increase in base revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 2.7% decline in throughput volumes in the first six months of 2008 compared to the first six months of 2007; and

•                  Incremental revenue of $2.8 million due to the addition of operations of the Niles, Michigan terminal and a 50% interest in the Ferrysburg, Michigan terminal, each of which was acquired in the latter part of the first quarter of 2008 (see Note 3 to the accompanying condensed financial statements) combined with the effect of having a full six months of revenue in 2008 from six terminals that were acquired at various times in the first quarter of 2007.

Average daily throughput for the refined products terminals for the six months ended June 30, 2008 and 2007 was as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
	2008	2007

Refined products throughput	538,100	553,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $26.7 million in the first six months of 2008.  Approximately 73% of this revenue represented firm storage revenues and 27% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $582.3 million in the first six months of 2008.  Substantially all of this revenue was derived from the continuing operations of Farm & Home, which Buckeye acquired on February 8, 2008.  During the first six months of 2008, the continuing operations of Farm & Home sold approximately 185.2 million gallons of products.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $21.6 million in the first six months of 2008 compared to $16.2 million in the first six months of 2007.  The revenue increase in 2008 of $5.4 million was primarily the result of:

•                  An increase of $3.0 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $2.8 million in construction management revenue related to these operating contracts.

Operating Expenses:

Costs and expenses for the six months ended June 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cost of product sales	$578,203	$5,876
Payroll and payroll benefit	56,567	48,453
Depreciation and amortization	23,725	19,708
Outside services	24,893	16,732
Operating power	15,055	15,414
Property and other taxes	11,832	11,446
Insurance and casualty losses	8,091	7,461
Construction management	4,801	4,704
Supplies	5,128	5,872
Rentals	8,866	5,944
All other	22,583	15,437
Total	$759,744	$157,047

Cost of product sales was $578.2 million in the first six months of 2008, which is an increase over the first six months of 2007 of $572.3 million.  Approximately $566.6 million of the increase was attributable to products sold by the Energy Services segment.  The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $56.6 million in the first six months of 2008, an increase of $8.1 million compared to the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $1.8 million and $2.3 million of payroll and payroll benefits expense in the first six months of 2008, respectively.  Increases in salaries, wages, and incentive bonuses of $3.2 million in the first six months of 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations.  In the first six months of 2008, payroll and payroll benefits expense increased by $0.6 million due to a decrease in capitalized payroll and payroll benefits compared to the first six months of 2007. BGH’s payroll expense increased by $1.5 million due to an accrual related to executive compensation and charges for BGH GP’s equity incentive plan.  In the first six months of 2007, BGH expensed $1.0 million related to non-cash unit based compensation expense.   ESOP related costs decreased by $1.0 million in the first six months of 2008 as compared to the first six months of 2007.

Depreciation and amortization expense was $23.7 million in the first six months of 2008, which is an increase of $4.0 million over the first six months of 2007. The operations of Lodi Gas and the Energy Services segment added $2.8 million and $0.7 million of depreciation and amortization expense in the first six months of 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $24.9 million in the first six months of 2008, which is an increase of $8.2 million over the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $2.2 million and $0.3 million of outside services costs in the first six months of 2008, respectively.  Lodi Gas incurred approximately $1.4 million of outside services expense related to well work-over costs as a result of the heavy withdrawal season in the first quarter.  Another approximately $4.5 million is due to increases in activity on operations and maintenance contracts.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $15.1 million for the first six months of 2008, which is a decrease of $0.4 million from the first six months of 2007.  The decrease is primarily due to a decrease in power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $11.8 million in the first six months of 2008, an increase of $0.4 million compared to the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $1.0 million and $0.1 million, respectively, in the first six months of 2008.  These increases were offset by a reduction of $0.6 million for excise taxes.

Insurance and casualty losses were $8.1 million for the first six months of 2008, which is an increase of $0.6 million from the first six months of 2007.  Casualty losses in the first six months of 2008 remained consistent with the first six months of 2007. Insurance costs increased by $0.6 million which is primarily due to the inclusion of the operations of Lodi Gas and the Energy Services segment.

Construction management costs were $4.8 million in the first six months of 2008, which was consistent with construction management costs for the same period in 2007.

Supplies expense was $5.1 million for the first six months of 2008, which is a decrease of $0.7 million from the first six months of 2007.  The decrease is primarily due to a decrease in terminal additives purchases at Buckeye’s terminals.

Rental expense was $8.9 million in the first six months of 2008, which is an increase of $2.9 million from the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $2.6 million and $0.3 million of rental expense in the first six months of 2008, respectively.

All other costs were $22.6 million in the first six months of 2008, an increase of $7.1 million compared to the same period in 2007.  The operations of Lodi Gas and the Energy Services segment added $1.1 million and $2.6 million of other costs, respectively, in the first six months of 2008.  Professional fees increased by $1.6 million.  The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$756,024	$153,365
Elimination of Buckeye deferred charge	(2,349)	(2,344)
Net effect of ESOP charges	1,845	2,795
Attributable to BGH	4,224	3,231
Total	$759,744	$157,047

Amounts attributable to BGH consist of the following:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Attributable to BGH:
Payroll and benefits	$2,621	$2,151
Professional fees	988	437
Other	615	643
Total	$4,224	$3,231

Payroll and payroll benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH.   BGH’s payroll expense increased by $0.5 million in the first six months of 2008 as compared to the first six months of 2007.  BGH’s payroll expense increased by $1.5 million due to an accrual related to executive compensation and charges for BGH GP’s equity incentive plan.  In the first six months of 2007, BGH expensed $1.0 million related to non-cash unit based compensation expense.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the six months ended June 30, 2008 and 2007 was as follows:

	Other Income (Expense)
	Six Months Ended June 30,
	2008	2007
	(In thousands)
Investment income	$851	$634
Interest and debt expense	(36,448)	(26,980)
Total	$(35,597)	$(26,346)

Equity income	$3,399	$4,044

Other income (expenses) was a net expense of $35.6 million in the first six months of 2008, compared to a net expense of $26.3 million during the first six months of 2007.  Investment income for the first six months of 2008 was consistent with investment income generated during the first six months of 2007.

Interest and debt expense was $36.4 million in the first six months of 2008, an increase of $9.5 million from the first six months of 2007.  Approximately $8.6 million of the increase was attributable to expenses associated with Buckeye’s $300.0 million in aggregate principal amount of notes due January 15, 2018, which were issued in January 2008.  The remainder of the increase is due to interest expense related to activity within the Energy Services segment.

Equity income decreased by $0.6 million in the first six months of 2008 compared to the first six months of 2007.  The decrease is primarily due to decreases in equity income earned from Buckeye’s approximate 20% interest in West Texas LPG Pipeline Limited Partnership.

Liquidity and Capital Resources

BGH currently has no capital requirements apart from Buckeye’s capital requirements. Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and debt service requirements.

As noted in “Overview” above, BGH’s only cash-generating asset is its ownership interest in Buckeye GP.  BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements.  Buckeye’s primary future sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye’s revolving credit facility and proceeds from the issuance of Buckeye’s LP Units or public debt.

BGH’s principal use of cash is the payment of its operating expenses and distributions to its unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  In the first six months of 2008, BGH paid cash distributions of $0.30 per unit on May 30, 2008 and $0.285 per unit on February 29, 2008.  In the first six months of 2007, BGH paid cash distributions of $0.24 per unit on May 31, 2007 and $0.225 per unit on February 28, 2007.  Total cash distributed to BGH unitholders in the six months ended June 30, 2008 was approximately $16.6 million. On July 29, 2008, MainLine Management declared a distribution of $0.31 per unit to be paid on August 29, 2008 to unitholders of record as of August 8, 2008. This distribution is expected to be approximately $8.8 million.

Debt

BGH

BGH is party to a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”).  See Note 6 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $17.2 million and $20.3 million at June 30, 2008 and December 31, 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. See Note 6 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye Notes

In January 2008, Buckeye issued $300.0 million of aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) as more fully described in Note 6 to the condensed consolidated financial statements.

At June 30, 2008, Buckeye had an aggregate amount of $1,379.7 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of Buckeye’s 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes, $157.0 million outstanding under Buckeye’s unsecured revolving credit agreement (the “Credit Facility”) and $72.7 million outstanding under the Buckeye Energy Services credit agreement (as discussed below). See note 6 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,346.0 million at June 30, 2008 and $828.7 million at December 31, 2007.  The values at June 30, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

Buckeye Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility, which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At June 30, 2008, Buckeye’s Funded Debt Ratio was 4.28 to 1.0. As provided for in the Credit Facility, the entire balance of Farm & Home’s line of credit, or $72.7 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At June 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

See Note 6 to the condensed consolidated financial statements for more information about the terms of the Credit Facility.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and its wholly owned subsidiary, Buckeye Energy Services LLC (the “Borrowers”), entered into a Credit Agreement, which was subsequently amended on July 18, 2008 (the “BES Credit Agreement”). The BES Credit Agreement, as amended, is with BNP Paribas, as Administrative Agent,

Collateral Agent, and Lead Arranger and the lenders named therein.   The facility provided by the BES Credit Agreement provides for borrowings of up to $160.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

The BES Credit Agreement requires the Borrowers to comply with Minimum Consolidated Tangible Net Worth, Minimum Consolidated Net Working Capital and Maximum Consolidated Leverage Ratio covenants, each as defined in the BES Credit Agreement.  At June 30, 2008, the Borrowers’ Consolidated Tangible Net Worth and Consolidated Net Working Capital were $85.9 million and $51.1 million, respectively, and their Consolidated Leverage Ratio was 1.53 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting ability to incur additional indebtedness, to create or incur certain liens on property, to consolidate, merge or transfer assets, to make dividends or distributions, to dispose of property, to make investments, to modify their risk management policy, or to engage in business activities materially different from those presently conducted.  At June 30, 2008, the Borrowers were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 6 to the condensed consolidated financial statements for more information about the terms of the BES Credit Agreement.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2008 and 2007 were as follows:

	Cash Flow from Operations
	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Net income	$11,166	$10,070
Value of ESOP shares released	1,671	2,355
Depreciation and amortization	23,725	19,708
Non-controlling interest	69,716	60,476
Changes in current assets and current liabilities	341	9,286
Changes in other assets and liabilities	1,438	845
Other	422	971
Net cash provided by discontinued operations	572	—
Total	$109,051	$103,711

Cash flows from operations were $109.1 million for the first six months of 2008 compared to $103.7 million for the first six months of 2007, an increase of $5.4 million. The primary causes of this increase are the improvement in net income for the first six months of 2008 compared to the first six months of 2007, increases in depreciation and amortization, cash provided by changes in other assets and liabilities, and cash provided by working capital.  The cash provided by discontinued operations in 2008 is due to Farm & Home’s retail operations prior to their sale.

In the first six months of 2008, cash provided by working capital resulted primarily from an increase in accounts payable of $8.4 million and accrued and other current liabilities of $28.0 million and a reduction of trade receivables of $14.1 million. These increases were offset by an increase in inventories of $19.5 million and prepaid and other current assets of $30.4 million.

The increase in accounts payable is due to activity from the operations of Lodi Gas and Farm & Home.  The increase in accrued and other current liabilities is primarily due to an increase in accrued taxes, interest expense, environmental liabilities, and expense related to activities on the ammonia pipeline.  The reduction of trade receivables is due to the timing of invoices as compared to year end.  Inventories increased primarily due to the acquisition of Farm &

Home in February 2008.  The increase in prepaid and other current assets is primarily due to an increase in the receivable related to activities on the ammonia pipeline.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 are as follows:

	Investing Activities
	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Capital expenditures	$(32,501)	$(36,966)
Acquisitions and equity investments	(610,616)	(39,320)
Other	(103)	(167)
Proceeds from sale of discontinued operations	52,584	—
Total	$(590,636)	$(76,453)

In the first six months of 2008, Buckeye expended $438.8 million for Lodi Gas, $143.1 million for Farm & Home, and an aggregate of $28.7 million for the acquisitions of three terminals in Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in Wespac Pipe Lines - San Diego LLC that Buckeye did not already own.  See Note 3 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the first six months of 2007, Buckeye expended $38.4 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Sustaining capital expenditures	$(8,067)	$(15,794)
Expansion and cost reduction	(24,434)	(21,172)
Total	$(32,501)	$(36,966)

Buckeye incurred $8.1 million and $15.8 million of sustaining capital expenditures and $24.4 million and $21.2 million of expansion and cost reduction expenditures in the first six months of 2008 and the first six months of 2007, respectively. Expansion and cost reduction projects in 2008 include ethanol and butane blending projects, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey, and the expansion of Buckeye’s natural gas storage facilities known as Kirby Hills Phase II.  Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements to the pipeline and terminal at the Memphis International Airport.

Given the slower pace of spending this year to date, Buckeye expects to spend approximately $120 million to $125  million in capital expenditures in 2008, of which approximately $31 million to $36 million is expected to relate to sustaining capital expenditures and $89 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Kirby Hills Phase II is Buckeye’s most significant expansion project with anticipated 2008 expenditures in the range of $45 million to $50 million and total anticipated project expenditures in the range of $55 million to $60 million.

Cash Flows from Financing Activities

During the first six months of 2007, BGH borrowed and repaid $1.3 million under the BGH Credit Agreement.  BGH has not borrowed under the BGH Credit facility in the first six months of 2008.  BGH’s distributions to its unitholders totaled $16.6 million in the first six months of 2008.

On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.79 per LP Unit and offering expenses, were approximately $113.1 million and were used to reduce amounts outstanding under the Credit Facility.

On January 11, 2008, Buckeye sold $300.0 million in aggregate principal amount of 6.05% Notes in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

During the first six months of 2008 and 2007, Buckeye borrowed $313.0 million and $85.0 million under its Credit Facility, respectively, and repaid $156.0 million and $115.0 million, respectively.  Net payments under the BES Credit Agreement and Buckeye Energy Services, LLC’s previous credit agreement were $27.3 million.  Payments on the 3.60% ESOP Notes were $3.2 million for the six months ended June 30, 2008 and 2007, respectively.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $77.3 million in the first six months of 2008 compared to $61.3 million in the first six months of 2007.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 6.2 million LP Units in the first six months of 2007 and 2.6 million LP Units in the first six months of 2008.

Other Matters

Accounting Pronouncements

See Note 15 to the condensed consolidated financial statements for a description of certain recent accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for refined petroleum products and natural gas in the United States in general and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (5) competitive pressures from other transportation services or alternative fuel sources; (6) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of Buckeye’s tariff rates; (7) liability for environmental claims; (8) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by vandalism, acts of war or terrorism; (9) construction costs, unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets; (10) availability and cost of insurance on BGH’s and Buckeye’s assets and operations; (11) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (12) expansion in the operations of Buckeye’s competitors; (13) Buckeye’s ability to integrate any acquired operations into its existing operations; (14) shut-downs or cutbacks at major refineries that use Buckeye’s services; (15) deterioration in Buckeye’s labor relations; (16) regional economic conditions; (17) changes in real property tax assessments; (18) disruptions to the air travel system; (19) interest rate fluctuations and other capital market conditions; (20) credit risks associated with Buckeye’s customers; (21) BGH’s future results of operations; (22) BGH’s liquidity and ability to finance its activities; (23) market conditions in Buckeye’s industry; (24) conflicts of interest between Buckeye, its general partner and BGH; (25) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (26) the impact of governmental legislation and regulation on BGH and Buckeye.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors discussed in Part II, Item 1A of this Form 10-Q and the risk factors and other cautionary statements in BGH’s Annual Report on Form 10-K for 2007, including those described in the “Risk Factors” section of that report. Further, we undertake no obligation to update publicly any forward-looking statement to reflect events of circumstances occurring after the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Trading Instruments

Neither BGH nor Buckeye has any trading derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk – Non-Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

Commodity Risk

The Energy Services segment uses primarily exchange-traded petroleum futures contracts to manage the risk of market price volatility on its petroleum product inventories and its fixed price sales contracts. The derivative contracts used to hedge petroleum product inventories are classified as fair value hedges.  Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset.  Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed price sales contracts. Therefore, its fixed price sales contracts and the related futures contracts used to offset those sales contracts, are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of June 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

June 30,
2008
(In thousands)
Asset:
Futures contracts	$9,943

Total	$9,943

Liabilities:
Fixed price sales contracts	$(10,568)
Inventory hedges	(1,287)

Total	$(11,855)

Substantially all of the liability noted above for unrealized losses of $1.3 million will be realized in the third quarter of 2008 as the related inventory is sold.  Gains recorded in the second quarter on inventory hedges that were ineffective were approximately $0.2 million.  As of June 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at June 30, 2008, the estimated fair value of the portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices (as is)	* Asset	$8,656
Fair value assuming 10% increase in underlying commodity prices	Asset	$8,173
Fair value assuming 10% decrease in underlying commodity prices	Asset	$9,167
Fair value assuming no change in underlying commodity prices (as is)	(Liability)	$(10,568)
Fair value assuming 10% increase in underlying commodity prices	(Liability)	$(20,489)
Fair value assuming 10% decrease in underlying commodity prices	(Liability)	$(688)

*represents the net position on futures contracts and inventory hedges- $9,943 less 1,287 or $8,656.

The value of the open futures contract positions noted above were based upon quoted market prices obtained from the New York Mercantile Exchange.  The value of the fixed price sales contract liability was based on observable market data related to the obligation to provide petroleum products

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have material foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes and the 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (i.e., the Credit Facility and the BES Credit Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction authorized by the Board of Directors of Buckeye GP.

At June 30, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at June 30, 2008 was approximately $1,116.3 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $74.2 million. Buckeye’s variable debt obligation was $157.0 million under the Credit Facility and $72.7 million under the BES Credit Agreement at June 30, 2008.  Based on the balances outstanding at June 30, 2008, a 1% increase in interest rates would increase annual interest expense by $2.3 million.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount into interest expense over the term of the loan.  Interest expense increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as a result of the amortization of the termination payment.

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

Item 1A. Risk Factors

The “Tax Risks to Unitholders” below replace the “Tax Risks to Unitholders” subsection that appeared in the risk factors included in BGH’s Annual Report on Form 10-K for the year ended December 31, 2007.  Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in BGH’s Annual Report on Form 10-K for the year ended December 31, 2007.

Tax Risks to Common Unitholders

BGH’s and Buckeye’s tax treatment depends on their status as a partnership for federal income tax purposes as well as not being subject to a material amount of entity-level taxation by individual states.  If the IRS were to treat either BGH or Buckeye as a corporation for federal income tax purposes or they were to become subject to additional amounts of entity-level taxation for state tax purposes, then BGH’s cash available for distribution to you would be substantially reduced.

The value of our investment in Buckeye depends largely on Buckeye being treated as a partnership for federal income tax purposes, which requires that 90% or more of Buckeye’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code. Buckeye may not meet this requirement or current law may change so as to cause, in either event, Buckeye to be treated as a corporation for federal income tax purposes or otherwise be subject to federal income tax. Moreover, the anticipated after-tax economic benefit of an investment in our common units depends largely on BGH being treated as a partnership for federal income tax purposes.  BGH has not requested, and does not plan to request, a ruling from the IRS as to BGH’s or Buckeye’s treatment as a partnership for federal income tax purposes.

Despite the fact that each of BGH and Buckeye is a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as BGH or Buckeye to be treated as a corporation for federal income tax purposes. Although BGH does not believe based upon the current operations of BGH and Buckeye that either BGH or Buckeye is so treated, a change in BGH’s or Buckeye’s business (or a change in current law) could cause them to be treated as a corporation for federal income tax purposes or otherwise subject them to taxation as an entity.

If either BGH or Buckeye were treated as a corporation for federal income tax purposes, they would pay federal income tax on their taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates.  Distributions to BGH from Buckeye would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to BGH.  Further, distributions to you would generally be taxed again as corporate distributions as well, and no income, gains, losses or deductions would flow through to you.  Because a tax would be imposed upon BGH as a corporation, our cash available for distribution to you would be substantially reduced.  Therefore, treatment of either BGH or Buckeye as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our holders of Common Units, likely causing a substantial reduction in the value of our Common Units.

Current law may change so as to cause BGH or Buckeye to be treated as a corporation for federal income tax purposes or otherwise subject BGH or Buckeye to entity-level taxation.  At the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships.  Although such legislation would not apply to BGH or Buckeye as currently proposed, it could be amended prior to enactment in a manner that does apply to BGH or Buckeye.  BGH is unable to predict whether any of these changes or other proposals will ultimately be enacted.   Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  Any such changes could negatively impact the value of an investment in our Common Units.  At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.  For example, Buckeye is required to pay Texas franchise tax at a maximum effective rate of 0.7% of Buckeye’s gross income apportioned to Texas in the prior year.  Imposition of such a tax on BGH or Buckeye by any other state will reduce the cash available for distribution to you.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions that BGH or Buckeye take, the market for our Common Units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

BGH has not requested a ruling from the IRS with respect to BGH’s treatment as a partnership for federal income tax purposes or certain other matters that affect BGH.  Moreover, Buckeye has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects Buckeye.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions taken by BGH or Buckeye.  A court may not agree with some or all of the positions BGH or Buckeye take.  Any contest with the IRS may materially and adversely impact the market for BGH’s Common Units and Buckeye’s limited partnership units and the prices at which they trade.  In addition, the cost of any contest between Buckeye and the IRS will result in a reduction in cash available for distribution to BGH and the costs of any contest between BGH and the IRS will be borne indirectly by BGH’s unitholders and its general partner because the costs will reduce BGH’s cash available for distribution.

You will be required to pay taxes on your share of BGH’s income even if you do not receive any cash distributions from BGH.

Because BGH’s unitholders will be treated as partners to whom BGH will allocate taxable income which could be different in amount than the cash BGH distributes, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of BGH’s taxable income even if you receive no cash distributions from BGH.  You may not receive cash distributions from BGH equal to your share of BGH’s taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our Common Units could be more or less than expected.

If you sell your Common Units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those Common Units.  Because distributions in excess of your allocable share of BGH’s net taxable income decrease your tax basis in your Common Units, the amount, if any, of such prior excess distributions with respect to the Common Units you sell will, in effect, become taxable income to you if you sell such Common Units at a price greater than your tax basis in those Common Units, even if the price you receive is less than your original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture.  In addition, because the amount realized includes a unitholder’s share of BGH’s nonrecourse liabilities, if you sell your Common Units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning Common Units that may result in adverse tax consequences to them.

Investment in Common Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them.  For example, virtually all of BGH’s income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.  If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in Common Units.

BGH will treat each purchaser of Common Units as having the same tax benefits without regard to the actual Common Units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the Common Units.

Because BGH cannot match transferors and transferees of Common Units and because of other reasons, BGH has adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you.  It also could affect the timing of these tax benefits or the amount of gain from your sale of Common Units and could have a negative impact on the value of Common Units or result in audit adjustments to your tax returns.

BGH prorates items of income, gain, loss and deduction between transferors and transferees of Common Units each month based upon the ownership of Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among BGH unitholders.

BGH prorates items of income, gain, loss and deduction between transferors and transferees of Common Units each month based upon the ownership of Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, BGH may be required to change the allocation of items of income, gain, loss and deduction among BGH’s unitholders.

A unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of those Common Units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those Common Units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of the loaned Common Units, the unitholder may no longer be treated for tax purposes as a partner with respect to those Common Units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of BGH’s income, gain, loss or deduction with respect to those Common Units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Common Units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Common Units.

BGH will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of Common Units.

When BGH issues additional Common Units or engages in certain other transactions, BGH will determine the fair market value of its assets and allocate any unrealized gain or loss attributable to BGH’s assets to the capital accounts of its unitholders and its general partner.  BGH’s methodology may be viewed as understating the value of BGH’s assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, under BGH’s valuation methods, subsequent purchasers of Common Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to BGH’s tangible assets and a lesser portion allocated to BGH’s intangible assets.  The IRS may challenge BGH’s valuation methods, or BGH’s allocation of the Section 743(b) adjustment attributable to BGH’s tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.  A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to BGH’s unitholders.  It also could affect the amount of gain from BGH’s unitholders’ sale of Common Units and could have a negative impact on the value of the Common Units or result in audit adjustments to BGH’s unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of BGH’s capital and profits interests during any twelve-month period will result in the termination of BGH’s partnership for federal income tax purposes.

BGH will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in BGH’s capital and profits within a twelve-month period.  A termination would, among other things, result in the closing of BGH’s taxable year for all unitholders, which would result in BGH filing two tax returns (and each unitholder could receive two Schedules K-1 from BGH) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing BGH’s taxable income for the year in which the termination occurs.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of BGH’s taxable year may also result in more than twelve months of BGH’s taxable income or loss being includable in the unitholder’s taxable income for the year of termination.  A termination currently would not affect BGH’s classification as a partnership for federal income tax purposes, but instead, BGH would be treated as a new partnership for tax purposes.  If treated as a new partnership, BGH must make new tax elections and could be subject to penalties if BGH is unable to determine that a termination occurred.

As a result of investing in Common Units, you may become subject to state and local taxes and return filing requirements in jurisdictions where Buckeye operates or owns or acquires property.

In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which Buckeye conducts business or owns property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  Buckeye owns property and conducts business in a number of states in the United States.  Most of these states impose an income tax on individuals, corporations and other entities. As Buckeye makes acquisitions or expands its business, Buckeye may own assets or conduct business in additional states that impose a personal income tax.  It is your responsibility to file all United States federal, foreign, state and local tax returns.

Item 6. Exhibits

(a)  Exhibits

10.1

Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of April 14, 2008, effective as of January 1, 2007 (incorporated by reference to Exhibit 3.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 15, 2008).

10.2

Eighth Amendment, dated April 15, 2008, by and among Farm & Home Oil Company LLC, Univest National Bank and Trust Co., Wachovia Bank, National Association, Fulton Bank and Citizens Bank of Pennsylvania to the Amended and Restated Loan and Security Agreement, dated as of December 16, 2004, among Farm & Home Oil Company, Univest National Bank and Trust Co., Wachovia Bank, National Association, and the Lenders named therein, as amended by the First Amendment, dated January 10, 2005, the Second Amendment, dated July 13, 2005, the Third Amendment, dated August 19, 2005, the Fourth Amendment, dated December 7, 2005, the Fifth Amendment, dated December 22, 2006, the Sixth Amendment, dated November 20, 2007 and the Seventh Amendment, dated February 8, 2008 (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.3

Credit Agreement, dated as of May 20, 2008, by and among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on May 23, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC
as General Partner

Date: August 6, 2008	By:	/s/ VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer