Form 10-Q
period 2008-09-30
Buckeye GP Holdings L.P.
filed 2008-11-04
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

As of October 30, 2008, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$345,729	$1,319	$933,211	$7,269
Transportation and other	150,441	124,334	435,783	368,279
Total revenue	496,170	125,653	1,368,994	375,548

Costs and expenses:
Cost of product sales	334,959	1,278	913,163	7,154
Operating expenses	73,203	60,605	209,484	178,637
Depreciation and amortization	14,342	10,411	38,067	30,119
General and administrative	10,415	7,137	31,949	20,568
Total costs and expenses	432,919	79,431	1,192,663	236,478

Operating income	63,251	46,222	176,331	139,070

Other income (expense):
Investment income	294	426	1,145	1,060
Interest and debt expense	(19,243)	(12,711)	(55,691)	(39,691)

Total other (expense)	(18,949)	(12,285)	(54,546)	(38,631)

Income before equity income and non-controlling interest expense	44,302	33,937	121,785	100,439

Equity income	2,403	2,222	5,802	6,266
Non-controlling interest expense	(39,471)	(31,081)	(109,187)	(91,557)

Net income	$7,234	$5,078	$18,400	$15,148

Net income per partnership unit:
Basic	$0.26	$0.18	$0.65	$0.54
Diluted	$0.26	$0.18	$0.65	$0.54

Weighted average number of units outstanding:
Basic	28,300	28,300	28,300	28,089
Diluted	28,300	28,300	28,300	28,300

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$101,797	$94,486
Trade receivables	109,382	47,598
Construction and pipeline relocation receivables	17,108	12,571
Inventories	118,447	15,149
Prepaid and other current assets	76,830	32,708
Total current assets	423,564	202,512

Property, plant and equipment, net	2,227,336	1,806,720
Goodwill	406,054	234,603
Customer intangible assets, net	44,998	9,044
Other non-current assets	108,869	101,447
Total assets	$3,210,821	$2,354,326

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$101,000	$—
Current portion of long-term debt	6,322	6,289
Accounts payable	50,110	20,368
Accrued and other current liabilities	154,535	78,902
Total current liabilities	311,967	105,559

Long-term debt	1,408,660	863,174
Other non-current liabilities	88,516	81,120
Non-controlling interest	1,169,017	1,066,143
Total liabilities	2,978,160	2,115,996

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner-Common Units	7	7
Limited Partners-Common Units	227,157	232,928
Management Units	3,046	3,156
Equity gains on issuance of Buckeye Partners, L.P. limited partnership units	2,451	2,239
Total partners’ capital	232,661	238,330
Total liabilities and partners’ capital	$3,210,821	$2,354,326

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,400	$15,148
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expense for unit-based compensation	1,046	1,468
Value of ESOP shares released	2,119	3,436
Depreciation and amortization	38,067	30,119
Non-controlling interest expense	109,187	91,557
Earnings from equity investments of Buckeye Partners, L.P.	(5,802)	(6,266)
Distributions from equity investments of Buckeye Partners, L.P.	4,120	5,717
Amortization of deferred financing fees and option grants	1,230	341
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	5,556	5,228
Construction and pipeline relocation receivables	(4,537)	1,831
Inventories	(8,288)	408
Prepaid and other current assets	(37,104)	3,174
Accounts payables	(1,356)	(11,194)
Accrued and other current liabilities	52,506	(1,557)
Other non-current assets	1,380	1,625
Other non-current liabilities	2,024	(5,216)
Total adjustments from operating activities	160,148	120,671
Net cash provided by continuing operations	178,548	135,819

Cash flows from investing activities:
Capital expenditures	(67,890)	(51,712)
Acquisitions and equity investments	(660,252)	(40,447)
Net expenditures for disposal of property, plant and equipment	(513)	(352)
Proceeds from sale of discontinued operations	52,584	—
Net cash used in investing activities	(676,071)	(92,511)

Cash flows from financing activities:
Debt issuance costs	(1,886)	(178)
Net proceeds from issuance of Buckeye Limited Partnership Units	113,111	201,895
Proceeds from exercise of Buckeye Partners, L.P. unit options	316	2,124
Distributions to non-controlling partners in Buckeye Partners, L.P.	(118,093)	(93,823)
Issuance of long-term debt and borrowings under credit facilities	800,050	137,500
Repayment of long-term debt	(253,699)	(256,435)
Settlement of hedge	(9,638)	—
Distributions to Limited Partners	(25,327)	(20,234)
Net cash provided by (used in) financing activities	504,834	(29,151)

Net increase in cash and cash equivalents	7,311	14,157
Cash and cash equivalents—Beginning of year	94,486	20,220
Cash and cash equivalents—End of period	$101,797	$34,377

Non-cash investing and financing activities:
Capital additions accrued in property, plant and equipment	$4,319	$—
Equity gains on issuance of Buckeye Partners, L.P. units	212	542
Hedge accounting	504	(2,261)
Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$54,090	$43,159
Capitalized interest	1,087	1,159
Cash paid during the period for income tax	868	920

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

				Equity
				Gains on
				Issuance of
				Buckeye
	General	Limited		Partners, L.P.
	Partner	Partners		Limited
	Common	Common	Management	Partnership
	Units	Units	Units	Units	Total
Partners’ capital-January 1, 2008	$7	$232,928	$3,156	$2,239	$238,330
Net income*		18,056	344		18,400
Distributions to Limited Partner - Common Units		(24,853)	(474)		(25,327)
Recognition of unit-based compensation charges		1,026	20		1,046
Equity gains on issuance of Buckeye Partners, L.P. Limited Partnership Units				212	212

Partners’ capital-September 30, 2008	$7	$227,157	$3,046	$2,451	$232,661

* Comprehensive income equals net income.

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware. BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”). Buckeye is also a publicly traded (NYSE: BPL) master limited partnership which was organized in 1986 under the laws of the state of Delaware. BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH Holdings”), approximately 1% by certain members of senior management and approximately 37% by the public. BGH Holdings is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), Lehman Brothers Holdings Inc. (“Lehman Brothers”), and certain members of senior management of Buckeye GP. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH Holdings.

BGH’s only business is the ownership of Buckeye GP. Buckeye GP’s only business is the management of Buckeye and its subsidiaries. At September 30, 2008, Buckeye GP owned an approximately 0.5% general partner interest in Buckeye.

Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 17 states, and operates an approximate 2,200 miles of pipeline under agreements with major oil and chemical companies. Buckeye also owns 64 active products terminals with aggregate storage capacity of approximately 24.7 million barrels in 13 states.

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

On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC (“Farm & Home”), a seller of refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania. When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008. The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 for a further discussion). On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), with BES continuing as the surviving entity. This merger did not impact the operations of Buckeye.

With the acquisitions of Lodi Gas and Farm & Home, BGH determined that it had two additional reportable segments: Natural Gas Storage and Energy Services. Effective in the first quarter of 2008, BGH conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations. See Note 16 for a more detailed discussion of BGH’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At September 30, 2008, Services Company owned approximately 4.4% of the publicly traded limited partnership units of Buckeye (the “LP Units”). Services Company employs approximately 1,000 people who provide services to the operating subsidiaries through which Buckeye conducts its operations. Approximately 15 employees are employed directly by Lodi Gas and approximately 20 employees are employed by Buckeye Albany Terminal LLC (see Note 3 for a further discussion). Pursuant to a services agreement entered into in December, 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services provided to the operating subsidiaries by Services Company. Pursuant to the Services Agreement and an Executive Employment Agreement, executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers are not reimbursed by Buckeye or its operating subsidiaries but are reimbursed to Services Company by BGH. Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers after January 1, 2009 in return for an annual fixed payment from BGH.

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

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2007 is derived from audited financial statements, include all adjustments necessary to present fairly BGH’s financial position as of September 30, 2008, along with the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Due to the acquisition of Farm & Home in 2008 and its related product sales and cost of product sales, certain amounts from 2007 for product sales and cost of product sales have been reclassified in the condensed consolidated statements of income to conform to the current-year presentation. In addition, at September 30, 2008, BGH reclassified $36.4 million to customer relationships, which had previously been classified as goodwill in connection with the acquisition of Farm & Home. This reclassification resulted from the adjustment of the preliminary purchase price allocation of Farm & Home as described in Note 3. In order to conform to the current presentation, BGH also reclassified $8.6 million and $9.0 million to customer relationships at September 30, 2008 and December 31, 2007, respectively. The $8.6 million and $9.0 million had previously been included in other noncurrent assets. See Note 6 for additional discussion.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $1.9 million and $2.2 million for the three months ended September 30, 2008 and 2007, respectively, and $6.5 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively, related to environmental contingencies unrelated to claims and proceedings.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), a subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”). As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For each monthly period since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC. If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows. Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses. Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because, using the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 5 – “Accounting for Contingencies,” it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses. Buckeye is currently assessing potential recourse against EPME and El Paso with respect to this matter.

3.     BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. The cost of Lodi Gas was approximately $442.3 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Working capital adjustments and fees	2,306

Total purchase price	$442,306

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II. Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s operations into a new geographic area and a new commodity type (natural gas), and will provide Buckeye a platform for growth in the natural gas storage industry.

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

January 18,
2008
Current assets	$7,486
Property, plant and equipment	275,649
Goodwill	170,425
Current liabilities	(9,604)
Other liabilities	(1,650)

Allocated purchase price	$442,306

Buckeye is in the process of finalizing the purchase price allocation based on the valuations of land lease agreements, potential asset retirement obligations, and goodwill. Changes from the preliminary purchase price allocation could be material. As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for approximately $146.1 million. On April 15, 2008, Buckeye completed the sale of the retail operations of Farm & Home to a wholly owned subsidiary of Inergy, L.P. for approximately $52.6 million. The retail assets sold consisted primarily of property, plant, and equipment as well as inventory and receivables. Buckeye recorded no gain or loss on the sale of Farm & Home’s retail operations. The retail operations of Farm & Home were not an integral part of Buckeye’s core operations and strategy, and the related retail assets and liabilities were determined to be discontinued operations on the date of Buckeye’s acquisition of Farm & Home because Buckeye decided to dispose of them as of that date. Revenues from discontinued operations for the period February 8, 2008 to April 15, 2008 were approximately $19.0 million.

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

February 8,
2008
Cash	$2,816
Trade receivables	67,340
Inventory	93,332
Prepaid and other current assets	6,166
Property, plant and equipment	33,880
Goodwill	1,026
Customer relationships	38,300
Other non-current assets	1,844
Assets held for sale, net of liability of $0.7 million	51,645
Debt	(100,000)
Accounts payable	(31,097)
Accrued expenses	(19,127)

Allocated purchase price	$146,125

Buckeye is in the process of finalizing the purchase price allocation and may adjust the preliminary amounts shown above for customer contracts and property, plant and equipment. Changes from the preliminary purchase price allocation could be material. As discussed above, the operations of Farm & Home that were retained by Buckeye are reported in a new operating segment called Energy Services. On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, BES.

Proforma Unaudited Financial Results

The following unaudited summarized pro forma consolidated income statement information for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007 assumes that the acquisitions of Lodi Gas and Farm & Home had occurred as of the beginning of the periods presented. The pro forma presentation below assumes that equity offerings by Buckeye that were used in part to fund the acquisition of Lodi Gas occurred effective January 1, 2007. In the 2008 pro forma presentation, approximately $2.6 million of disposition-related expenses incurred by Lodi Gas in the period from January 1, 2008 to January 17, 2008 (prior to Buckeye’s ownership) have been excluded because these expenses were a nonrecurring item. For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if Buckeye had completed these acquisitions as of the beginning of the periods presented or the results that will be attained in the future (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2008	2007
Revenues:
As reported	$125,653	$1,368,994	$375,548
Pro forma adjustments	239,768	174,724	814,171

Pro forma revenue	$365,421	$1,543,718	$1,189,719

Net Income:
As reported	$5,078	$18,400	$15,148
Pro forma adjustments	1,172	(310)	3,203

Pro forma net income	$6,250	$18,090	$18,351

Pro forma net income per common unit:
Basic	$0.22	$0.64	$0.65
Diluted	$0.22	$0.64	$0.65

Pro forma weighted average number of units outstanding:
Basic	28,300	28,300	28,089
Diluted	28,300	28,300	28,300

Other Acquisitions

On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a 50% ownership interest in a refined petroleum products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million. Buckeye determined that the acquisition of the Niles, Michigan terminal and the 50% interest in the Ferrysburg, Michigan terminal should be accounted for as acquisitions of assets rather than an acquisition of a business as defined in SFAS No. 141. The operations of the Niles, Michigan and Ferrysburg, Michigan terminals are reported in the Terminalling and Storage segment. Accordingly, Buckeye has allocated, on a preliminary basis, the purchase price of the acquisition to the various tangible assets acquired, principally property, plant and equipment.

Effective May 1, 2008, Buckeye purchased the remaining 50% member interest in WesPac Pipe Lines - San Diego LLC from Kealine LLC not already owned by Buckeye for $9.3 million. The operations of WesPac Pipe Lines – San

Diego LLC are reported in the Pipeline Operations segment. The purchase price was allocated principally to property, plant and equipment.

On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million. Buckeye determined that the acquisition of the Wethersfield, Connecticut terminal should be accounted for as an acquisition of assets rather than an acquisition of a business as defined in SFAS No. 141. The operations of this terminal are reported in the Terminalling and Storage segment. The purchase price was allocated principally to property, plant and equipment.

On August 28, 2008, Buckeye invested another $2.8 million in West Texas LPG Pipeline Limited Partnership.

On August 28, 2008, Buckeye completed the purchase of an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC (the ‘‘Albany Terminal”). The purchase price for the terminal was $46.5 million, with an additional $1.5 million payable if the terminal operations meet certain performance goals over the next three years. The Albany Terminal has an active storage capacity of 1.8 million barrels. Buckeye acquired the Albany Terminal because Buckeye believes that the Albany Terminal’s operations represent an attractive opportunity to increase Buckeye’s participation in the ethanol services market in the northeast United States. Buckeye has determined that the acquisition of the Albany Terminal represented a business combination under the provisions of SFAS No. 141 and that the results of operations of the Albany Terminal are immaterial with respect to a pro forma presentation. The Albany Terminal operations are reported in the Terminalling and Storage segment. Buckeye is in the process of allocating the purchase price of the acquisition to the various tangible and intangible assets acquired which are expected to be principally property, plant and equipment and customer contracts. Changes to the preliminary purchase price allocation could be material.

4.     PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$1,302	$7,456
Insurance receivables	6,844	7,707
Ammonia receivable	7,285	7,505
Derivative asset	32,672	—
Margin deposits	11,579	—
Other	17,148	10,040
Total	$76,830	$32,708

5.     INVENTORIES

The major components of inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Refined products	$103,864	$333
Materials and supplies	14,583	14,816
Total	$118,447	$15,149

Approximately 90% of the refined petroleum product inventories are hedged (see Note 9) and are valued at market with the change in value of those inventories reflected in the statements of income. Materials and supplies consists of pipes, valves, pumps, electronic components, drag reducing agent and other miscellaneous items that are carried at the lower of cost or market based on the first-in, first-out method.

6.     CUSTOMER INTANGIBLE ASSETS

Customer intangible assets include customer relationships and contracts. These intangible assets have definite lives and are being amortized on a straight-line basis over their estimated useful lives ranging from 12 to 25 years. The increase in the carrying amount of customer relationships in 2008 resulted from the acquisition of Farm & Home (see Note 3 for a further discussion). Customer intangibles, net consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Customer relationships	$38,300	$—
Accumulated amortization	(1,920)	—
Net carrying amount	36,380	—

Customer contracts	11,800	11,800
Accumulated amortization	(3,182)	(2,756)
Net carrying amount	8,618	9,044
Total customer intangibles, net	$44,998	$9,044

7.     ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$14,739	$8,026
Accrued employee benefit liability	2,183	2,183
Environmental liabilities	9,059	8,023
Interest	16,869	16,485
Retainage	1,229	1,572
Payable for ammonia purchase	25,448	6,988
Unearned revenue	12,349	1,439
Compensation and vacation	12,098	11,939
Hedge liability	20,707	7,187
Accrued capital expenditures	7,264	2,945
Customer deposits	10,000	—
Other	22,590	12,115
Total	$154,535	$78,902

8.     DEBT AND CREDIT FACILITIES

Long - term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
BGH:
Revolving Line of Credit	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	16,029	20,804
Retirement premium	(441)	(518)
Buckeye:
4.625% Notes due July 15, 2013*	300,000	300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	—
Borrowings under Revolving Credit Facility	252,000	—
Total	1,417,588	870,286
Other, including unamortized discounts and fair value hedges (1)	(2,606)	(823)
Subtotal	1,414,982	869,463
Less: current maturities	(6,322)	(6,289)
Total long-term debt	$1,408,660	$863,174

*Buckeye makes semi-annual interest payments on these notes with the principal balances outstanding to be paid on or before the due dates as shown above.

(1) The September 30, 2008 and December 31, 2007 amounts include $1.1 million and $1.3 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($3.7) million and ($2.1) million, respectively, in unamortized discounts.

The fair value of debt was estimated to be $1,293.0 million at September 30, 2008 and $848.8 million at December 31, 2007. The value of the consolidated debt was calculated using interest rates currently available to BGH, Buckeye, and Services Company for the issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

BGH

BGH is party to a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement. Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Official Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH. BGH did not have amounts outstanding under the BGH Credit Agreement at September 30, 2008 or December 31, 2007.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries. The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At September 30, 2008, BGH’s funded debt coverage ratio was 4.91 to 1.00.

The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of BGH and its Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets. At September 30, 2008, BGH was not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $15.6 million and $20.3 million at September 30, 2008 and December 31, 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At September 30, 2008, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Buckeye Note

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) in an underwritten public offering. Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 9 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten year term of the 6.05% Notes.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt. At September 30, 2008, Buckeye had $252.0 million in borrowings outstanding under the Credit Facility. At December 31, 2007, Buckeye did not have any amounts outstanding under the Credit Facility. At September 30, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively. The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt. At September 30, 2008, Buckeye’s Funded Debt Ratio was 4.51 to 1.00. As permitted by the Credit Facility, the entire outstanding balance of BES’s line of credit at September 30, 2008, or $101.0 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At September 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility that permits BES to incur up to $250.0 million of secured indebtedness related to working capital financing. The Credit Facility, as amended, also permits BES to (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels. Finally, the amendment states that the lesser of the amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by BES at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio as discussed above.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc., has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment. BGH does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs. See Note 14 for a further discussion.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES entered into a Credit Agreement, which was subsequently amended on July 18, 2008 (the “BES Credit Agreement”). The BES Credit Agreement is with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and the lenders named therein. On July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement. The BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments. Under the BES Credit Agreement, borrowings accrue interest at BES’s election at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%. The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit. Such alternative extensions of credit are subject to certain conditions as defined in the BES Credit Agreement. The BES Credit Agreement is secured by liens on certain assets of BES, including their inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The BES Credit Agreement replaced the credit agreement that Buckeye had assumed upon the acquisition of Farm & Home.

The balance outstanding under the BES Credit Agreement was approximately $101.0 million at September 30, 2008, all of which was classified as a current liability. The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below:

	Minimum	Minimum	Maximum
Maximum	Consolidated Tangible	Consolidated Net	Consolidated
Sub-Limit	Net Worth	Working Capital	Leverage Ratio
$150,000,000	$40,000,000	$30,000,000	7.0 to 1.0
Above $150,000,000 up to $200,000,000	50,000,000	40,000,000	7.0 to 1.0
Above $200,000,000 up to $250,000,000	60,000,000	50,000,000	7.0 to 1.0

At September 30, 2008, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.7 million and $73.1 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.43 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At September 30, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

9.               DERIVATIVES

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset. Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of September 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

September 30,
2008
(In thousands)
Assets:
Fixed-price sales contracts	$21,472
Futures contracts for inventory	11,200

32,672

Liability:
Futures contracts for fixed-price sales contracts	(20,707)

Total	$11,965

Substantially all of the asset noted above for unrealized gains of $11.2 million related to inventory hedges will be realized in the fourth quarter of 2008 as the related inventory is sold. Losses recorded on inventory hedges that were ineffective were approximately $0.8 million. As of September 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Finance Derivatives

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes. Interest expense increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, as a result of the amortization of the termination payment.

In October 2008, subsequent to the date of the accompanying condensed consolidated financial statements, Buckeye borrowed approximately $50 million under the Credit Facility. In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement with a bank for a notional amount of $50 million. Under the swap agreement, Buckeye will pay a fixed interest rate of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30 day LIBOR rates Buckeye expects to pay on the $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye has designated the swap agreement as a cash flow hedge at the inception of the agreement and elected to use the short-cut method provided for under SFAS No. 133.

10.         FAIR VALUE MEASUREMENTS

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

Level 3: Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of BGH’s assets and liabilities that are subject to SFAS No. 157 as of September 30, 2008:

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Fixed-price sales contracts	$—	$21,472	$—
Futures contracts for inventory	11,200		—
Asset held in trust	3,628	—	—

Liabilities:
Futures contracts for fixed-price sales contracts	(20,707)	—	—
Total	$(5,879)	$21,472	$—

The value of the Level 1 futures contracts for inventory and fixed-price sales contracts noted above were based on quoted market prices obtained from the New York Mercantile Exchange. The value of the Level 1 asset held in trust was obtained from quoted prices from brokers. The value of the Level 2 fixed-price sales contracts was based on observable market data related to the obligation to provide petroleum products.

11.         EARNINGS PER UNIT

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic:
Average common units outstanding	27,770	27,770	27,770	27,308
Average management units outstanding	530	530	530	781

Average units for basic	28,300	28,300	28,300	28,089

Diluted:
Units used for basic calculation	28,300	28,300	28,300	28,089
Dilutive effect of additional management units	—	—	—	211

Average units for diluted	28,300	28,300	28,300	28,300

12.         CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On October 28, 2008, MainLine Management declared a quarterly cash distribution of $0.32 per unit payable on November 28, 2008, to unitholders of record on November 7, 2008. The total cash distribution to BGH unitholders will be approximately $9.1 million.

13.         UNIT-BASED COMPENSATION

BGH Holdings’ Override Units

Effective on June 25, 2007, BGH Holdings instituted an equity incentive plan for certain members of senior management of BGH Holdings and BGH. This equity incentive plan includes both time-based and performance-based participation in the equity of BGH Holdings (but not in BGH) referred to as “Override Units”. BGH determined that, under the requirements of provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), BGH is required to reflect, as a compensation charge and corresponding contribution to common unitholders’ equity, the fair value of this compensation. BGH Holdings determined that the estimated fair value of such compensation for the three and nine months ended September 30, 2008 was $0.4 million and $1.0 million, respectively, and has recorded such amounts as compensation expense and a capital contribution. BGH is not a party to this plan and has no liabilities with respect to it.

The Override Units consist of three equal tranches of units: Value A Units; Value B Units; and Operating Units. The Override Units are subject to vesting restrictions and conditions precedent to participation in distributions which restrictions and conditions may be waived by the Board of BGH Holdings. In addition, the Override Units are subject to forfeiture if a grantee resigns or is terminated for cause.

The following is a summary of the activity of the Override Units as of September 30, 2008 (in thousands except per unit amounts):

	Override Units			Total Number of
	Value A Units	Value B Units	Operating Units	Units Awarded
Available for grant at January 1, 2008	744	744	744	2,232
Granted	(298)	(298)	(298)	(894)
Forfeited or cancelled	—	—	—	—
Available for grant at September 30, 2008	446	446	446	1,338

	Compensation Cost for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of outstanding grants	$3,521	$2,081	$5,608	$11,210
Less: Expense recorded from plan inception to September 30, 2008	—	—	1,636	1,636
Potential future compensation costs at September 30, 2008	$3,521	$2,081	$3,972	$9,574

	Value A	Value B	Operating
2008 Weighted average fair value per unit granted	$2.22	$1.56	$2.97

The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R. The Monte Carlo simulation estimates the future equity value from the time of the initial valuation date of June 25, 2007 to the exit event. The assumptions used to value the 2008 Override Unit awards were as follows:

•	Current Equity Value of $10.00 per unit or total equity of approximately $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH Holdings;

•	Expected Life of 5.0 years based on the historical average holding period for similar investments;

•	Risk Free Rate of 3.14% based on the US constant maturity treasury rate for a term corresponding to the expected life of 5.0 years;

•

Volatility of 36%. Since BGH Holdings’ primary asset is its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.0 year equity volatility of other firms in the same industry as Buckeye; and

•	Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

Compensation expense related to the Operating Units of approximately $1.4 million per year will be recognized in 2008, 2009, and 2010. The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above. Accordingly, no compensation expense for the Value A and Value B Units will be recorded until an exit event occurs.

Buckeye’s Unit Option and Distribution Equivalent Plan

Buckeye sponsors a Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2008, any of its LP Units.

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS No. 123R. Generally, unit-based compensation expense recognized in the first nine months of 2008 and 2007 is based on the grant date fair value estimated by using the Black-Scholes option pricing model. Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in earnings for the three and nine months ended September 30, 2008 and 2007 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The impact of Buckeye’s Option Plan is immaterial to BGH’s consolidated financial statements.

BGH Management Units

Prior to BGH’s initial public offering of its Common Units on August 9, 2006, the general partner of BPL was owned by MainLine L.P., a privately held limited partnership. In May 2004, MainLine L.P. instituted a Unit Compensation Plan and issued 16,216,668 Class B Units to certain members of senior management.

Coincident with BGH’s initial public offering on August 9, 2006, the equity interests of MainLine L.P. were exchanged for the equity interests of BGH. The Class B Units of MainLine L.P. were exchanged for 1,362,000 Management Units of BGH. Pursuant to the terms of the exchange, 70%, or 953,400 Management Units, became vested immediately upon their exchange, and the remaining 30%, or 408,600 Management Units, were expected to vest over a three year period. However, coincident with the sale of Carlyle/Riverstone BPL Holdings II, L.P.’s interests in BGH to BGH Holdings in June of 2007, all the remaining unvested Management Units became vested and were expensed. There are no additional Management Units available for issue. In the nine months ended September 30, 2007, BGH expensed approximately $1.1 million related to the Management Units.

14.         RELATED PARTY TRANSACTIONS

Lehman Brothers, which owns an interest in BGH Holdings, and its affiliates have provided, directly or indirectly, investment and commercial banking and financial advisory services to Buckeye for which they received customary fees and commissions. An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility. Lehman Brothers acted as Buckeye’s financial advisor in connection with the Lodi Gas and Farm & Home acquisitions. Also, an affiliate of Lehman Brothers is a customer of Lodi Gas.

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. BGH has considered its relationships with Lehman Brothers and its affiliates and, for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on BGH. The BGH Holdings interest owned by an affiliate of Lehman Brothers is a passive investment that does not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management, or BGH. Consequently, BGH believes that, if the interest in BGH Holdings is transferred in connection with Lehman Brothers’ bankruptcy, BGH will not be adversely impacted. An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services Lehman Brothers and its affiliates have provided to Buckeye. Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment. BGH does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs. Finally, Lehman Brothers has entered into a binding agreement to sell the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers. The terms of that agreement were approved by the bankruptcy court in an order issued on October 17, 2008, but the sale has not yet been consummated.

As discussed in Note 3, on January 18, 2008, Buckeye acquired all the member interests of Lodi Gas. The Lodi Gas acquisition was a related party transaction because Lodi Gas was indirectly owned by affiliates of ArcLight. Due to ArcLight’s indirect ownership interest in Buckeye GP, the Audit Committee of Buckeye GP made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to Buckeye in accordance with Buckeye’s partnership agreement.

Services Company and Buckeye are considered related parties of BGH. As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.

15.                                 PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

For the three months ended September 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended September 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$352	$111	$78	$302
Interest cost	477	345	233	505
Expected return on plan assets	(468)	(238)	—	—
Amortization of prior service benefit	(217)	(113)	(379)	(859)
Amortization of unrecognized losses	156	112	139	309
Net periodic benefit costs	$300	$217	$71	$257

For the nine months ended September 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Nine Months Ended September 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,057	$606	$543	$501
Interest cost	1,433	850	1,621	1,521
Expected return on plan assets	(1,404)	(648)	—	—
Amortization of prior service benefit	(653)	(340)	(2,627)	(2,578)
Amortization of unrecognized losses	467	399	959	1,072
Net periodic benefit costs	$900	$867	$496	$516

A minimum funding contribution is not required to be made to the RIGP during 2008. However, Buckeye has contributed $0.9 million to the RIGP voluntarily in 2008.

16.         SEGMENT INFORMATION

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

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services. This segment has 56 products terminals with aggregate storage capacity of approximately 23.2 million barrels in ten states.

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

The Natural Gas Storage segment’s revenues consist of lease revenues and hub services revenues. Lease revenues consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement. Hub services revenues consist of a variety of other storage services under interruptible storage agreements. These principally include park and loan transactions. Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer. Park revenues are recognized ratably over the term of the agreement. Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loan revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment sells refined petroleum products on a wholesale basis principally in eastern and central Pennsylvania. The segment records revenues after products are delivered. The segment’s products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene. The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels. The segment has approximately one thousand customers which consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,200 miles of third-party pipeline systems, which are owned principally by major oil and chemical companies and are located primarily in Texas and Louisiana. This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers. The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income, and assets have been eliminated. All periods are presented on a consistent basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$91,439	$92,067	$286,716	$278,244
Terminalling and Storage	33,003	24,843	87,749	72,379
Natural Gas Storage	16,762	—	43,412	—
Energy Services	344,494	—	926,809	—
Other Operations	12,011	8,743	33,637	24,925
Intersegment	(1,539)	—	(9,329)	—
Total	$496,170	$125,653	$1,368,994	$375,548

Operating income:
Pipeline Operations	$32,518	$34,451	$106,085	$105,364
Terminalling and Storage	16,727	9,513	39,222	27,273
Natural Gas Storage	8,780	—	21,162	—
Energy Services	3,870	—	5,213	—
Other Operations	1,356	2,258	4,649	6,433
Total	$63,251	$46,222	$176,331	$139,070

Depreciation and amortization:
Pipeline Operations	$9,373	$9,412	$26,383	$25,619
Terminalling and Storage	1,487	824	4,232	3,563
Natural Gas Storage	915	—	3,430	—
Energy Services	2,151	—	2,822	—
Other Operations	416	175	1,200	937
Total	$14,342	$10,411	$38,067	$30,119

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Capital additions:
Pipeline Operations	$24,704	$36,933
Terminalling and Storage	17,326	12,053
Natural Gas Storage	27,528	—
Energy Services	2,651	—
Other Operations	—	2,726
Total	$72,209	$51,712

Acquisitions:
Pipeline Operations	$12,040	$860
Terminalling and Storage	66,187	39,587
Natural Gas Storage	438,767	—
Energy Services	143,258	—
Other Operations	—	—
Total	$660,252	$40,447

	Assets		Goodwill
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
	(In thousands)
Assets:
Pipeline Operations*	$1,622,136	$1,673,744	$198,632	$198,632
Terminalling and Storage	459,581	385,446	22,789	22,789
Natural Gas Storage	478,190	—	170,425	—
Energy Services	315,019	—	1,026	—
Other Operations	109,489	74,462	13,182	13,182
Consolidated- level	226,406	220,674	—	—
Total	$3,210,821	$2,354,326	$406,054	$234,603

* All equity investments are included in the assets of Pipeline Operations.

17.         RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year. In February 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”). SFAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. BGH adopted the non-delayed portion of SFAS No. 157 on January 1, 2008. See Note 10 for a further discussion.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years beginning after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will require BGH to prepare enhanced disclosures about its derivative and hedging activities.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”), for nongovernmental entities. SFAS No. 162 establishes that the GAAP hierarchy should be imposed on the reporting entities because it is the entity, and not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is only effective for nongovernmental entities.

On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. BGH is currently reviewing the effects that FAS 142-3 will have on its consolidated financial statements.

18.         SUBSEQUENT EVENT

On October 21, 2008, the directors of MainLine Management received an unsolicited proposal from BGH Holdings to acquire all of the outstanding Common Units of BGH that are not already owned by BGH Holdings for $17.00 per Common Unit in cash. BGH Holdings currently owns approximately 62% of the Common Units in BGH.

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

Buckeye GP Holdings L.P.

BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH Holdings”), approximately 1% by certain members of senior management and approximately 37% by the public. BGH owns and controls Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded Delaware limited partnership. BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”), which is owned by BGH Holdings. BGH’s only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

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

The following table summarizes BGH’s cash received for the three and nine months ended September 30, 2008 and 2007 as a result of its partnership interests in Buckeye:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Incentive distributions from Buckeye	$9,990	$7,558	$28,647	$21,699
Distributions from the ownership of 243,914 of Buckeye’s GP Units	210	198	622	585
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	459	356	808	974
Distributions from the ownership of 80,000 of Buckeye’s LP Units	69	65	204	192
	$10,728	$8,177	$30,281	$23,450

Buckeye Partners, L.P.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. Buckeye owns and operates approximately 5,400 miles of pipeline and 64 active products terminals, with aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,200 miles of other pipelines under agreements with major oil and chemical companies. Through the recent acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates two major natural gas storage facilities in northern California and markets refined petroleum products in certain areas served by Buckeye’s pipelines and terminals.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California. Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 to the condensed consolidated financial statements for a further discussion). The Lodi Gas acquisition has allowed Buckeye to substantially expand its operations on the West Coast. In addition, in October 2008, Lodi Gas successfully began natural gas injection into an expansion of its natural gas storage reservoir known as Kirby Hills Phase II. The Kirby Hills Phase II storage expansion, when fully operational, will add an estimated 11 bcf of natural gas storage capacity. The Kirby Hills Phase II expansion project is expected to be fully operational in February 2009. Lodi Gas’s revenues are generated by fee-based storage contracts, the majority of which are comprised of firm storage agreements for specified levels of injection and withdrawal service. Additional revenues are earned through interruptible services, called hub services, for which Lodi Gas earns fees for storing a customer’s gas or loaning gas to a customer on an interruptible basis around Lodi Gas’s firm storage commitments. Lodi Gas does not take title to the natural gas that it stores.

When Farm & Home was acquired, it sold refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania, and it also had retail operations. Buckeye sold Farm & Home’s retail operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008. The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 to the condensed consolidated financial statements for a further discussion). On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), with BES continuing as the surviving entity.

Buckeye’s pipeline and terminal customers are major integrated oil companies, large refined petroleum products marketing companies, major end users of petroleum products, and chemical and utility companies. Lodi Gas’s customers are major natural gas utility companies and natural gas marketing and distribution companies. BES’s wholesale customers are primarily product wholesalers and major commercial users of refined petroleum products.

The acquisitions of Lodi Gas and Farm & Home added two additional reportable segments, Natural Gas Storage and Energy Services. Effective in the first quarter of 2008, BGH conducted business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations. See Note 16 to the condensed consolidated financial statements for a more detailed discussion of BGH’s operating segments.

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

•      BGH’s capital structure—In addition to incorporating the assets and liabilities of Buckeye, BGH’s condensed consolidated balance sheet includes BGH’s own indebtedness and related debt placement costs, and the partners’ capital on BGH’s balance sheet represents BGH’s partners’ capital as opposed to the capital reflected in Buckeye’s balance sheet, which reflects the ownership interest of all its partners, including its owners other than BGH. Consequently, BGH’s income statement reflects additional interest expense, interest income, and debt amortization expense that is not reflected in Buckeye’s financial statements.

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

•      Elimination of intercompany transactions—Intercompany obligations and payments among Buckeye and its consolidated subsidiaries, BGH and Services Company are reflected in Buckeye’s consolidated financial statements but are eliminated in BGH’s consolidated financial statements.

Summary operating results for BGH were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$496,170	$125,653	$1,368,994	$375,548
Costs and expenses	432,919	79,431	1,192,663	236,478

Operating income	63,251	46,222	176,331	139,070

Other (expenses)	(18,949)	(12,285)	(54,546)	(38,631)
Income before equity income and non-controlling interest	44,302	33,937	121,785	100,439

Equity income	2,403	2,222	5,802	6,266
Non-controlling interest expense	(39,471)	(31,081)	(109,187)	(91,557)

Net income	$7,234	$5,078	$18,400	$15,148

Revenues, operating income, total costs and expenses, and depreciation and amortization by operating segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$91,439	$92,067	$286,716	$278,244
Terminalling and Storage	33,003	24,843	87,749	72,379
Natural Gas Storage	16,762	—	43,412	—
Energy Services	344,494	—	926,809	—
Other Operations	12,011	8,743	33,637	24,925
Intersegment	(1,539)	—	(9,329)	—
Total	$496,170	$125,653	$1,368,994	$375,548

Operating income:
Pipeline Operations	$32,518	$34,451	$106,085	$105,364
Terminalling and Storage	16,727	9,513	39,222	27,273
Natural Gas Storage	8,780	—	21,162	—
Energy Services	3,870	—	5,213	—
Other Operations	1,356	2,258	4,649	6,433
Total	$63,251	$46,222	$176,331	$139,070

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$58,921	$57,616	$180,631	$172,880
Terminalling and Storage	16,276	15,330	48,527	45,106
Natural Gas Storage	7,982	—	22,250	—
Energy Services	340,624	—	921,596	—
Other Operations	10,655	6,485	28,988	18,492
Intersegment	(1,539)	—	(9,329)	—
Total	$432,919	$79,431	$1,192,663	$236,478

Depreciation and amortization:
Pipeline Operations	$9,373	$9,412	$26,383	$25,619
Terminalling and Storage	1,487	824	4,232	3,563
Natural Gas Storage	915	—	3,430	—
Energy Services	2,151	—	2,822	—
Other Operations	416	175	1,200	937
Total	$14,342	$10,411	$38,067	$30,119

Third Quarter of 2008 compared to Third Quarter of 2007

Total revenues for the quarter ended September 30, 2008 were $496.2 million, approximately $370.5 million greater than revenue for the same period in 2007. Of the $370.5 million increase in revenue in the third quarter of 2008, $16.8 million resulted from the addition of Lodi Gas’s operations and $344.5 million resulted from the addition of Farm & Home’s legacy wholesale operations. The results of Lodi Gas and Farm & Home’s legacy wholesale operations are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $9.2 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations of $91.4 million in the third quarter of 2008 slightly declined when compared to revenues from Pipeline Operations in the third quarter of 2007. The decrease of $0.6 million or 0.1% was primarily the result of:

•

Transportation revenue being flat in the third quarter of 2008 compared to the third quarter of 2007 as the benefit of the tariff increases implemented on July 1, 2008 did not fully offset reduced product volumes in the third quarter of 2008 as compared to the third quarter of 2007. Management believes the reduced volumes in 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline prices, the continued introduction of ethanol into retail gasoline products as well as reduced demand for distillates resulting from higher retail distillate prices and adverse changes in the U.S. economy. Total product volumes declined by 4.6% in the third quarter of 2008 compared to the third quarter of 2007;

•	An approximate $2.7 million reduction in revenue representing the settlement of overages and shortages on product deliveries; and

•

A net increase in incidental revenues of $2.1 million, which was principally related to an increase in revenue of $1.9 million for contract service activities at customer facilities connected to Buckeye’s refined products pipelines.

During 2007 and continuing into 2008, Buckeye experienced measurement shortages in connection with its pipeline product deliveries in excess of historical variances. Based on an investigation of these measurement issues, certain corrective actions have been taken. Buckeye believes the measurement issues have, to a large extent, been isolated and generally corrected, although monitoring and evaluation of product measurement issues is continuing. Additionally, the cost of product downgrades which result from the interface of different products in the pipeline has increased as a result of the significant increases in the volatility of product prices. Buckeye has implemented a number of measures to mitigate the effects of these issues, including tariff adjustments to allow for the equitable allocation of operational effects of transportation.

Product volumes transported in Pipelines Operations for the quarter ended September 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
Product	2008	2007
Gasoline	682,500	730,100
Distillate	263,100	274,000
Jet Fuel	363,600	376,100
LPG’s	18,800	18,600
NGL’s	21,000	21,100
Other	11,400	5,700
Total	1,360,400	1,425,600

On May 1, 2008 and July 1, 2008, certain of Buckeye’s operating subsidiaries in the Pipeline Operations segment filed pipeline tariffs reflecting increased rates on average of approximately 4.8%. These tariff rate increases are expected to generate approximately $16.4 million in additional revenue on an annualized basis.

Terminalling and Storage:

Revenues from the Terminalling and Storage segment were $33.0 million in the third quarter of 2008, which is an increase of $8.2 million, or 33%, compared to the third quarter of 2007. The revenue increase was primarily the result of:

•

An approximate $4.2 million increase in revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 6.2% decline in terminal throughput volumes in the third quarter of 2008 compared to the third quarter of 2007;

•

Incremental revenue of $1.2 million in 2008 due to the acquisitions of the Niles, Michigan, Ferrysburg, Michigan, and Albany, New York terminals as more fully described in Note 3 to the accompanying condensed consolidated financial statements; and

•	$2.8 million from the settlement, net of receivable, of contractual product handling charges with a customer.

Average daily throughput for the products terminals for the quarters ended September 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
	2008	2007

Products throughput	539,200	575,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $16.8 million in the third quarter of 2008. Approximately 63.0% of this revenue represented firm storage revenues and 37.0% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $344.5 million in the third quarter of 2008. Revenue from the Energy Services segment was derived from Farm & Home’s legacy wholesale operations, which Buckeye acquired on February 8, 2008. Farm & Home’s retail operations were sold on April 15, 2008, and are treated as discontinued operations for all periods presented in 2008. During the third quarter of 2008, approximately 105.9 million gallons of product were sold. Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $12.0 million in the third quarter of 2008, which is an increase of $3.3 million, or 37.9% compared to the third quarter of 2007. The revenue increase was primarily the result of:

•      A reduction of $1.1 million in pipeline operation and maintenance revenue related to the expiration of several maintenance contracts in 2008; and

•      An increase of $4.3 million in construction management revenue related to new construction contracts. These construction activities are principally conducted on a time and material basis.

Operating Expenses:

Costs and expenses for the three months ended September 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Three Months Ended September 30,
	2008	2007
	(In thousands)
Cost of product sales	$334,959	$1,278
Payroll and payroll benefit	28,318	24,334
Depreciation and amortization	14,342	10,411
Outside services	10,111	10,658
Operating power	7,837	7,744
Property and other taxes	6,050	5,448
Insurance and casualty losses	4,751	3,442
Construction management	7,567	1,609
Supplies	1,562	2,357
Rentals	5,642	2,989
All other	11,780	9,161
Total	$432,919	$79,431

Cost of product sales was $335.0 million in the third quarter of 2008, which is an increase over the third quarter of 2007 of $333.7 million. Approximately $333.4 million of the increase was attributable to product sold by the Energy Services segment, which consists primarily of the operations of Farm & Home’s legacy wholesale operations. The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $28.3 million in the third quarter of 2008, an increase of $4.0 million compared to the third quarter of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $1.0 million and $1.9 million of payroll and payroll benefits expense for the period, respectfully. In addition, increases in salaries, wages, and incentive compensation added $1.5 million for the period. The increases in salaries, wages, and incentive compensation were primarily the result of an increase in the number of employees due to Buckeye’s expansion of its operations. BGH’s payroll expense also increased by $0.4 million due to accruals related to executive compensation and charges for BGH Holdings’ equity incentive plan. These increases were offset by a decrease in ESOP related costs of $0.5 million for the third quarter of 2008.

Depreciation and amortization expense was $14.3 million in the third quarter of 2008, which is an increase of $3.9 million over the third quarter of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $1.0 million and $2.3 million of depreciation and amortization expense in the three months ended September 30, 2008, respectively. The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $10.1 million in the third quarter of 2008, which is a decrease of $0.6 million over the third quarter of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $1.0 million and $0.2 million of outside services costs in the three months ended September 30, 2008, respectively. These increases were offset by a decrease in maintenance and pipeline integrity projects in the third quarter of 2008 as compared to the third quarter of 2007. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $7.8 million for the three months ended September 30, 2008, and were consistent with operating power costs the three months ended September 30, 2007. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $6.1 million in the third quarter of 2008, an increase of $0.7 million compared to the third quarter of 2007, which was primarily due to the operations of the Natural Gas Storage segment.

Insurance and casualty losses were $4.8 million for the three months ended September 30, 2008, which is an increase of $1.4 million from the three months ended September 30, 2007. Casualty losses increased by $1.2 million due to an increase of $0.6 million in the costs of remediating environmental incidents and $0.6 million in expenses relating to a product contamination incident. Insurance costs increased by $0.1 million, which is primarily due to the inclusion of the Natural Gas Storage and Energy Services operations.

Construction management costs were $7.6 million in the third quarter of 2008, which is an increase of $6.0 million from the third quarter of 2007. In the third quarter of 2008, Buckeye started three significant construction contracts, which are expected to be completed in the fourth quarter of 2008.

Supplies expense was $1.6 million for the three months ended September 30, 2008, which is a decrease of $0.8 million from the three months ended September 30, 2007. The decrease is primarily due to a decrease in terminal additive purchases at terminals owned by Buckeye.

Rental expense was $5.6 million in the third quarter of 2008, which is an increase of $2.6 million over the third quarter of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $2.3 million and $0.2 million of rental expense in the three months ended September 30, 2008, respectively.

All other costs were $11.8 million in the three months ended September 30, 2008, an increase of $2.6 million compared to the same period in 2007. The operations of Lodi Gas and the Energy Services segment operations added $1.6 million and $0.8 million of other costs, respectively, in the three months ended September 30, 2008. The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$431,719	$78,122
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Net effect of ESOP charges	521	1,063
Attributable to BGH	1,853	1,420
Total	$432,919	$79,431

Amounts attributable to BGH consist of the following:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Attributable to BGH:
Payroll and benefits	$1,282	$852
Professional fees	267	217
Other	304	351
Total	$1,853	$1,420

Payroll and payroll benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. BGH’s payroll expense increased by $0.4 million in the third quarter of 2008 as compared to the third quarter of 2007 due to accruals related to executive compensation. Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the three months ended September 30, 2008 and 2007 was as follows:

	Other Income (Expense)
	Three Months Ended September 30,
	2008	2007
	(In thousands)
Investment income	$294	$426
Interest and debt expense	(19,243)	(12,711)
Total	$(18,949)	$(12,285)

Equity income	$2,403	$2,222

Other income (expenses) was a net expense of $18.9 million in the third quarter of 2008, compared to a net expense of $12.3 million during the third quarter of 2007. Investment income for the three months ended September 30, 2008 was consistent with investment income generated during the three months ended September 30, 2007.

Interest and debt expense was $19.2 million in the three months ended September 30, 2008, an increase of $6.5 million from the three months ended September 30, 2007. Approximately $4.5 million of the increase was attributable to expense associated with Buckeye’s $300.0 million in aggregate principal amount of the 6.05% Notes due January 15, 2018 (the “6.05% Notes”), which were issued in January 2008. Approximately $1.3 million of the increase is due to interest expense related to the activities within the Energy Services segment. The remaining increase is primarily due to higher average balances outstanding on Buckeye’s revolving credit facility.

Equity income of $2.4 million in the third quarter of 2008 was consistent with equity income in the second quarter of 2007.

First Nine Months of 2008 compared to First Nine Months of 2007

Total revenues for the nine months ended September 30, 2008 were $1,369.0 million, approximately $993.5 million greater than total revenue for the same period in 2007. Of the $993.5 million increase, $43.4 million resulted from the acquisition of Lodi Gas and $926.8 million resulted from the acquisition of Farm & Home. The results of Lodi Gas’s operations and Farm & Home’s legacy wholesale operations are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $23.3 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations were $286.7 million in the nine months ended September 30, 2008 which is an increase of $8.5 million or 3.0% from the corresponding period in 2007. This increase was primarily the result of:

•

Transportation revenue increasing by $3.4 million in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of tariff increases implemented on May 1, 2008 and July 1, 2008. The benefit of the tariff increases were partially offset by reduced product volumes in the first nine months of 2008 as compared to the first nine months of 2007. Management believes the reduced volumes in the first nine months of 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline prices, reduced production at ConocoPhillips’ Wood River Refinery in the first quarter of 2008 due to maintenance activities, and the continued introduction of ethanol into retail gasoline products as well as reduced demand for distillates resulting from higher retail distillate prices and adverse changes in the U.S. economy. Total product volumes declined by 4.0% in the first nine months of 2008 compared to the first nine months of 2007;

•

A net increase in incidental revenues of $5.2 million, which was principally related to a product supply arrangement that was offset by a reduction in revenue of $0.5 million principally related to the completion of contract services activities at customer facilities connected to Buckeye’s refined products pipelines; and

•	An approximate $0.9 million reduction in revenue representing the settlement of overages and shortages on product deliveries.

Product volumes transported in Pipelines Operations for the nine months ended September 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
Product	2008	2007
Gasoline	674,300	720,200
Distillate	293,200	309,700
Jet Fuel	364,000	364,000
LPG’s	18,800	20,300
NGL’s	21,400	20,200
Other	11,700	6,800
Total	1,383,400	1,441,200

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $87.7 million in the first nine months of 2008. The revenue increase in the first nine months of 2008 compared to the same period in 2007 was $15.4 million or 21.2%, which was primarily the result of:

•

An approximate $8.0 million increase in revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 4.9% decline in throughput volumes in the first nine months of 2008 compared to the first nine months of 2007;

•

Incremental revenue of $4.5 million due to the acquisitions of the Niles, Michigan, Ferrysburg, Michigan, and Albany, New York terminals in 2008 (see Note 3 to the condensed financial statements), combined with the effect of having a full nine months of revenue in 2008 from the six terminals that were acquired at various times in the first quarter of 2007; and

•	$2.8 million from the settlement, net of receivable, of contractual product handling charges with a customer.

Average daily throughput for the products terminals for the nine months ended September 30, 2008 and 2007 was as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
	2008	2007

Products throughput	537,600	565,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $43.4 million in the first nine months of 2008. Approximately 69.0% of this revenue represented firm storage revenues and 31.0% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $926.8 million in the first nine months of 2008. Substantially all of this revenue was derived from Farm & Home’s legacy wholesale operations, which Buckeye acquired on February 8, 2008. During the first nine months of 2008, approximately 370.9 million gallons of products were sold. Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $33.6 million in the first nine months of 2008, which is an increase of $8.7 million compared to the first nine months of 2007. The revenue increase in 2008 was primarily the result of:

•	An increase of $1.9 million in pipeline operations and maintenance revenue related to additional operating contracts signed in the latter part of 2007; and

•	An increase of $7.0 million in construction management revenue related to new construction contracts. These construction activities are principally conducted on a time and material basis.

Operating Expenses:

Costs and expenses for the nine months ended September 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cost of product sales	$913,163	$7,154
Payroll and payroll benefit	84,885	72,329
Depreciation and amortization	38,067	30,119
Outside services	35,005	27,389
Operating power	22,892	23,157
Property and other taxes	17,882	16,893
Insurance and casualty losses	12,842	10,902
Construction management	12,368	6,313
Supplies	6,690	8,228
Rentals	14,508	8,933
All other	34,361	25,061
Total	$1,192,663	$236,478

Cost of product sales was $913.2 million in the first nine months of 2008, which is an increase over the first nine months of 2007 of $906.0 million. Approximately $899.8 million of the increase was attributable to products sold by the Energy Services segment. The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s pipeline operations segment.

Payroll and payroll benefits were $84.9 million in the first nine months of 2008, an increase of $12.6 million compared to the first nine months of 2007. The Natural Gas Storage and Energy Services segments added $3.0 million and $4.2 million of payroll and payroll benefits expense in the first nine months of 2008, respectively. Increases in salaries, wages, and incentive compensation of $4.7 million in the first nine months of 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations. In the first nine months of 2008, payroll and payroll benefits expense increased by $0.7 million due to a decrease in capitalized payroll and payroll benefits compared to the first nine months of 2007. BGH’s payroll expense increased by $2.1 million due to accruals related to executive compensation and charges for BGH Holdings’ equity incentive plan. In the first nine months of 2007, BGH expensed $1.0 million related to non-cash unit based compensation expense. ESOP related costs decreased by $1.5 million in the first nine months of 2008 as compared to the first nine months of 2007.

Depreciation and amortization expense was $38.1 million in the first nine months of 2008, which is an increase of $8.0 million over the first nine months of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $3.7 million and $3.1 million of depreciation and amortization expense in the first nine months of 2008, respectively. The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $35.0 million in the first nine months of 2008, which is an increase of $7.6 million over the first nine months of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $3.2 million and $0.6 million of outside services costs in the first nine months of 2008, respectively. Lodi Gas incurred approximately $2.4 million of outside services expense related to well work-over costs. Another approximately $3.9 million is due to increases in activity on operations and maintenance contracts. The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $22.9 million for the first nine months of 2008, which is a decrease of $0.3 million from the first nine months of 2007. The decrease is primarily due to a reduction in expense associated with a lubricity additive which reduces pumping requirements and the related electricity usage. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $17.9 million in the first nine months of 2008, an increase of $1.0 million compared to the first nine months of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $1.7 million and $0.1 million, respectively, in the first nine months of 2008. These increases were offset by a reduction of $0.4 million for excise taxes.

Insurance and casualty losses were $12.8 million for the first nine months of 2008, which is an increase of $1.9 million from the first nine months of 2007. Casualty losses increased by $1.2 million in the first nine months of 2008, which is due to an increase of $0.6 million in the cost of remediating environmental incidents compared to the first nine months of 2007, as well as $0.6 million related to a product contamination incident that occurred in the third quarter of 2008. Insurance costs increased by $0.7 million which is primarily due to the inclusion of the operations of the Natural Gas Storage and the Energy Services segments.

Construction management costs were $12.4 million in the first nine months of 2008, which is an increase of $6.1 million over the same period in 2007. In the third quarter of 2008, Buckeye started three significant construction contracts, which are expected to be completed in the fourth quarter of 2008.

Supplies expense was $6.7 million for the first nine months of 2008, which is a decrease of $1.5 million from the first nine months of 2007. The decrease is primarily due to a decrease in terminal additives purchases at Buckeye’s terminals.

Rental expense was $14.5 million in the first nine months of 2008, which is an increase of $5.6 million from the first nine months of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $4.9 million and $0.5 million of rental expense in the first nine months of 2008, respectively.

All other costs were $34.4 million in the first nine months of 2008, an increase of $9.3 million compared to the same period in the first nine months of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $2.7 million and $3.5 million of other costs, respectively, in the first nine months of 2008. Professional fees increased by $2.6 million. The remainder of the increases related to various other pipeline operating costs.

Costs and expenses attributable to Buckeye, Services Company, and BGH were as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Total cost and expenses:
Attributable to Buckeye	$1,187,744	$231,487
Elimination of Buckeye deferred charge	(3,523)	(3,523)
Net effect of ESOP charges	2,365	3,863
Attributable to BGH	6,077	4,651
Total	$1,192,663	$236,478

Amounts attributable to BGH consist of the following:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Payroll and benefits	$3,903	$3,003
Professional fees	1,255	654
Other	919	994
Total	$6,077	$4,651

Payroll and payroll benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH. BGH’s payroll expense increased by $2.1 million due to accruals related to executive compensation and charges for BGH Holdings’ equity incentive plan. In the first nine months of 2007, BGH expensed $1.0 million related to non-cash unit based compensation expense. Other costs include certain state franchise taxes, insurance costs, depreciation, and miscellaneous other expenses.

Other income (expense) for the nine months ended September 30, 2008 and 2007 was as follows:

	Other Income (Expense)
	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Investment income	$1,145	$1,060
Interest and debt expense	(55,691)	(39,691)
Total	$(54,546)	$(38,631)

Equity income	$5,802	$6,266

Other income (expense) was a net expense of $54.5 million in the first nine months of 2008, compared to a net expense of $38.6 million during the first nine months of 2007. Investment income for the first nine months of 2008 was consistent with investment income generated during the first nine months of 2007.

Interest and debt expense was $55.7 million in the first nine months of 2008, an increase of $16.0 million from the first nine months of 2007. Approximately $13.2 million of the increase was attributable to expenses associated with the 6.05% Notes which were issued in January 2008. The remainder of the increase is due to interest expense related to the working capital requirements of the Energy Services segment.

Equity income decreased by $0.5 million in the first nine months of 2008 compared to the first nine months of 2007. The decrease is primarily due to decreases in equity income earned from Buckeye’s interest in West Texas LPG Pipeline Limited Partnership.

Liquidity and Capital Resources

BGH currently has no capital requirements apart from Buckeye’s capital requirements. Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions, and debt service requirements.

Buckeye has sufficient borrowing capacity available to it under its $600.0 million revolving credit facility (as discussed below) to fund its working capital and current internal growth projects with cash flow from operations and debt rather than equity. Consequently, despite the recent disruption to the general credit markets, Buckeye believes it has adequate liquidity available to it at this time.

As noted in “Overview” above, BGH’s only cash-generating asset is its ownership interest in Buckeye GP. BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements. Buckeye’s primary future sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye’s revolving credit facility, and proceeds from the issuance of Buckeye’s LP Units or public debt.

BGH’s principal use of cash is the payment of its operating expenses and distributions to its unitholders. BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. In the first nine months of 2008, BGH paid cash distributions of $0.31 per unit on August 29, 2008, $0.30 per unit on May 30, 2008, and $0.285 per unit on February 29, 2008. In the first nine months of 2007, BGH paid cash distributions of $0.25 per unit on August 31, 2007, $0.24 per unit on May 31, 2007, and $0.225 per unit on February 28, 2007. Total cash distributed to BGH unitholders in the nine months ended September 30, 2008 was approximately $25.3 million.

On October 28, 2008, MainLine Management declared a distribution of $0.32 per unit to be paid on November 28, 2008 to unitholders of record as of November 7, 2008. This distribution is expected to be approximately $9.1 million.

Debt

BGH

BGH is party to a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). See Note 8 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $15.6 million and $20.3 million at September 30, 2008 and December 31, 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. See Note 8 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye’s Outstanding Debt

In January 2008, Buckeye issued $300.0 million of aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) as more fully described in Note 8 to the condensed consolidated financial statements.

At September 30, 2008, Buckeye had an aggregate amount of $1,503.0 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of Buckeye’s 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes, $252.0 million outstanding under its unsecured revolving credit agreement (as discussed below, the “Credit Facility”) and $101.0 million outstanding under BES’s secured revolving credit agreement. See Note 8 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,277.0 million at September 30, 2008 and $828.7 million at December 31, 2007. The values at September 30, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

Buckeye Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility, which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders. The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At September 30, 2008, Buckeye’s Funded Debt Ratio was 4.51 to 1.0.

In addition, the Credit Facility contains other covenants including, but not limited to covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets. At September 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

See Note 8 to the condensed consolidated financial statements for more information about the terms of the Credit Facility.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment. See below for a further discussion of Buckeye’s relationships with Lehman Brothers.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES entered into a Credit Agreement, which was subsequently amended on July 18, 2008 (the “BES Credit Agreement”). The BES Credit Agreement, is with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and other lenders named therein. As discussed, on July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement. The credit facility provided by the BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

The BES Credit Agreement requires BES to comply with Minimum Consolidated Tangible Net Worth, Minimum Consolidated Net Working Capital and Maximum Consolidated Leverage Ratio covenants, each as defined in the BES Credit Agreement. At September 30, 2008, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.7 million and $73.1 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.43 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At September 30, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 8 to the condensed consolidated financial statements for more information about the terms of the BES Credit Agreement.

Relationships with Lehman Brothers

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. An affiliate of Lehman Brothers owns a direct interest in BGH Holdings, which owns MainLine Management, the general partner of BGH and approximately 62% of the limited partnership units of BGH. Affiliates of Lehman Brothers have provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers is a lender under the Credit Facility, and an affiliate of Lehman Brothers is a customer of Lodi Gas. BGH has considered its relationships with Lehman Brothers and its affiliates and, for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on BGH. The BGH Holdings interest owned by an affiliate of Lehman Brothers is a passive investment that does not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management or BGH. Consequently,  BGH believes that, if the interest in BGH Holdings is transferred in connection or with Lehman Brothers’ bankruptcy, BGH will not be adversely impacted. An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye. Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment. BGH does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs. Finally, Lehman Brothers has entered into a binding agreement to sell the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.The terms of that agreement were approved by the bankruptcy court in an order issued on October 17, 2008, but the sale has not yet been consummated.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), a subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El

Paso Corporation (“El Paso”). As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For each monthly period since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC. If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows. Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses. Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because, using the criteria of Statement of Financial Accounting Standards (‘SFAS”) No. 5 – “Accounting for Contingencies,” it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses. Buckeye is currently assessing potential recourse against EPME and El Paso with respect to this matter.

Cash Flows from Operations

 The components of cash flows from operations for the nine months ended September 30, 2008 and 2007 were as follows:

	Cash Flow from Operations
	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net income	$18,400	$15,148
Value of ESOP shares released	2,119	3,436
Depreciation and amortization	38,067	30,119
Non-controlling interest	109,187	91,557
Changes in current assets and current liabilities	6,777	(2,110)
Changes in other assets and liabilities	3,404	(3,591)
Other	594	1,260
Total	$178,548	$135,819

Cash flows from operations were $178.5 million for the first nine months of 2008 which increased by $42.7 million compared to the first nine months of 2007. The primary causes of this increase were the improvement in net income for the first nine months of 2008 compared to the first nine months of 2007 and cash provided by working capital.

In the first nine months of 2008, cash provided by working capital resulted primarily from a decrease in trade receivables of $5.6 million and an increase in accrued and other current liabilities of $52.5 million. These cash flows were offset by increases in construction and pipeline relocation receivables of $4.5 million, inventories of $8.3 million, prepaid and other current assets of $37.1 million and a reduction of accounts payable of $1.4 million.

The reduction of trade receivables is due to the timing of invoices as compared to year end. The increase in accrued and other current liabilities is primarily due to an increase in accrued taxes, environmental liabilities, and expense related to activities on the ammonia pipeline. The increase in construction and pipeline relocation receivables is due to an increase in construction activity in the third quarter of 2008. Inventories increased primarily due to the acquisition of Farm & Home in February 2008. The increase in prepaid and other current assets is primarily due to an increase in the value of derivative assets. The decrease in accounts payable is due to the timing of the payment of invoices as compared to December 31, 2007.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 are as follows:

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)
Capital expenditures	$(67,890)	$(51,712)
Acquisitions and equity investments	(660,252)	(40,447)
Other	(513)	(352)
Proceeds from sale of discontinued operations	52,584	—
Total	$(676,071)	$(92,511)

In the first nine months of 2008, Buckeye expended $438.8 million for Lodi Gas, $143.2 million for Farm & Home, and an aggregate of $75.5 million for the acquisitions of four terminals in Albany, New York, Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in Wespac Pipe Lines - San Diego LLC that Buckeye did not already own. Buckeye also invested an additional $2.8 million in West Texas LPG Pipeline Limited Partnership. See Note 3 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the nine months ended September 30, 2007, Buckeye expended $39.6 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership.

Capital expenditures are summarized below:

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)
Sustaining capital expenditures	$(14,497)	$(23,983)
Expansion and cost reduction	(53,393)	(27,729)
Total	$(67,890)	$(51,712)

Buckeye incurred $14.5 million and $24.0 million of sustaining capital expenditures and $53.4 million and $27.7 million of expansion and cost reduction expenditures in the first nine months of 2008 and the first nine months of 2007, respectively. Expansion and cost reduction projects in 2007 included a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements by WesPac Pipelines – Memphis LLC at its Memphis International Airport facility. Expansion and cost reduction projects in 2008 include ethanol and butane blending projects, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey, and an expansion project at Buckeye’s natural gas storage facilities in California known as Kirby Hills Phase II.

Buckeye expects to spend a total of approximately $110 million to $115 million in capital expenditures in 2008, of which approximately $25 million to $28 million is expected to relate to sustaining capital expenditures and $85 million to $88 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Kirby Hills Phase II is Buckeye’s most significant expansion project with anticipated 2008 expenditures in the range of $50 million to $52 million and total anticipated project expenditures in the range of $55 million to $60 million.

Cash Flows from Financing Activities

During the first nine months of 2007, BGH borrowed $2.5 million and repaid $1.9 million under the BGH Credit Agreement. BGH has not borrowed under the BGH Credit Agreement in the first nine months of 2008. BGH’s distributions to its unitholders totaled $25.3 million in the first nine months of 2008.

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

 During the first nine months of 2008 and 2007, Buckeye borrowed $501.0 million and $135.0 million under its Credit Facility, respectively, and repaid $249.0 million and $250.0 million, respectively. Net borrowings under the BES Credit Agreement and BES’s previous credit agreement were $1.0 million in the first nine months of 2008. Payments on the 3.60% ESOP Notes were $4.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $118.1 million in the first nine months of 2008 compared to $93.8 million in the first nine months of 2007. The increase in distributions resulted from increases in the unit distribution rate and the issuance of 6.2 million LP Units in the first nine months of 2007 and 2.6 million LP Units in the first nine months of 2008.

Other Matters

Accounting Pronouncements

See Note 17 to the condensed consolidated financial statements for a description of certain recent accounting pronouncements.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors discussed in Part II Item 1A of this Form 10-Q, as well as the risk factors discussed in Part II Item 1A of BGH’s Form 10-Q for the quarter ended June 30, 2008, and the risk factors and other cautionary statements in BGH’s Annual Report on Form 10-K for 2007, including those described in the “Risk Factors” section of that report. Further, we undertake no obligation to update publicly any forward-looking statement to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset. Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of September 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

September 30,
2008
(In thousands)
Assets:
Fixed-price sales contracts	$21,472
Futures contracts for inventory	11,200

32,672

Liability:
Futures contracts for fixed-price sales contracts	(20,707)

Total	$11,965

Substantially all of the asset noted above for unrealized gains of $11.2 million related to inventory hedges will be realized in the fourth quarter of 2008 as the related inventory is sold. Losses recorded on inventory hedges that were ineffective were approximately $0.8 million. As of September 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at September 30, 2008, the estimated fair value of the portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices (as is)	Asset	$11,965
Fair value assuming 10% increase in underlying commodity prices	Asset	$4,415
Fair value assuming 10% decrease in underlying commodity prices	Asset	$19,516

The value of the open futures contract positions noted above were based upon quoted market prices obtained from the New York Mercantile Exchange. The value of the fixed-price sales contracts was based on observable market data related to the obligation to provide petroleum products to customers.

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates. Buckeye does not have material foreign exchange risk. Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes, and the 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the BES Credit Agreement). Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board of Directors of Buckeye GP.

At September 30, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes. The fair value of these obligations at September 30, 2008 was approximately $924.0 million. Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $55.4 million. Buckeye’s variable debt obligation was $252.0 million under the Credit Facility and $101.0 million under the BES Credit Agreement at September 30, 2008. Based on the balances outstanding at September 30, 2008, a 1% increase in interest rates would increase annual interest expense by $3.5 million.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount into interest expense over the term of the loan. Interest expense increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, as a result of the amortization of the termination payment.

In October 2008, subsequent to the date of the accompanying condensed consolidated financial statements, Buckeye borrowed approximately $50 million under the Credit Facility. In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement with a bank for a notional amount of $50 million. Under the swap agreement, Buckeye will pay a fixed interest rate of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates Buckeye expects to pay on the $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye has designated the swap agreement as a cash flow hedge at the inception of the agreement and elected to use the short-cut method provided for under SFAS No. 133.

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

(b)                     Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, Buckeye acquired Lodi Gas and Farm & Home in the first quarter of 2008. Management is in the process of assessing internal control over financial reporting for these two acquisitions. No change in

MainLine Management’s internal control over financial reporting for BGH occurred during the most recent fiscal quarter with respect to BGH’s operations excluding Lodi Gas and Farm & Home that has materially affected, or is reasonably likely to materially affect, management’ s internal control over financial reporting for BGH.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of BGH’s 2007 Annual Report on Form 10-K, as well as the risk factors discussed in Part II, Item 1A of BGH’s Form 10-Q for the quarter ended June 30, 2008. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K for 2007 and Form 10-Q for the quarter ended June 30, 2008, the reader should also consider the following risk factors:

Our general partner has a call right that may require you to sell your Common Units at an undesirable time or price.

Our partnership agreement provides that if at any time more than 90% of the outstanding Common Units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining Common Units held by unaffiliated persons at a price equal to the greater of (x) the average of the daily closing prices of the Common Units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner or any of its affiliates for Common Units during the 90-day period preceding the date such notice is first mailed. As a result, you may be required to sell your Common Units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your Common Units.

Our general partner and its affiliates currently own approximately 63% of the Common and Management Units. On October 21, 2008, however, BGH Holdings, the owner of our general partner, announced its intent to make a tender offer for all of our outstanding Common Units that are not already owned by BGH Holdings for $17.00 per Common Unit in cash. BGH Holdings announced that, if the offer is completed, it would subsequently exercise its limited call right provided in our partnership agreement to acquire any remaining Common Units not owned by it at the same price per Common Unit paid in the offer.

Buckeye’s business is exposed to customer credit risk, against which Buckeye may not be able to fully protect.

Buckeye’s businesses are subject to the risks of nonpayment and nonperformance by its customers. Buckeye manages its exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent Buckeye’s policies and procedures prove to be inadequate, it could negatively affect Buckeye’s financial condition and results of operations.

The marketing business in Buckeye’s Energy Services segment enters into sales contracts pursuant to which customers agree to buy refined petroleum products from Buckeye at a fixed-price on a future date. Given the recent drop in refined petroleum product prices, certain of Buckeye’s fixed-price sales contract customers have obligations to purchase refined petroleum products from Buckeye at prices that are above current market prices. If Buckeye’s customers have not hedged their exposure to reductions in petroleum product prices, then they could have a significant loss upon settlement of their fixed-price sales contracts with Buckeye, which could increase the risk of their nonpayment or nonperformance. In addition, Buckeye generally has entered into futures contracts to hedge its exposure under these fixed-price sales contracts to increases in petroleum product prices. If current price levels remain lower than when Buckeye entered into these futures contracts, then Buckeye will be required to make payments upon the settlement thereof. Ordinarily, this settlement payment would be offset by the payment received from the customer pursuant to the associated fixed price sales contract. Buckeye will, however, be required to make the settlement payment under the futures contract even if a fixed-price sales contract customer does not perform. Nonperformance under fixed-price sales contracts by a significant number of Buckeye’s customers could have a material adverse effect on Buckeye’s financial condition and results of operations.

Item 6. Exhibits

(a) Exhibits

10.1 First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on July 22, 2008).

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

BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC
as General Partner

Date: November 4, 2008	By:	/s/ VANCE E. POWERS
Vance E. Powers
Acting Chief Financial Officer