Form 10-K
period 2008-12-31
Buckeye GP Holdings L.P.
filed 2009-03-16
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At June 30, 2008, the aggregate market value of the registrant’s Common Units held by non-affiliates was $240.3 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

As of March 9, 2009, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

PART I

Item 1.        Business

Buckeye GP Holdings L.P.

Buckeye GP Holdings L.P. (“BGH”) is a master limited partnership publicly traded on the New York Stock Exchange (NYSE symbol: BGH).  BGH was organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is a master limited partnership that was organized in 1986 under the laws of the state of Delaware and is separately traded on the New York Stock Exchange (NYSE symbol: BPL).  BGH’s limited partnership units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 37% by the public and approximately 1% by certain members of Buckeye GP’s senior management.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH.

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of Buckeye and its subsidiaries.  At December 31, 2008, Buckeye GP owned an approximate 0.5% interest in Buckeye.

BGH’s initial public offering (“IPO”) occurred on August 9, 2006 and, prior to such date, BGH had no activity. The BGH common units sold in the IPO represent approximately 37% of the outstanding equity of BGH, which includes common units (“Common Units”) and management units (“Management Units”).

On June 25, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners sold an approximate 62% limited partner interest in BGH, and Carlyle/Riverstone sold its member interest in MainLine Management, to BGH GP, a limited liability company owned primarily by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company and certain investment funds along with certain members of senior management of Buckeye GP, for $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

BGH’s only cash-generating asset is its ownership interest in Buckeye GP.   Buckeye GP generates cash and earnings primarily through its ownership of the general partner interest along with incentive distribution rights in Buckeye, and its approximate one percent general partner interest in certain of Buckeye’s operating subsidiaries.  BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to its partners. The actual amount of cash that BGH will have available for distribution will depend primarily on Buckeye’s ability to generate cash beyond its working capital requirements.

Buckeye Partners, L.P.

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Through the acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas capacity (including capacity provided pursuant to a nearly completed expansion project) and a leading wholesale distributor of refined petroleum products in the northeastern United States in areas also served by Buckeye’s pipelines and terminals.

Buckeye conducts all of its operations through operating subsidiaries, which are referred to herein as the “Operating Subsidiaries”:

•                  Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), which owns an approximately 2,643-mile refined petroleum products pipeline system serving major population centers in eight states. It is the primary jet fuel transporter to John F. Kennedy International Airport (“JFK Airport”), LaGuardia Airport, Newark Liberty International Airport (“Newark Airport”) and certain other airports within its service territory.

•                  Laurel Pipe Line Company, L.P. (“Laurel”), which owns an approximately 345-mile refined petroleum products pipeline connecting five Philadelphia area refineries to 10 delivery points across Pennsylvania.

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

•                  Everglades Pipe Line Company, L.P. (“Everglades”), which owns an approximately 37-mile refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. It is the primary jet fuel transporter to Miami International Airport.

•                  Buckeye NGL Pipe Lines LLC (“Buckeye NGL”), which owns an approximately 350-mile natural gas liquids pipeline extending generally from the Wattenberg, Colorado area to Bushton, Kansas.

•                  Buckeye Pipe Line Holdings, L.P. (“BPH”), which owns (or in certain instances leases from other Operating Subsidiaries) 59 refined petroleum and other products terminals with aggregate storage capacity of approximately 23.7 million barrels (of which 56 are included in Buckeye’s Terminalling and Storage segment and three are included in Buckeye’s Pipeline Operations segment) and 574 miles of pipelines in the Midwest, Southwest and West Coast.  BPH operates, through its subsidiary Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), pipelines in the Gulf Coast region for third parties.  BPH also holds minority stock interests in two Midwest refined petroleum products pipelines and a natural gas liquids pipeline system.

•                  Buckeye Gas Storage LLC (“Buckeye Gas”), which, through its subsidiary Lodi Gas, owns a natural gas storage facility in northern California.

•                  Buckeye Energy Holdings LLC (“Buckeye Energy”), which, through its subsidiary Buckeye Energy Services LLC, markets refined petroleum products in areas served by Buckeye’s pipelines and terminals and also owns five refined petroleum product terminals with aggregate storage capacity of 1.0 million barrels and other distribution assets located in northeastern and central Pennsylvania.

Business Development

Beginning in the fourth quarter of 2004 and continuing into 2008, Buckeye substantially expanded its business operations through acquisitions and equity investments of approximately $1.6 billion, the most recent of which are set forth below.

2008 Acquisitions and Equity Investments

Lodi Gas. On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas for approximately $442.4 million.  Lodi Gas owns and operates a major natural gas storage facility in northern California that currently provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines which service natural gas demand in the San Francisco and Sacramento areas.

Farm & Home.   On February 8, 2008, Buckeye acquired all of the member interests in Farm & Home for approximately $146.2 million and soon thereafter sold all of the acquired retail operations of Farm & Home, retaining only the wholesale operations.  Farm & Home was a major regional distributor of refined petroleum products in northeastern and central Pennsylvania and surrounding areas.

Niles and Ferrysburg, Michigan Terminals.  On February 19, 2008, Buckeye acquired a terminal in Niles, Michigan and a 50% ownership interest in a terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  The Niles and Ferrysburg terminals have an active storage capacity of 0.3 million barrels.

50% Member Interest in WesPac Pipelines - San Diego LLC.  Effective May 1, 2008, Buckeye purchased the 50% member interest in WesPac Pipelines - San Diego LLC (“WesPac San Diego”) from Kealine LLC (“Kealine”) not already owned by Buckeye for approximately $9.3 million.

Wethersfield, Connecticut Terminal.  On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million. The Wethersfield terminal has an active storage capacity of 0.3 million barrels.

Albany, New York Terminal. On August 28, 2008, Buckeye acquired an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC (the ‘‘Albany Terminal”).  The purchase price for the terminal was approximately $46.5 million, with an additional $1.5 million payable if the terminal’s operations meet certain performance goals over the three years following the consummation of the acquisition. The Albany Terminal has an active storage capacity of 1.8 million barrels.

West Texas LPG Pipeline Limited Partnership.  In 2008, Buckeye invested an additional $9.8 million in West Texas LPG Pipeline Limited Partnership as Buckeye’s pro-rata contribution for an expansion project to meet increased pipeline demand caused by increased liquid production in the Fort Worth basin and East Texas regions.

The following chart depicts BGH’s and Buckeye’s ownership structure as of December 31, 2008.

*Ownership percentages in the chart are approximate.

Business Activities

The following discussion describes the business activities of BGH’s operating segments for 2008, which are the same as Buckeye’s operating segments and include Pipeline Operations, Terminalling and Storage, Natural Gas Storage, Energy Services, and Other Operations. The Pipeline Operations and Energy Services segments derive a nominal amount of their revenue from U.S. governmental agencies.  Otherwise, none of BGH’s operating segments have contracts or subcontracts with the U.S. government.  All of BGH’s assets are located in the continental U.S.   Detailed information regarding revenues, operating income and total assets of each segment can be found in Note 24, Segment Information, to BGH’s consolidated financial statements.

Consolidated Revenue by Segment

	Consolidated Revenue and Percentage by Segment
	(Revenue in thousands)
	Year Ended December 31,
	2008		2007		2006
	Revenue	Percent	Revenue	Percent	Revenue	Percent
Pipeline Operations	$387,267	20.4%	$379,345	73.0%	$350,909	76.0%
Terminalling and Storage	119,155	6.3%	103,782	20.0%	81,267	17.6%
Natural Gas Storage	61,791	3.3%	—	0.0%	—	0.0%
Energy Services	1,295,925	68.3%	—	0.0%	—	0.0%
Other Operations	43,498	2.3%	36,220	7.0%	29,584	6.4%
Intersegment	(10,984)	-0.6%	—	0.0%	—	0.0%
Total	$1,896,652	100.0%	$519,347	100.0%	$461,760	100.0%

Pipeline Operations Segment

The Pipeline Operations segment owns and operates approximately 5,400 miles of pipeline that are located primarily in the Northeastern and upper Midwestern portions of the United States and services approximately 100 delivery locations. This segment transports refined petroleum products, including gasoline, jet fuel, diesel fuel, heating oil, kerosene and natural gas liquids, from major supply sources to terminals and airports located within end-use markets. The pipelines within this segment also transport other refined products, such as propane and butane, refinery feedstock and blending components. The segment’s geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

The Pipeline Operations segment conducts business without the benefit of exclusive franchises from government entities. In addition, Pipeline Operations generally operates as a common carrier, providing transportation services at posted tariffs and without long-term contracts.  Demand for the services provided by Pipeline Operations derives from end users for refined petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through Pipeline Operations’ pipelines. Factors affecting demand for refined petroleum products include price and prevailing general economic conditions.  Demand for the services provided by the Pipeline Operations segment is, therefore, subject to a variety of factors partially or entirely beyond their control.  Typically, this segment’s pipelines receive refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transport those products to other locations for a fee.

Buckeye transported an average of approximately 1,382,200 barrels of refined petroleum products per day in 2008.  The following table shows the volume and percentage of refined petroleum products transported by the Pipelines Operations segment over the last three years:

	Volume and Percentage of Refined Petroleum Products Transported (1)
	(Volume in thousands of barrels per day)
	Year Ended December 31,
	2008		2007		2006
	Volume	Percent	Volume	Percent	Volume	Percent
Gasoline	673.5	48.7%	717.9	49.6%	722.3	49.8%
Jet fuel	354.7	25.7%	362.7	25.1%	351.3	24.2%
Middle distillates (2)	304.2	22.0%	320.1	22.1%	324.2	22.4%
Natural gas liquids	20.9	1.5%	20.4	1.4%	19.8	1.4%
Other products	28.9	2.1%	26.3	1.8%	32.7	2.2%
Total	1,382.2	100.0%	1,447.4	100.0%	1,450.3	100.0%

(1)          Excludes local product transfers.

(2)          Includes diesel fuel, heating oil, kerosene, and other middle distillates.

Buckeye provides pipeline transportation service in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, and Tennessee. The geographical location and description of these pipelines is as follows:

Pennsylvania—New York—New Jersey

Buckeye Pipe Line serves major population centers in Pennsylvania, New York, and New Jersey through approximately 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Pennsylvania and Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). Buckeye leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial refined petroleum products terminals at Long Island City and Inwood, New York. These pipelines supply JFK Airport, LaGuardia Airport and Newark Airport with substantially all of each airport’s jet fuel requirements.

BPL Transportation’s pipeline system delivers refined petroleum products from Valero Energy Corporation’s (“Valero”) refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York.  A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania.  From Malvern, a pipeline segment delivers refined products to locations in upstate New York, while another segment delivers products to central Pennsylvania.  Two shorter pipeline segments connect Valero’s refinery to the Colonial pipeline system and the Philadelphia International Airport, respectively.

The Laurel pipeline system transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio

Buckeye Pipe Line and NORCO Pipe Line Company, LLC (“NORCO”), a subsidiary of BPH, transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio, and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit, and East Chicago, Indiana. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis, and South Bend, Indiana; Bay City, Detroit, and Flint, Michigan; Cleveland, Columbus, Lima, and Toledo, Ohio; and Pittsburgh, Pennsylvania.

Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the midwestern United States. Refined petroleum products are received at ConocoPhillips Company’s Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis, Missouri area, to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye Pipe Line’s pipeline in Lima, Ohio. At Buckeye’s tank farm located in Hartford, Illinois, one of Wood River’s pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to Buckeye’s 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana.   Wood River also owns an approximately 26-mile pipeline that extends from Marathon Pipe Line LLC’s (“Marathon”) Wood River Station in southern Illinois to a third party terminal in the East St. Louis, Missouri area.

Colorado—Kansas

Buckeye NGL transports natural gas liquids via an approximately 350-mile pipeline that extends generally from the Wattenberg, Colorado area to Bushton, Kansas.

Other Refined Products Pipelines

Buckeye Pipe Line serves Connecticut and Massachusetts through an approximately 112-mile pipeline that carries refined petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.  This pipeline also serves Bradley International Airport in Windsor Locks, Connecticut.

Everglades transports primarily jet fuel through an approximately 37-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport.  Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

WesPac Pipelines — Reno LLC (“WesPac Reno”) owns an approximately 3.0-mile pipeline serving the Reno/Tahoe International Airport.  WesPac San Diego owns an approximately 4.3-mile pipeline serving the San Diego International Airport.  WesPac Pipelines — Memphis LLC (“WesPac Memphis”) owns an approximately 11-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport.  WesPac Reno, WesPac San Diego and WesPac Memphis have terminal facilities with aggregate storage capacity of 0.5 million barrels.   Each of WesPac Reno, WesPac San Diego and WesPac Memphis was originally created as a joint venture between BPH and Kealine.   BPH currently owns 100% of WesPac Reno and WesPac San Diego.  BPH has a 75% ownership interest in WesPac Memphis and Kealine owns the remaining portion of WesPac Memphis.  As of December 31, 2008, Buckeye had provided $46.7 million in intercompany financing to WesPac Memphis.

Equity Investments

BPH owns a 25% equity interest in West Shore Pipe Line Company (“West Shore”).  West Shore owns an approximately 652-mile pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are major oil companies.  The pipeline had been operated under contract by Citgo Pipeline Company, but since January 1, 2009 the pipeline is operated under contract by Buckeye.

BPH also owns a 20% equity interest in WT LPG.   WT LPG owns an approximately 2,295-mile pipeline system that delivers raw mix natural gas liquids to Mont Belvieu, Texas for fractionation.   The natural gas liquids are delivered to the WT LPG pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields and plants located in west, central and east Texas.  The majority owner and the operator of WT LPG are affiliates of Chevron Corporation.

BPH also owns a 40% equity interest in Muskegon Pipeline LLC (“Muskegon”).  The majority owner and operator of Muskegon is Marathon.  Muskegon owns an approximately 170-mile pipeline that delivers petroleum products from Griffith, Indiana to Muskegon, Michigan.

Buckeye Pipe Line owns a 25% equity interest in Transport4, LLC (“Transport4”).  Transport4 provides an internet-based shipper information system that allows its customers, including shippers, suppliers, and tankage partners to access nominations, schedules, tickets, inventories, invoices, and bulletins over a secure internet connection.

Terminalling and Storage Segment

The Terminalling and Storage segment owns 56 terminals that provided bulk storage and throughput services with respect to refined petroleum products and other renewable fuels and has an aggregate storage capacity of approximately 23.3 million barrels of products.  Of Buckeye’s 56 terminals in the Terminalling and Storage segment, 42 are connected to Buckeye’s pipelines and 14 are not.   The property on which the terminals are located is owned by one of the Operating Subsidiaries with the exception of Albany Terminal, which is located on leased property.

The Terminalling and Storage segment’s terminals receive products from pipelines and, in certain cases, barges and railroads, and distribute them to third parties, who in turn deliver them to end-users and retail outlets.  This segment’s terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services that include the injection of various additives.  Typically, the Terminalling and Storage segment’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.

The segment’s terminals derive most of their revenues from various fees paid by customers.  A throughput fee is charged for receiving products into the terminal and delivering them to trucks, barges, or pipelines.  In addition to these throughput fees, revenues are generated by charging customers fees for blending with renewable fuels, injecting additives, and leasing terminal capacity to customers on either a short-term or long-term basis.  The terminals also derive revenue from recovering and selling vapors emitted during truck loading.

The table below sets forth the total average daily throughput for the Terminalling and Storage segment’s products terminals in each of the years presented:

	Average Barrels Per Day
	Year Ended December 31,
	2008	2007	2006

Products throughput	537,700	568,600	494,300

The following table sets forth the number of terminals and storage capacity in barrels by state for terminals reported in the Terminalling and Storage segment as of December 31, 2008:

State	Number of Terminals*	Storage Capacity
		(In thousands of barrels)
Connecticut	1	345
Illinois	7	2,779
Indiana	9	6,850
Massachusetts	1	106
Michigan	11	3,992
Missouri	2	345
New York	10	4,111
Ohio	8	2,871
Pennsylvania	4	1,131
Wisconsin	3	734
Total	56	23,264

* Additionally, Buckeye has three terminals which are included in the Pipelines Operations segment for reporting purposes.  There is a terminal in each of California (with storage capacity of 0.1 million barrels), Nevada (with storage capacity of 0.1 million barrels), and Tennessee (with storage capacity of 0.3 million barrels). Buckeye also has five terminals in Pennsylvania with an aggregate storage capacity of approximately 1.0 million barrels.  These terminals are included in the Energy Services segment for reporting purposes (as discussed below).

Natural Gas Storage Segment

The acquisition of Lodi Gas provided Buckeye with an opportunity to enter into the natural gas storage industry in northern California.  The operations of Lodi Gas are reported in a new operating segment referred to as Natural Gas Storage. The segment provides natural gas storage services through a facility located in northern California. Currently, the facility provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipeline system that services natural gas demand in the San Francisco and Sacramento, California areas.

The original Lodi Gas facility is located approximately 20 miles south of Sacramento, California.  Its two storage reservoirs have a working gas capacity of 17 Bcf and daily maximum injection and withdrawal capability of 400 million cubic feet per day (“MMcf/day”) and 500 MMcf/day, respectively, utilizing 15 wells and approximately 31 miles of pipeline.  Thirty-one miles of pipeline links the facility to an interconnect with Pacific Gas and Electric just north of Antioch, California.  The original Lodi Gas facility has been in operation since January 2002.

In January 2007, Lodi Gas completed the Kirby Hills Phase I expansion.  Kirby Hills is located approximately 30 miles west of Lodi in the Montezuma Hills, 9 miles southeast of Fairfield, California.  The Kirby Hills Phase I expansion added an additional working gas capacity of 5 Bcf and maximum injection and withdrawal capability of 50 MMcf/day utilizing 6 wells and approximately 6 miles of pipeline.  Six miles of pipeline links the facility to an interconnect with Pacific Gas and Electric approximately 6 miles west of Rio Vista, California.

Buckeye is near-completion of an expansion of Kirby Hills Phase I called Kirby Hills Phase II.  Kirby Hills Phase II will add an additional 11 Bcf of working gas storage capacity and provide an additional 100,000 MMcf/day of firm injection and 200,000 MMcf/day of firm withdraw.  Lodi Gas is projecting an in-service date for Kirby Hills Phase II of April 2009.

Lodi Gas’s operations are designed for an overall high deliverability natural gas storage service and have a proven track record of safe and reliable operations.  Lodi Gas is regulated by the California Public Utility Commission. All services have been, and will continue to be, contracted under Lodi Gas’s current California Public Utility Commission Tariff.

The Natural Gas Storage segment’s revenues consist of lease revenues and hub services revenues.  Lease revenues are charges for the reservation of storage space for natural gas. Generally customers inject natural gas in the fall and spring and withdraw it for winter and summer use.  Title to the stored gas remains with the customer. Hub services revenues consist of a variety of other storage services under interruptible storage agreements. The Natural Gas Storage segment does not trade or market natural gas.

Energy Services Segment

The acquisition of Farm & Home’s wholesale operations provided an opportunity for Buckeye to increase the utilization of Buckeye’s existing pipeline and terminal system infrastructure by marketing refined petroleum products in areas served by that infrastructure.  The wholesale operations of Farm & Home are reported in a new operating segment called Energy Services.

The Energy Services segment is a leading wholesale distributor of refined petroleum products in the northeastern United States. The segment’s products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment has five terminals with aggregate storage capacity of approximately 1.0 million barrels. Each terminal is equipped with multiple storage tanks and automated truck loading equipment that is available 24 hours a day.  The pipeline connections of these terminals allow the Energy Services segment to have direct access to the Philadelphia, New York, and Gulf Coast area supply points.  The property on which the terminals are located is owned by an Operating Subsidiary.

The Energy Services segment’s operations are segregated into three separate categories based on the type of fuel delivered and the delivery method:

•                  Wholesale Rack: liquid fuels and propane gas are delivered to distributors and large commercial customers.  These customers take delivery of the products using the Energy Services segment’s automated truck loading equipment to fill their own trucks.

•                  Wholesale Delivered: liquid fuels are delivered to commercial customers, construction companies, school districts, and trucking companies using the Energy Services segment’s tractor trailers and third-party carriers.

•                  Branded Gasoline: the Energy Services segment delivers gasoline and on-highway diesel fuel to independently owned retail gas stations under many leading gasoline brands.

Since the operations of the Energy Services segment expose Buckeye to commodity price risk, the Energy Services segment enters into derivative instruments to mitigate the effect of commodity price fluctuations on the segment’s inventory and fixed-priced sales contracts.  The fair value of Buckeye’s derivative instruments is recorded in Buckeye’s consolidated balance sheet, with the change in fair value recorded in earnings.  The derivative instruments the Energy Services segment uses consist primarily of futures contracts traded on the New York Mercantile Exchange for the purposes of hedging the outright price risk of its physical inventory and fixed-priced sales contracts. However, hedge accounting has not been elected for all of the Energy Services segment’s derivative instruments. In the cases in which hedge accounting has not been elected, changes in the fair values of the derivative instrument, which are included in cost of product sales, generally are offset by changes in the values of the fixed-priced sales contracts which are also derivative instruments whose changes in value are recognized in earnings.  The Energy Services segment records revenues when products are delivered.

Other Operations Segment

The Other Operations segment consists primarily of performing pipeline operation and maintenance services and pipeline construction services for third parties.  The Other Operations segment is a contract operator of pipelines owned in Louisiana, Ohio, and Texas by major chemical companies.  At December 31, 2008, the Other Operations segment had performance obligations under 15 operations and maintenance contracts to operate and maintain approximately 2,400 miles of pipeline.  Further, this segment owns an approximate 23-mile pipeline located in Texas and leases a portion of the pipeline to a third-party chemical company. The Other Operations segment also owns an approximate 63% interest in a crude butadiene pipeline between Deer Park and Port Arthur, Texas and owns and operates an ammonia pipeline located in Texas.  In addition, the Other Operations segment provides engineering and construction management services to major chemical companies in the Gulf Coast area.

Competition and Customers

Competitive Strengths

Buckeye believes that it has the following competitive strengths:

•                  It owns and operates high quality assets that are strategically located;

•                  It has stable, long-term relationships with its customers;

•                  It owns relatively predictable and stable fee-based businesses with opportunistic revenue generating capabilities;

•                  It maintains a conservative financial position with an investment-grade rating; and

•                  It has an experienced management team whose interests are aligned with those of Buckeye’s unitholders.

Pipeline Operations and Terminalling and Storage Segments

Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Pipeline Operations segment’s most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Pipeline Operations segment’s pipeline systems will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Pipeline Operations segment in particular locations.

The Pipeline Operations segment competes with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio, and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut, locations on the Ohio River such as Mt. Vernon, Indiana and Cincinnati, Ohio, and locations on the Mississippi River such as St. Louis, Missouri.

Trucks competitively deliver refined products in a number of areas served by the Pipeline Operations segment. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for smaller volumes in many local areas served by the Pipeline Operations segment. The availability of truck transportation places a significant competitive constraint on the ability of the Pipeline Operations segment to increase their tariff rates.

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

Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Pipeline Operations segment’s business is largely driven by the consumption of fuel in its delivery areas and the Pipeline Operations’ pipelines have numerous source points, MainLine Management does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Pipeline Operations segment.  Certain of Wood River’s pipelines emanate from a refinery owned by ConocoPhillips and located in the vicinity of Wood River, Illinois.  While these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery would have a negative impact on volumes delivered through these pipelines and the effects of a decline in volumes could have a material adverse effect on the business of the Pipeline Operations segment.

Many of the general competitive factors discussed above, such as demand for refined petroleum products and competitive threats from methods of transportation other than pipelines, also impact Buckeye’s Terminalling and Storage segment.  In addition, the Terminalling and Storage segment generally competes with other terminals in the same geographic market.   Many competitive terminals are owned by major integrated oil companies.  These major oil companies may have the opportunity for product exchanges that are not available to the Terminalling and Storage segment’s terminals.  While the Terminalling and Storage segment’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end users such as retail gas stations.

Natural Gas Storage Segment

The Natural Gas Storage segment competes with other storage providers, including local distribution companies (“LDCs”), utilities and affiliates of LDCs and other independent utilities in the northern California natural gas storage market. Certain major pipeline companies have existing storage facilities connected to their systems that compete with certain of the segment’s facilities. Third-party construction of new capacity, which has been proposed in northern California, could have an adverse impact on the segment’s competitive position.

Energy Services Segment

The Energy Services segment competes with pipeline companies, the major integrated oil companies, their marketing affiliates and independent gatherers, investment banks that have established a trading platform, and brokers and marketers of widely varying sizes, financial resources and experience.  Some of these competitors have capital resources greater than the Energy Services segment, and control greater supplies of refined petroleum products.

Other Operations

The Other Operations segment competes with independent pipeline companies, engineering firms, major integrated oil companies and chemical companies to operate and maintain pipelines for third-party owners.  In addition, in many instances it is more cost-effective for chemical companies to operate and maintain their own pipelines as opposed to contracting with the Other Operations segment to complete these tasks.  Numerous engineering and construction firms compete with the Other Operations segment for pipeline construction business.

Customers

For the year ended December 31, 2008, no customer contributed more than 10% of consolidated revenue to Buckeye and, therefore, to BGH.  However, in 2008 affiliates of Shell Oil Products U.S. (“Shell”) contributed 12% of the Pipeline Operations and Terminalling and Storage segments’ combined revenue.  Approximately 6% of this revenue was generated by Shell in each of the Pipeline Operations segment and in the Terminalling and Storage segment.  In 2007 and 2006, Shell contributed 10% and 11% of consolidated revenue, respectively.  Approximately 3% of 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment.  Approximately 5% of the 2006 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 6% of consolidated revenue was in the Terminalling and Storage segment.

Seasonality

The Pipeline Operations and Terminalling and Storage segments’ mix and volume of products transported and stored tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, these segments have been only moderately seasonal, with somewhat lower than average volumes being transported and stored during March, April and May and somewhat higher than average volumes being transported and stored in November, December and January.

The Energy Services segment’s mix and volume of product sales tends to vary seasonally, with the fourth and first quarter volumes generally being higher than the second and third quarters, primarily due to the increased demand for home heating oil in the winter months.

Employees

At December 31, 2008, BGH did not have any employees. Except as noted below, Buckeye’s Operating Subsidiaries are managed and operated by employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation (“Services Company”).  At December 31, 2008, Services Company had approximately 1,000 full-time employees, 188 of whom were represented by two labor unions.  Approximately 20 people are employed directly by Lodi Gas and 20 people are employed directly by a subsidiary of BPH.  Services Company is reimbursed by the Operating Subsidiaries for the cost of providing those employee services pursuant to a services agreement.  Services Company is reimbursed by the Operating Subsidiaries, pursuant to a services agreement, for the cost of providing employee services, provided, however, BGH reimburses Services Company for the compensation and benefit costs for the four highest salaried officers of Buckeye GP.  The Operating Subsidiaries have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

Buckeye makes capital expenditures in order to maintain and enhance the safety and integrity of its pipelines, terminals, storage facilities and related assets, to expand the reach or capacity of its pipelines and terminals, to improve the efficiency of its operations and to pursue new business opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

During 2008, Buckeye made approximately $122.4 million of capital expenditures, of which $28.9 million related to sustaining capital projects and $93.5 million related to expansion and cost reduction projects.

Buckeye expects to spend approximately $75.0 million to $100.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $55.0 million to $70.0 million is expected to relate to expansion and cost reduction projects.  Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Major expansion and cost reduction expenditures in 2009 will include the completion of the Kirby Hills Phase II expansion, the completion of the additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant currently under construction.

BGH does not make significant capital expenditures.

Regulation

General

The Operating Subsidiaries are subject to extensive laws and regulations as well as regulatory oversight by numerous federal, state, and local departments and agencies, many of which are authorized by statute to issue rules and regulations binding on the pipeline industry, related businesses and individual participants.  In some states, certain of the Operating Subsidiaries are subject to the jurisdiction of public utility commissions, which have authority over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets, and pipeline safety.  The failure to comply with such laws and regulations can result in substantial penalties.  The regulatory burden on Buckeye’s operations increases the Operating Subsidiaries’ cost of doing business and, consequently, affects Buckeye’s profitability.  However, except for certain exemptions that apply to smaller companies, neither MainLine Management nor Buckeye GP believes that the Operating Subsidiaries are affected in a significantly different manner by these laws and regulations than are Buckeye’s competitors.

Following is a discussion of certain laws and regulations affecting the Operating Subsidiaries.  However, you should not rely on such discussion as an exhaustive review of all regulatory considerations affecting the Operating Subsidiaries operations.

Rate Regulation

Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and NORCO operate pipelines subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act and the Department of Energy Organization Act.  FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and not unduly discriminatory. FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations.

The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index (currently the change in the Producer Price Index (“PPI”) plus 1.3%) that FERC believes reflects cost changes appropriate for application to pipeline rates.  Under FERC’s rules, as one alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.  The final rules became effective on January 1, 1995.

The tariff rates of Wood River, BPL Transportation, Buckeye NGL and NORCO are governed by the generic FERC index methodology, and therefore are subject to change annually according to the index.  If PPI +1.3% were to be negative, then Wood River, BPL Transportation, Buckeye NGL and NORCO could be required to reduce their rates if they exceed the new maximum allowable rate.  For example, at December 31, 2008, PPI +1.3% was calculated to be 7.6%.  Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC’s standards.

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

The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations.  FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line’s program.  MainLine Management cannot predict the impact that any change to Buckeye Pipe Line’s rate program would have on Buckeye Pipe Line’s operations.  Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

Laurel operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission.  Wood River operates a pipeline in intrastate service in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

Lodi Gas owns and operates a natural gas storage facility in northern California under a Certificate of Public Convenience and Necessity originally granted by the California Public Utilities Commission (“CPUC”) in 2000 and expanded in 2006 and 2008.  Under the Hinshaw exemption to the Natural Gas Act, Lodi Gas is not subject to FERC rate regulation, but is regulated by the CPUC and other state and local agencies in California.  Consistent with California regulatory policy, however, Lodi Gas is authorized to charge market-based rates and is not otherwise subject to rate regulation.

Environmental Regulation

The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although MainLine Management believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to Buckeye. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters.”

The Oil Pollution Act of 1990 (“OPA”) amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act (“CWA”), and other statutes, as they pertain to the prevention of and response to petroleum product spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for the discharge of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground.

Contamination resulting from spills or releases of refined petroleum products sometimes occurs in the petroleum pipeline industry. The Operating Subsidiaries’ pipelines cross numerous navigable rivers and streams.  Although MainLine Management believes that the Operating Subsidiaries comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to Buckeye.

The Resource Conservation and Recovery Act (“RCRA”), as amended, establishes a comprehensive program of regulation of “hazardous wastes.” Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes typically generated by pipeline operations are considered “hazardous wastes.”  Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could have a material adverse effect on Buckeye’s maintenance capital expenditures and operating expenses.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” governs the release or threat of release of a “hazardous substance.” Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to joint and several liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate “hazardous substances.”  As a result, to the extent a hazardous substance generated by the Operating Subsidiaries or their predecessors may have been released or disposed of in the past, the Operating Subsidiaries may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency (“EPA”), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a “hazardous substance,” the property or right-of-way of the Operating Subsidiaries may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites.  Accordingly, the Operating Subsidiaries may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air.  The Amendments required states to develop facility-wide permitting programs to comply with new federal programs. Existing operating and air-emission requirements like those currently imposed on the Operating Subsidiaries are being reviewed by appropriate state agencies in connection with the new facility-wide permitting program. It is possible that new or more stringent controls will be imposed on the Operating Subsidiaries through this program.

The Operating Subsidiaries are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines operated by the Operating Subsidiaries are subject to regulation by the United States Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), which governs the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. Buckeye has a drug and alcohol testing program that complies in all material respects with the regulations promulgated by the Office of Pipeline Safety and DOT.

HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing.  Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules.  All persons performing covered tasks were required to be qualified under the program by October 28, 2002.  Buckeye filed its written plan and has qualified its employees and contractors as required and requalified the employees under its plan in 2005.  On March 31, 2001, DOT’s rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective.  This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways.  Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop “Baseline Assessment Plans” for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators are now required to re-assess each affected segment in intervals not to exceed five years.  Buckeye has implemented an Integrity Management Program in compliance with the requirements of this rule.

In December 2002, the Pipeline Safety Improvement Act of 2002 (“PSIA”) became effective.  The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press.  Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation.  The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. Buckeye implemented a public education program that complies with these requirements and the requirements of the American Petroleum Institute Recommended Practice 1162.

The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”), which became effective on December 24, 2006, among other things, reauthorized HLPSA, strengthened damage prevention measures designed to protect pipelines from excavation damage, removed the exemption from regulation of pipelines operating at less than 20 percent of maximum yield strength in rural areas, and required pipeline operators to manage human factors in pipeline control centers, including controller fatigue.  While the PIPES Act imposed additional operating requirements on pipeline operators, MainLine Management does not believe that the costs of compliance with the PIPES Act are material, because many of the new requirements are already met in Buckeye’s existing programs.

MainLine Management believes that the Operating Subsidiaries currently comply in all material respects with HLPSA, the PSIA, the PIPES Act and other pipeline safety laws and regulations. However, the industry, including Buckeye, will incur additional pipeline and tank integrity expenditures in the future, and Buckeye is likely to incur increased operating costs based on these and other government regulations. During 2008, Buckeye’s integrity expenditures for these programs were approximately $17.7 million, of which $8.8 million was capitalized and $8.9 million was expensed.  Buckeye expects 2009 integrity expenditures for these programs to be approximately $28.5 million, of which approximately $10.8 million will be capitalized and $17.7 million will be expense.

The Operating Subsidiaries are also subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. MainLine Management believes that the Operating Subsidiaries’ operations comply in all material respects with OSHA requirements, including general industry standards, record-keeping, hazard communication requirements, training and monitoring of occupational exposure to benzene, asbestos and other regulated substances.

MainLine Management cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations could increase operating costs and impose additional capital expenditure requirements, but MainLine Management does not presently expect that such costs or capital expenditure requirements would have a material adverse effect on its results of operations or financial condition.

Buckeye Energy Services operates a fleet of trucks to transport refined petroleum products in connection with the Energy Services segment’s refined petroleum product marketing activities.  Buckeye Energy Services is licensed to perform both intrastate and interstate motor carrier services.  As a motor carrier, Buckeye Energy Services is subject to certain safety regulations issued by the DOT.  The trucking regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations.

Tax Considerations for Unitholders

This section is a summary of material tax considerations that may be relevant to holders (“Unitholders”) of BGH’s Common Units.  It is based upon the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), regulations promulgated thereunder and current administrative rulings and court decisions, all of which are subject to change.  Subsequent changes in such authorities may cause the tax consequences to vary substantially from the consequences described below.

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

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships (such as BGH) will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships of which 90% or more of its gross income for each taxable year consists of “qualifying income.”  Qualifying income includes interest (other than interest generated by a financial or insurance business), dividends, real property rents, gains from the sale or disposition of real property, and most importantly for Unitholders “income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber),” and gain from the sale or disposition of capital assets that produce such income.  BGH’s share of any such income from Buckeye also would constitute qualifying income to BGH.

Buckeye is engaged primarily in the refined petroleum products transportation business.  BGH believes that at least 90% or more of Buckeye’s current gross income constitutes, and has constituted, qualifying income and, accordingly, that Buckeye will continue to be classified as a partnership and not as a corporation for federal income tax purposes.  BGH’s only cash generating asset is its ownership interest in Buckeye GP, which owns general partner interests and incentive distributions rights in Buckeye and general partner interests in certain of Buckeye’s operating subsidiaries.  BGH believes that at least 90% or more of its current gross income constitutes, and has constituted, qualifying income and, accordingly, that BGH will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

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

If BGH were taxable as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, BGH’s items of income, gain, loss and deduction would be reflected only on BGH’s tax return rather than being passed through to the Unitholders, and BGH’s net income would be taxed to it at corporate rates. Moreover, if Buckeye were taxable as a corporation in any taxable year, BGH’s share of Buckeye’s items of income, gain, loss and deduction would not be passed through to BGH, and Buckeye would pay tax on its income at corporate rates.  If BGH or Buckeye were taxable as corporations, losses recognized by Buckeye would not flow through to BGH and losses recognized by BGH would not flow through to BGH’s Unitholders, as the case may be.  In addition, any distribution made by BGH to a Unitholder (or by Buckeye to BGH) would be treated as either taxable dividend income, to the extent of current or accumulated earnings and profits, or, in the absence of earnings and profits, a nontaxable return of capital, to the extent of the Unitholder’s tax basis in his Common Units (or BGH’s tax basis in BGH’s aggregate interest in Buckeye), or taxable capital gain, after the Unitholder’s tax basis in his Common Units (or BGH’s tax basis in BGH’s aggregate interest in Buckeye) is reduced to zero.  Accordingly, taxation of either BGH or Buckeye as a corporation would result in a material reduction in a Unitholder’s cash flow and after-tax return and thus would likely result in a substantial reduction of the value of the Common Units.

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

Potential U.S. Tax Legislation Change

In response to recent public offerings of interests in the management operations of private equity funds and hedge funds, members of Congress have considered substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code and changing the characterization of certain types of income received from partnerships.  In particular, one proposal would have recharacterized certain income and gain received with respect to “investment services partnership interests” as ordinary income for the performance of services, which may not be treated as qualifying income for publicly traded partnerships.  As such proposal is currently interpreted, a significant portion of BGH’s interests in Buckeye may be viewed as an investment services partnership interest.  Although MainLine Management is unable to predict whether the recently considered legislation, or any other proposals, will ultimately be enacted, the enactment of any such legislation could negatively impact the value of BGH’s Common Units.

Treatment of BGH’s Distributions

BGH’s distributions generally will not be taxable to a Unitholder for federal income tax purposes to the extent that the distributions do not exceed the tax basis of a Unitholder’s Common Units immediately before the distribution.  BGH’s cash distributions in excess of a Unitholder’s tax basis generally will be considered to be a gain from the sale or exchange of the Common Units.  Any reduction in a Unitholder’s share of BGH’s liabilities for which no partner, including MainLine Management, bears the economic risk of loss, known as “nonrecourse liabilities,” will be treated as a distribution of cash to that Unitholder.  To the extent BGH’s distributions cause a Unitholder’s “at risk” amount to be less than zero at the end of any taxable year, the Unitholder must recapture any losses deducted in previous years.

A decrease in a Unitholder’s percentage interest in BGH because of BGH’s issuance of additional Common Units will decrease such Unitholder’s share of BGH’s nonrecourse liabilities, and thus will result in a corresponding deemed distribution of cash.  This deemed distribution may constitute a non-pro rata distribution.  A non-pro rata distribution of money or property may result in ordinary income to a Unitholder, regardless of his tax basis in his Common Units, if the distribution reduces the Unitholder’s share of BGH’s “unrealized receivables,” including depreciation recapture, and/or substantially appreciated “inventory items,” both as defined in the Internal Revenue Code, and collectively, “Section 751 Assets.”  To that extent, the Unitholder will be treated as having been distributed his proportionate share of the Section 751 Assets and having exchanged those assets with us in return for the non-pro rata portion of the actual distribution made to him.  This latter deemed exchange will generally result in the Unitholder’s realization of ordinary income, which will equal the excess of (1) the non-pro rata portion of that distribution over (2) the Unitholder’s tax basis for the share of Section 751 Assets deemed relinquished in the exchange.

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

Loss Limitations

The deduction by a Unitholder of his share of BGH’s losses will be limited to the tax basis in his Common Units and, in the case of an individual Unitholder or a corporate Unitholder, if more than 50% of the value of the corporate Unitholder’s stock is owned directly or indirectly by five or fewer individuals or some tax-exempt organizations, to the amount for which the Unitholder is considered to be “at risk” with respect to BGH’s activities, if that is less than his tax basis.  A Unitholder must recapture losses deducted in previous years to the extent that distributions cause his at risk amount to be less than zero at the end of any taxable year.  Losses disallowed to a Unitholder or recaptured as a result of these limitations will carry forward and will be allowable as a deduction to the extent that his at-risk amount is subsequently increased, provided such losses do not exceed such Unitholder’s tax basis in his Common Units.  Upon the taxable disposition of a Common Unit, any gain recognized by a Unitholder can be offset by losses that were previously suspended by the at risk limitation but may not be offset by losses suspended by the basis limitation.  Any excess loss above that gain previously suspended by the at risk or basis limitations is no longer utilizable.

In general, a Unitholder will be at risk to the extent of the tax basis of his Common Units, excluding any portion of that basis attributable to his share of BGH’s nonrecourse liabilities, reduced by (i) any portion of that basis representing amounts otherwise protected against loss because of a guarantee, stop loss agreement or other similar arrangement and (ii) any amount of money he borrows to acquire or hold his Common Units, if the lender of those borrowed funds owns an interest in BGH, is related to the Unitholder or can look only to the Common Units for repayment.  A Unitholder’s at risk amount will increase or decrease as the tax basis of the Unitholder’s Common Units increases or decreases, other than tax basis increases or decreases attributable to increases or decreases in his share of BGH’s nonrecourse liabilities.

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

Deductibility of Interest Expense

The Internal Revenue Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer’s “net investment income.” Investment interest expense includes:

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

Allocation of Income, Gain, Loss and Deduction

In general, if BGH has a net profit, its items of income, gain, loss and deduction will be allocated among BGH’s Unitholders in accordance with their percentage interests in BGH.  If BGH has a net loss for the entire year, that loss will be allocated first to the Unitholders in accordance with their percentage interests in BGH to the extent of their positive capital accounts and, second, to BGH’s general partner, MainLine Management.

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

Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Common Units. The IRS has announced that it is studying issues relating to the tax treatment of short sales of partnership interests.

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

Tax Rates

In general, the highest effective United States federal income tax rate for an individual is currently 35% and the maximum United States federal income tax rate for net capital gains of an individual is currently 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010) if the asset disposed of was held for more than 12 months at the time of disposition.

Section 754 Election

BGH has made the election permitted by Section 754 of the Internal Revenue Code.  This election is irrevocable without the consent of the IRS.  The election will generally permit BGH to adjust a Common Unit purchaser’s tax basis in BGH’s assets (“inside basis”) under Section 743(b) of the Internal Revenue Code to reflect his purchase price.  This election does not apply to a person who purchases Common Units directly from us.  The Section 743(b) adjustment belongs to the purchaser and not to other Unitholders.  For purposes of this discussion, a Unitholder’s inside basis in BGH’s assets will be considered to have two components: (1) his share of BGH’s tax basis in BGH’s assets (“common basis”) and (2) his Section 743(b) adjustment to that basis.

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

Disposition of Common Units

A Unitholder will recognize gain or loss on a sale of Common Units equal to the difference between the amount realized and the Unitholder’s tax basis in the Common Units sold.  A Unitholder’s amount realized will be measured by the sum of the cash or the fair market value of other property received by him plus his share of BGH’s nonrecourse liabilities. Because the amount realized includes a Unitholder’s share of BGH’s nonrecourse liabilities, the gain recognized on the sale of Common Units could result in a tax liability in excess of any cash received from the sale.

Prior distributions from BGH in excess of cumulative net taxable income for a Common Unit that decreased a Unitholder’s tax basis in that Common Unit will, in effect, become taxable income if the Common Unit is sold at a price greater than the Unitholder’s tax basis in that Common Unit, even if the price received is less than the Unitholder’s original cost.

Except as noted below, gain or loss recognized by a Unitholder, other than a “dealer” in Common Units, on the sale or exchange of a Common Unit held for more than one year will generally be taxable as capital gain or loss.  Capital gain recognized by an individual Unitholder on the sale of Common Units held for more than 12 months will generally be taxed at a maximum rate of 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010).  However, a portion of this gain or loss will be separately computed and taxed as ordinary income or loss under Section 751 of the Internal Revenue Code to the extent attributable to assets giving rise to depreciation recapture or other “unrealized receivables” or to “inventory items” of BGH or Buckeye.  The term “unrealized receivables” includes potential recapture items, including depreciation recapture.  Ordinary income attributable to unrealized receivables, inventory items and depreciation recapture may exceed net taxable gain realized upon the sale of a Common Unit and may be recognized even if there is a net taxable loss realized on the sale of a Common Unit.  Thus, a Unitholder may recognize both ordinary income and a capital loss upon a sale of Common Units.  Net capital losses may offset capital gains and no more than $3,000 of ordinary income, in the case of individuals, and may only be used to offset capital gains in the case of corporations.

The IRS has ruled that a partner who acquires interests in a partnership in separate transactions must combine those interests and maintain a single adjusted tax basis for all those interests.  Upon a sale or other disposition of less than all of those interests, a portion of that tax basis must be allocated to the interests sold using an “equitable apportionment” method. Treasury Regulations under Section 1223 of the Internal Revenue Code allow a selling Unitholder who can identify Common Units transferred with an ascertainable holding period to elect to use the actual holding period of the Common Units transferred. Thus, according to the ruling, a Unitholder will be unable to select high or low basis Common Units to sell as would be the case with corporate stock, but, according to the Treasury Regulations, may designate specific Common Units sold for purposes of determining the holding period of units transferred.  A Unitholder electing to use the actual holding period of Common Units transferred must consistently use that identification method for all subsequent sales or exchanges of Common Units.  A Unitholder considering the purchase of additional Common Units or a sale of Common Units purchased in separate transactions is urged to consult his tax advisor as to the possible consequences of this ruling and application of the Treasury Regulations.

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

Although simplifying conventions are contemplated by the Internal Revenue Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing Treasury Regulations.  If this method is not allowed under the Treasury Regulations, or only applies to transfers of less than all of the Unitholder’s interest, BGH’s taxable income or losses might be reallocated among the Unitholders.  BGH is authorized to revise its method of allocation between Unitholders, as well as Unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

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

Constructive Termination

BGH will be considered to have been terminated for federal tax purposes if there is a sale or exchange of 50% or more of the total interests in BGH’s capital and profits within a twelve-month period.  For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once.  A constructive termination results in the closing of BGH’s taxable year for all Unitholders.  In the case of a Unitholder reporting on a taxable year other BGH’s taxable year, the closing of BGH’s taxable year may result in more than twelve months of BGH’s taxable income or loss being includable in his taxable income for the year of termination.  A constructive termination could result in an increase in the amount of taxable income to be allocated to BGH’s Unitholders if the termination results in a termination of Buckeye.  BGH would be required to make new tax elections after a termination, including a new election under Section 754 of the Internal Revenue Code, and a termination could result in a deferral of BGH’s deductions for depreciation.  A termination could also result in penalties if BGH were unable to determine that the termination had occurred.  Moreover, a termination might either accelerate the application of, or subject BGH to, any tax legislation enacted before the termination.

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

Foreign Unitholders

Non-resident aliens and foreign corporations, trusts or estates that own Common Units will be considered to be engaged in business in the United States on account of the ownership of Common Units.  As a consequence, they will be required to file U.S. federal tax returns to report their share of BGH’s income, gain, loss or deduction and pay U.S. federal income tax at regular rates on their share of BGH’s net income or gain.  Moreover, under rules applicable to publicly traded partnerships, BGH withholds at the highest applicable effective tax rate from cash distributions made quarterly to foreign Unitholders.  Each foreign Unitholder must obtain a taxpayer identification number from the IRS and submit that number to BGH’s transfer agent on a Form W-8BEN or applicable substitute form in order to obtain credit for these withholding taxes.  A change in applicable law may require BGH to change these procedures.

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

Regulated Investment Companies

A regulated investment company, or “mutual fund,” is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources, and net income derived from the ownership of an interest in a “qualified publicly traded partnership.”  MainLine Management expects that BGH will meet the definition of a “qualified publicly traded partnership.”

Available Information

BGH files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934.  The public can obtain any documents that BGH files with the SEC at http://www.sec.gov.  BGH also makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through BGH’s Internet website, www.buckeyegp.com.  BGH is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

You can also find information about BGH at the offices of the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site at www.nyse.com. The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of MainLine Management provided such certification to the NYSE in 2008 without qualification.  In addition, the certifications of MainLine Management’s Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to BGH’s Annual Report on Form 10-K.

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

The amount of cash that Buckeye can distribute to its partners each quarter, including the amount of incentive distributions, principally depends upon the amount of cash Buckeye generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•                  fluctuations in prices for refined petroleum and natural gas products and overall demand for such products in the United States in general, and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect petroleum product prices and demand);

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

Because of these factors, Buckeye may not have sufficient available cash each quarter to continue to pay distributions at the level of its most recent quarterly distribution of $0.8875 per limited partner unit (“LP Units”), or any other amount. You should also be aware that the amount of cash that Buckeye has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Buckeye may be able to make cash distributions during periods when Buckeye records losses and may not be able to make cash distributions during periods when Buckeye records net income. Please read “Risk Factors—Risks Inherent in Buckeye’s Business” for a discussion of risks affecting Buckeye’s ability to generate cash flow.

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

Buckeye may not continue to make quarterly distributions at its current level of $0.8875 per LP Unit, or may not distribute any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if Buckeye increases or decreases distributions to us, the timing and amount of such changes in our distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Buckeye. Factors such as reserves established by the board of directors of our general partner for our estimated general and administrative expenses of being a public company as well as other operating expenses, reserves to satisfy our debt service requirements, if any, and reserves for future distributions by us may affect the distributions we make to our Unitholders. Prior to making any distributions to our Unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could reduce the amount of available cash that we have to make distributions to our Unitholders.

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

Buckeye’s credit facility contains covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to us. The facility also contains covenants requiring Buckeye to maintain certain financial ratios. Buckeye is prohibited from making any distribution to Unitholders if such distribution would cause an event of default or otherwise violate a covenant under this facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” for more information about Buckeye’s credit facility.

Risks Inherent in Buckeye’s Business

Because we are directly dependent on the distributions we receive from Buckeye, risks to Buckeye’s operations are also risks to us. We have set forth below risks to Buckeye’s business and operations, the occurrence of which could negatively impact Buckeye’s financial performance and decrease the amount of cash it is able to distribute to us.

Changes in refined petroleum products demand and distribution may adversely affect Buckeye’s business.

Demand for the services provided by Buckeye’s Operating Subsidiaries depends upon the demand for refined petroleum products in the regions served. Prevailing economic conditions, price and weather affect the demand for refined petroleum products. Changes in transportation and travel patterns in the areas served by Buckeye’s pipelines also affect the demand for refined petroleum products because a substantial portion of the refined petroleum products transported by Buckeye’s pipelines and throughput at its terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for refined petroleum products, the business of Buckeye’s Operating Subsidiaries would be particularly susceptible to adverse effects because they operate without the benefit of either exclusive franchises from government entities or long-term contracts.

In addition, in December 2007, Congress enacted the “Energy Independence and Security Act of 2007,” which, among other provisions, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may have the impact over time of offsetting projected increases or reducing the demand for refined petroleum products in certain markets, particularly gasoline. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

Energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies also could adversely affect Buckeye’s business. We cannot predict or control the effect of these factors on Buckeye or us.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which Buckeye operates, resulting in reduced demand and increased price competition for Buckeye’s products and services. Buckeye’s operating results may also be affected by uncertain or changing economic conditions with certain regions, including the challenges that are currently affecting economic conditions in the entire United States. If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States, remain uncertain or persist, spread or deteriorate further, Buckeye may experience material impacts on its business, financial condition and results of operations.

Competition could adversely affect Buckeye’s operating results.

Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, Buckeye’s most significant competitors for large volume shipments are other existing pipelines, some of which are owned or controlled by major integrated oil companies. In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with Buckeye in particular locations.   For example, Buckeye is aware of a proposed pipeline system in the Rocky Mountain region that would compete directly with Buckeye NGL’s pipeline transportation services.  This competition could ultimately reduce the volumes of natural gas liquids that are transported by Buckeye NGL if the proposed pipeline system becomes operational.

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

Additionally, Buckeye’s Lodi natural gas storage facility competes primarily with other storage facilities in the storage of natural gas. Some of Buckeye’s competitors may have greater financial resources and access to greater supplies of natural gas than Buckeye’s Lodi facility does. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for the services Buckeye provides to its customers. Increased competition could reduce the volumes of natural gas stored by Buckeye and could adversely affect Buckeye’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.

Finally, Buckeye’s Energy Services segment buys and sells refined petroleum products in connection with its marketing activities, and must compete with the major integrated oil companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. Some of these companies have superior access to capital resources, which could affect Buckeye’s ability to effectively compete with them.

All of these competitive pressures could have a material adverse effect on Buckeye’s business, financial condition, results of operations, and cash flows, thereby reducing Buckeye’s ability to make distributions to its Unitholders, including us.

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

Some of the assets Buckeye has acquired have been used for many years to distribute, store or transport petroleum products. Releases of petroleum products into the environment that require remediation may have occurred prior to Buckeye’s acquisition from terminals or along pipeline rights-of-way. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller or for which indemnification from the seller is not available, it could adversely affect Buckeye’s financial position, results of operations, and cash flows.

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

Potential future acquisitions and expansions, if any, may affect Buckeye’s business by substantially increasing the level of Buckeye’s indebtedness and contingent liabilities and may increase Buckeye’s risks of being unable to effectively integrate these new operations.

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

Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and NORCO are interstate common carriers regulated by the FERC under the Interstate Commerce Act and the Department of Energy Organization Act. The FERC’s primary ratemaking methodology is price indexing. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye NGL and NORCO. The indexing method presently allows a pipeline to increase its rates by a percentage equal to the change in the annual producer price index for finished goods (“PPI”) plus 1.3%.  If the change in PPI +1.3% were to be negative, Buckeye could be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye NGL and NORCO if they exceed the new maximum allowable rate. In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus hampering Buckeye’s ability to recover its costs. Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC’s standards.

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

The Buckeye Pipe Line rate program was reevaluated by the FERC in July 2000, and was allowed to continue with no material changes. We cannot predict the impact, if any, that a change in the FERC’s method of regulating Buckeye Pipe Line would have on Buckeye’s operations, financial condition, results of operations, or cash flows.

Buckeye’s partnership status may be a disadvantage to it in calculating cost of service for rate-making purposes.

In the past, the FERC ruled that pass-through entities, like Buckeye, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates that are based on their cost of service. Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, the FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. The FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity’s public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity’s partners. Whether a pipeline’s ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. This policy was applied by the FERC in June 2005 with an order involving an unrelated pipeline limited partnership (“2005 Policy Statement”). The FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential income tax obligation during the periods at issue. In December 2005, the FERC reaffirmed its new income tax allowance policy as it applied to that pipeline. On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming the FERC’s 2005 Policy Statement, and on August 20, 2007, denied requests for rehearing. On December 26, 2007, the FERC issued an order on remand reaffirming and clarifying its 2005 Policy Statement. In orders concurrently issued, the FERC further found that complaints against oil pipeline rates challenging its income tax policy, as clarified, would not be considered.

A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of Buckeye’s Operating Subsidiaries. Whether a pipeline’s ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. If a challenge were brought and the FERC were to find that some of the indexed rates exceed levels justified by the cost of service, the FERC could order a reduction in the indexed rates and could require reparations. As a result, Buckeye’s results of operations could be adversely affected.

Environmental regulation may impose significant costs and liabilities on Buckeye.

Buckeye’s Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial environmental liabilities are inherent in Buckeye’s operations, and Buckeye cannot make any assurances that Buckeye’s Operating Subsidiaries will not incur material environmental liabilities. Additionally, Buckeye’s costs could increase significantly and Buckeye could face substantial liabilities, if, among other developments:

•                  environmental laws, regulations and enforcement policies become more rigorous; or

•                  claims for property damage or personal injury resulting from the operations of the Operating Subsidiaries are filed.

Existing or future state or federal government regulations relating to certain chemicals or additives in gasoline or diesel fuel could require capital expenditures or result in lower pipeline volumes and thereby adversely affect Buckeye’s results of operations and cash flows, thereby reducing Buckeye’s ability to make distributions to Unitholders, including us.

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

Buckeye’s pipeline operations are subject to regulation by the United States Department of Transportation. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas, or commercially navigable waterways. In response to these regulations, Buckeye’s Operating Subsidiaries conduct pipeline integrity tests on an ongoing and regular basis. Depending on the results of these integrity tests, Buckeye’s Operating Subsidiaries could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.

Buckeye’s business is exposed to credit risk, against which Buckeye may not be able to adequately protect.

Buckeye’s businesses are subject to the risks of nonpayment and nonperformance by its customers. Buckeye manages its exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent Buckeye’s policies and procedures prove to be inadequate, it could negatively affect Buckeye’s financial condition and results of operations.  Some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties.  In addition, volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us.

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

During 2007, the Department of Homeland Security promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to regulate the security of facilities considered to have “high risk” chemicals.  Buckeye has submitted to the Department of Homeland Security certain required information concerning its facilities in compliance with CFATS and, as a result, several of Buckeye’s facilities have been determined to be initially tiered as “high risk” by the Department of Homeland Security.  Due to this determination, Buckeye is required to prepare a security vulnerability assessment and possibly develop and implement site security plans required by CFATS.  At this time, BGH does not believe that compliance with CFATS will have a material effect on Buckeye’s business.

Buckeye’s operations are subject to operational hazards and unforeseen interruptions for which Buckeye may not be insured.

Buckeye’s operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond Buckeye’s control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in Buckeye’s operations. Buckeye’s Operating Subsidiaries’ operations are currently covered by property, casualty, workers’ compensation and environmental insurance policies. In the future, however, Buckeye may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If Buckeye were to incur a significant liability for which it was not fully insured, it could have a material adverse effect on Buckeye’s financial position, thereby reducing Buckeye’s ability to make distributions to its Unitholders, including us.

Buckeye may not realize the expected benefits from the acquisitions of Lodi Gas and Farm & Home.

Buckeye’s estimates regarding earnings, operating cash flow and capital expenditures resulting from the Lodi Gas or Farm & Home acquisitions may prove to be incorrect. Additionally, Buckeye may encounter difficulties in the assimilation of the new businesses, Buckeye may experience unanticipated inefficiencies or costs, and Buckeye may lose customers or key employees. In addition, both the gas storage business of Lodi Gas and the wholesale business of Farm & Home expand Buckeye’s operations and the types of businesses in which Buckeye engages, posing additional challenges in the integration of these new businesses.

Buckeye’s natural gas storage business depends on third party pipelines to transport natural gas.

Buckeye depends on Pacific Gas and Electric’s intrastate gas pipelines to move its customers’ natural gas to and from the Lodi facility. Any interruption of service or decline in utilization on the pipelines or adverse change in the terms and conditions of service for the pipelines could have a material adverse effect on the ability of Buckeye’s customers to transport natural gas to and from the Lodi facility, and could have a corresponding material adverse effect on Buckeye’s storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from Buckeye’s facilities could affect the utilization and value of Buckeye’s storage services.

A significant decrease in the production of natural gas could have a significant financial impact on Buckeye’s operations and cash flows.

Buckeye’s profitability is materially affected by the volume of natural gas stored by Buckeye. A material change in the supply or demand of natural gas could result in a decline in the volume of natural gas delivered to the Lodi facility for storage, thereby decreasing Buckeye’s revenues and operating income, and as a result, reducing Buckeye’s ability to make distributions to its Unitholders.

Buckeye’s results could be adversely affected by volatility in the price of refined petroleum products and the value of natural gas storage services.  In addition, Buckeye’s risk management policies cannot eliminate all commodity risk and any noncompliance with our risk management policies could result in significant financial losses.

Buckeye’s Energy Services segment buys and sells refined petroleum products in connection with its marketing activities. Buckeye’s Natural Gas Storage segment stores natural gas for, and loans natural gas to, its customers for fixed periods of time. If the values of refined petroleum products or natural gas storage services change in a direction or manner that Buckeye does not anticipate, Buckeye could experience financial losses from these activities. Furthermore, when prices increase rapidly and dramatically, Buckeye may be unable to promptly pass its additional costs to its customers, resulting in lower margins for Buckeye which could adversely affect its results of operations. Although Buckeye’s Natural Gas Storage segment does not purchase or sell natural gas, the value of natural gas storage services generally changes based on changes in the relative prices of natural gas over different delivery periods. Buckeye’s Energy Services segment follows risk management practices that are designed to minimize its commodity risk and Buckeye’s Natural Gas Storage segment has adopted risk management policies that are designed to manage the risks associated with its storage business. These practices and policies cannot, however, eliminate all price and price-related risks.

With respect to Buckeye’s Energy Services segment, it is Buckeye’s practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, Buckeye seeks to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third party users, such as wholesalers or retailers. While Buckeye’s hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  For example, any event that disrupts Buckeye’s anticipated physical supply could expose Buckeye to risk of loss resulting from price changes if Buckeye is required to obtain alternative supplies to cover these sales transactions. In addition, Buckeye is also exposed to basis risks in its hedging activities that arise when a commodity, such as ultra low sulfur diesel, is purchased at one pricing index but must be hedged against another commodity type, such as heating oil, because of limitations in the markets for derivative products. Buckeye is also susceptible to basis risk created when Buckeye hedges a commodity based on prices at a certain location, such as the New York Harbor, and enters into a sale or exchange of that commodity at another location, such as Macungie, Pennsylvania, where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.

Buckeye’s natural gas storage and petroleum product marketing activities also involve the risk of non-compliance with Buckeye’s risk management practices and policies. Buckeye cannot make any assurances that it will detect and prevent all violations of its risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by Buckeye’s employees or agents could result in significant financial losses.

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

We currently intend to grow primarily through the growth of Buckeye. While we are not precluded from pursuing business opportunities independent of Buckeye, Buckeye’s general partner, which is our wholly owned subsidiary, has fiduciary duties to Buckeye’s Unitholders which could make it difficult for us to engage in any business activity that is competitive with Buckeye. Those fiduciary duties are applicable to us because we control the general partner through our ability to elect all of its directors. Accordingly, we may be unable to diversify our sources of revenue in order to increase cash distributions to you.

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

Conflicts of interest may arise because of the relationships among Buckeye GP, Buckeye and us. Our general partner has fiduciary duties to manage our business in a manner beneficial to us and our Unitholders and the owner of our general partner. Simultaneously, certain of our general partner’s directors and all of its officers are also directors and officers of Buckeye GP, which has fiduciary duties to manage the business of Buckeye in a manner beneficial to Buckeye and Buckeye’s Unitholders. Our partnership agreement contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our general partner. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.

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

Our general partner shares administrative personnel with Buckeye’s general partner to operate both our business and Buckeye’s business. Our general partner’s officers, who are also the officers of Buckeye’s general partner, have responsibility for overseeing the allocation of time spent by administrative personnel on our behalf and on behalf of Buckeye. These officers face conflicts regarding these time allocations which may adversely affect our or Buckeye’s results of operations, cash flows, and financial condition. These allocations may not necessarily be the result of arms-length negotiations between Buckeye’s general partner and our general partner.

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

Tax Risks to Common Unitholders

Unitholders are urged to read the section entitled “Tax Considerations for Unitholders” for a more complete discussion of the expected material federal income tax consequences of owning and disposing of Common Units.

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

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which Buckeye conducts business or owns property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  Buckeye owns property and conducts business in a number of states in the United States.  Most of these states impose an income tax on individuals, corporations and other entities. As Buckeye makes acquisitions or expands its business, Buckeye may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax.  It is your responsibility to file all United States foreign, federal, state and local tax returns.

Buckeye has a subsidiary that is treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.

Buckeye conducts a portion of our operations through a subsidiary that is a corporation for federal income tax purposes.  Buckeye may elect to conduct additional operations in corporate form in the future.  The corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available for distribution to Buckeye and, in turn, impact Buckeye’s cash available for distribution.  If the IRS were to successfully assert that the corporate subsidiary has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, Buckeye’s cash available for distribution to its Unitholders, including us, would be further reduced.

Item 1B.         Unresolved Staff Comments

None.

Item 2.           Properties

BGH and Buckeye are managed primarily from two leased commercial business offices located in Breinigsville, Pennsylvania and Houston, Texas that are approximately 75,000 and 20,000 square feet in size, respectively.

In general, Buckeye’s pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Subsidiaries’ rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and Buckeye GP has no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land owned by the Operating Subsidiaries.  Buckeye has leases for subsurface underground gas storage rights and surface rights in connection with its operations in the Natural Gas Storage segment.

See Item 1 for a description of the location and general character of the Operating Subsidiaries’ material property.  BGH owns an insignificant amount of property.

MainLine Management and Buckeye GP believe that the Operating Subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Subsidiaries’ title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by MainLine Management or Buckeye GP to interfere materially with the conduct of the Operating Subsidiaries’ businesses.

Item 3.            Legal Proceedings

BGH, Buckeye and the Operating Subsidiaries, in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance.  Neither MainLine Management nor Buckeye GP are able to predict the timing or outcome of these claims and proceedings.

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

Although there is no material environmental litigation pending against BGH, Buckeye or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated.

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

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of Common Units during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item  5.                                Market for the Registrant’s Common Units, Related Unitholder Matters, and Issuer Purchases of Common Units

BGH’s Common Units are listed and traded on the New York Stock Exchange. The high and low sales prices of the Common Units in 2008 and 2007, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2008		2007
Quarter	High	Low	High	Low
First	$29.92	$21.65	$21.44	$16.45
Second	26.44	18.00	33.37	20.22
Third	22.70	13.35	39.89	27.45
Fourth	18.72	9.51	30.00	26.10

BGH has gathered tax information from its known Common and Management Unitholders and from brokers/nominees and, based on the information collected, BGH estimates its number of beneficial Common and Management Unitholders to be approximately 2,400 at December 31, 2008.

Cash distributions paid to Unitholders during 2007 and 2008 were as follows:

Record Date	Payment Date	Amount Per Common Unit
February 6, 2007	February 28, 2007	$0.225
May 7, 2007	May 31, 2007	0.240
August 6, 2007	August 31, 2007	0.250
November 5, 2007	November 30, 2007	0.265

February 5, 2008	February 29, 2008	0.285
May 9, 2008	May 30, 2008	0.300
August 8, 2008	August 29, 2008	0.310
November 7, 2008	November 28, 2008	0.320

On February 2, 2009, the Board of Directors of MainLine Management approved a quarterly distribution of $0.33 per Common Unit that was paid on February 27, 2009, to Unitholders of record on February 12, 2009.  Total cash distributed to Unitholders on February 27, 2009 was approximately $9.3 million.

Item 6.        Selected Financial Data

The following table presents summary historical consolidated financial data for BGH as of December 31, 2008, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2008, 2007, 2006 and 2005 and the period from May 4, 2004 through December 31, 2004, along with such information for Glenmoor Ltd. (“Glenmoor”), as the predecessor of MainLine L.P. (“MainLine”), for the period from January 1, 2004 through May 4, 2004.  BGH’s predecessor, MainLine, acquired the general partner interests of Buckeye on May 4, 2004.  Prior to May 4, 2004, Buckeye’s general partner interests were owned by Glenmoor.  The information in the table for all periods is derived from the audited financial statements of BGH or Glenmoor, as appropriate.

Because BGH owns and controls the general partner of Buckeye, the statements reflect BGH’s ownership interest in Buckeye on a consolidated basis, which means that Buckeye’s financial results are consolidated with BGH’s financial results. The financial statements of Services Company, which employs the employees who manage and operate BGH and Buckeye, are also consolidated into BGH’s financial statements. BGH has no separate operating activities apart from those conducted by Buckeye, and its cash flows consist primarily of incentive distributions from Buckeye with respect to the partnership interests that BGH owns. Accordingly, the summary historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of Buckeye. The limited partner interests in Buckeye not owned by BGH or its affiliates are reflected as a liability on BGH’s balance sheet and the non-affiliated partners’ share of income from Buckeye is reflected as an expense in BGH’s results of operations.

The summary historical consolidated financial data for the periods presented reflects the effect of the asset acquisitions Buckeye made during these periods from the date of each acquisition, but not on a pro forma or full period basis.

	Buckeye GP Holdings L.P.					Glenmoor (1)
	Year Ended	Year Ended	Year Ended	Year Ended	May 4 to	January 1
	December 31,	December 31,	December 31,	December 31,	December 31,	to May 4,
	2008	2007	2006	2005	2004	2004
	(In thousands, except per unit amounts)
Income Statement Data:
Revenue (2)	$1,896,652	$519,347	$461,760	$408,446	$226,014	$97,529
Depreciation and amortization	50,834	40,236	39,629	32,408	15,158	6,388
Operating income (2)	246,492	195,353	164,873	155,869	80,765	35,088
Interest and debt expense	75,410	51,721	60,702	55,366	28,212	9,756
Premium paid on retirement of debt (3)	—	—	—	—	—	3,531
Non-controlling interest expense (2)	154,146	129,754	103,066	99,704	55,310	22,830
Net income	26,477	22,921	8,734	6,986	1,203	1,124
Net income from Aug. 9 to Dec. 31, 2006	—	—	2,599	—	—	—
Units outstanding - diluted	28,300	28,300	28,300	—	—	—
Net income per unit - diluted (4)	$0.94	$0.81	$0.09	—	—	—
Distributions per unit	$1.22	$0.98	$0.13	—	—	—

	Buckeye GP Holdings L.P.
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Total assets (2)	$3,263,097	$2,354,326	$2,212,585	$2,040,832	$1,747,758
Total debt, including current portion	1,555,719	869,463	1,020,449	1,104,660	1,015,225
Total partners’ capital or equity	232,060	238,330	240,617	80,442	67,980

(1)          BGH’s predecessor, MainLine, acquired the general partner interests of Buckeye, and commenced operations, on May 4, 2004. Financial information for Glenmoor includes that of the general partner of Buckeye and its subsidiaries for the periods presented prior to their acquisition by MainLine.

(2)          Substantial increases in revenue, operating income, non-controlling interest expense, and total assets resulted from the acquisitions of Lodi Gas and Farm & Home in 2008.  See Note 3 to BGH’s consolidated financial statements for a further discussion.

(3)          Net income for the period of January 1 to May 4, 2004 includes an expense of $3.5 million related to a yield maintenance premium paid on the retirement of Glenmoor’s term loan which was repaid on May 4, 2004.

(4)          Net income per unit - diluted is presented only for the period since August 9, 2006, the date BGH became a public company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of its liquidity and capital resources and other related matters.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

BGH owns and controls Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded limited partnership.  BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”).  BGH’s only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

•                  the incentive distribution rights in Buckeye;

•                  the indirect ownership of the general partner interests in certain of Buckeye’s operating subsidiaries (representing an approximate 1% interest in each of such operating subsidiaries );

•                  the general partner interests in Buckeye (representing 243,914 general partner units (the “GP Units”), or an approximate 0.5% interest in  Buckeye); and

•                  80,000 Buckeye limited partner units (“LP Units”).

The incentive distribution rights noted above entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of LP Units (each, a “Unitholder”) when target distribution levels for each quarter are exceeded. The 2,573,146 LP Units originally issued to Buckeye’s Employee Stock Ownership Plan are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP Unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible Unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP Unit.

BGH’s earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s Unitholders. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate earnings and cash flows beyond its working capital requirements.

The following table summarizes BGH’s cash received for the years ended December 31, 2008, 2007 and 2006 as a result of its partnership interests in Buckeye:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Incentive payments from Buckeye	$38,895	$29,978	$24,866
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	1,131	1,292	1,348
Distributions from the ownership of 243,914 of Buckeye’s GP Units	835	786	738
Distributions from the ownership of 80,000 of Buckeye’s LP Units	274	258	242
	$41,135	$32,314	$27,194

On August 9, 2006, in connection with BGH’s initial public offering of its common units (“Common Units”), Buckeye and Buckeye GP amended and restated their incentive compensation agreement. On or about the same time, Buckeye GP also entered into an amended and restated partnership agreement for Buckeye.  These amendments assigned Buckeye’s incentive distribution payments to Buckeye GP and recharacterized those same payments as capital distributions from Buckeye rather than incentive distribution expense to Buckeye.

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

Prior to these amendments, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s LP Units that it owns and its general partner interests in certain of Buckeye’s operating subsidiaries and (iii) the senior administrative charge.  Commencing with these amendments, BGH recognizes its share of Buckeye’s income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye’s net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and Buckeye’s operating subsidiaries.

If these changes had been in effect for all of 2006, the net income for 2006 would have been reduced by approximately $10.8 million. Of this amount, $1.2 million relates to the senior administrative charge and $9.6 million relates to the difference between income recognition for incentive compensation after the amendments of the incentive compensation agreement and the partnership agreement compared to the amount that was recognized prior to such amendments.

Buckeye Partners, L.P.

Buckeye’s primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement Buckeye’s existing asset base, improve operating efficiencies, and allow increased cash distributions to its unitholders.

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

On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. (“Lodi Gas”).  Lodi Gas owns and operates a natural gas storage facility in northern California.  Lodi Gas currently provides approximately 33 billion cubic feet (“Bcf”) of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC (“Farm & Home”), a seller of refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008. On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), with BES continuing as the surviving entity.  This merger did not impact the operations of Buckeye.

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 26 for a more detailed discussion of Buckeye’s operating segments.

Major items impacting Buckeye’s results and, therefore, BGH’s results in 2008 include:

Income Statement

•                  Contributions from Buckeye’s Lodi Gas and Farm & Home acquisitions in January and February 2008, respectively, as well as five additional terminal acquisitions in the Terminalling and Storage and Pipeline Operations segments in 2008.  Buckeye also made three terminal acquisitions in the Terminalling and Storage segment during 2007;

•                  An increase in costs and expenses primarily associated with additional operations resulting from internal growth projects and acquisitions; and

•                  A reduction in Pipeline Operations product transportation volumes of 4.5% in 2008 as compared to 2007.

Balance Sheet and Capital Structure

•                  Buckeye’s completion of the seven acquisitions in 2008 as set forth above for aggregate consideration of approximately $667.5 million that were financed with a combination of debt and equity;

•                  Buckeye’s capital expenditures for internal growth projects of $93.5 million;

•                  Buckeye’s sale of $300.0 million aggregate principal amount of 6.05% Notes due 2018 for net proceeds of $298.0 million;

•                  Buckeye’s sale of approximately 2.6 million limited partner units in 2008 for net proceeds of approximately $113.1 million; and

•                  Buckeye’s replacement of an existing working capital facility assumed in the Farm & Home acquisition with a new $175.0 million working capital facility that matures in May 2011.

Results of Operations

The results of operations discussed below principally reflect the activities of Buckeye. Because the accompanying consolidated financial statements of BGH include the consolidated results of Buckeye, BGH’s consolidated statements are substantially similar to Buckeye’s except as noted below:

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

Consolidated Summary

BGH’s revenues, operating income and net income increased in 2008 compared to 2007, and 2007 compared to 2006, primarily due to the expansion of Buckeye’s operations through acquisitions and to increases in interstate pipeline tariff rates and terminalling throughput fees.  Overall pipeline volumes have declined by 4.5% in 2008 as compared to 2007 and 0.2% in 2007 as compared to 2006.

Summary operating results for BGH were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue	$1,896,652	$519,347	$461,760
Costs and expenses	1,650,160	323,994	296,887
Operating income	246,492	195,353	164,873
Other income (expenses)	(73,857)	(50,231)	(59,292)
Income before equity income and non-controlling interest expense	172,635	145,122	105,581
Equity income	7,988	7,553	6,219
Non-controlling interest expense	(154,146)	(129,754)	(103,066)
Net income	$26,477	$22,921	$8,734

Segment Results

Revenues, operating income, total costs and expenses and depreciation and amortization by operating segment for each of the three years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues:
Pipeline Operations	$387,267	$379,345	$350,909
Terminalling and Storage	119,155	103,782	81,267
Natural Gas Storage	61,791	—	—
Energy Services	1,295,925	—	—
Other Operations	43,498	36,220	29,584
Intersegment	(10,984)	—	—
Total	$1,896,652	$519,347	$461,760

Operating Income:
Pipeline Operations	$149,349	$146,878	$133,039
Terminalling and Storage	52,133	40,581	25,879
Natural Gas Storage	32,235	—	—
Energy Services	5,905	—	—
Other Operations	6,870	7,894	5,955
Total	$246,492	$195,353	$164,873

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$237,918	$232,468	$217,870
Terminalling and Storage	67,022	63,200	55,388
Natural Gas Storage	29,556	—	—
Energy Services	1,290,020	—	—
Other Operations	36,628	28,326	23,629
Intersegment	(10,984)	—	—
Total	$1,650,160	$323,994	$296,887

Deprecation and amortization:
Pipeline Operations	$35,188	$32,996	$32,809
Terminalling and Storage	6,051	5,610	5,180
Natural Gas Storage	4,599	—	—
Energy Services	3,386	—	—
Other Operations	1,610	1,630	1,640
Total	$50,834	$40,236	$39,629

2008 Compared to 2007

Total revenues for the year ended December 31, 2008 were $1,896.7 million, approximately $1,377.3 million greater than total revenue for the same period in 2007.  Of the $1,377.3 million increase, $61.8 million and $1,295.9 million resulted from the operations of the Natural Gas Storage and Energy Services segments, respectively.  The balance of the revenue improvement was attributable to the remaining reporting segments as discussed below.

Revenues

Pipeline Operations:

Revenues from Pipeline Operations were $387.3 million in 2008, which is an increase of $7.9 million or 2.1% from the corresponding period in 2007.  This increase was primarily the result of:

•                  An increase in incidental revenues of $4.7 million principally related to a product supply arrangement along with an increase of $1.5 million relating to additional construction management and rental revenues; and

•                  Transportation revenue increased by $1.2 million in 2008 compared to 2007 primarily as a result of tariff increases implemented on May 1, 2008 and July 1, 2008. The benefit of the tariff increases were substantially offset by reduced product volumes in 2008 as compared to 2007.  Management believes the reduced volumes in the 2008 fiscal year were caused primarily by reduced demand for gasoline resulting from higher retail gasoline prices, reduced production at ConocoPhillips’ Wood River Refinery due to maintenance activities, and the continued introduction of ethanol into retail gasoline products as well as reduced demand for distillates resulting from higher retail distillate prices and the slowdown in the U.S. economy.  Total product volumes declined by 4.5% in 2008 compared to 2007.

Product volumes transported for each of the three years ended December 31 were as follows:

	Average Barrels Per Day
Product	2008	2007	2006
Gasoline	673,500	717,900	722,300
Distillate	304,200	320,100	324,200
Jet Fuel	354,700	362,700	351,300
LPG’s	17,500	19,300	22,500
Natural gas liquids	20,900	20,400	19,800
Other products	11,400	7,000	10,200
Total	1,382,200	1,447,400	1,450,300

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $119.2 million in 2008, which is an increase of $15.4 million or 14.8% from the corresponding period in 2007. This increase was primarily the result of:

•                  Incremental revenue of $6.5 million due to the acquisitions of the Niles, Michigan, Ferrysburg, Michigan, Wethersfield, Connecticut, and Albany, New York terminals in 2008  (see Note 3 to Buckeye’s consolidated financial statements), combined with the effect of having a full year of revenue in 2008 from the six terminals that were acquired at various times in the first quarter of 2007;

•                  An approximate $6.1 million increase in revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 5.4% decline in throughput volumes, caused in part by increased commodity prices, in 2008 compared to 2007; and

•                  $2.8 million from the settlement of a dispute with a customer regarding product handling charges.

Average daily throughput for all refined petroleum products terminals for the three years ended December 31 was as follows:

	Average Barrels Per Day
	Year Ended December 31,
	2008	2007	2006

Products throughput	537,700	568,600	494,300

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $61.8 million in 2008.  Approximately 70.2% of this revenue represented firm storage revenues and 29.8% represented hub services revenues. Substantially all of this revenue was derived from Lodi Gas’s operations, which Buckeye acquired on January 18, 2008.

Energy Services:

Revenue from the Energy Services segment was $1,295.9 million in 2008.  Substantially all of this revenue was derived from Farm & Home’s legacy wholesale operations, which Buckeye acquired on February 8, 2008.  During 2008, approximately 13.1 million barrels of products were sold.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $43.5 million in 2008, which is an increase of $7.3 million or 20.1% compared to 2007.  The revenue increase in 2008 was primarily the result of an increase of $7.0 million in construction management revenue related to construction contracts that were substantially completed at December 31, 2008.  These construction activities are principally conducted on a time and material basis.

Operating Expenses

Costs and expenses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Costs and Expenses
	2008	2007	2006
	(In thousands)
Cost of product sales	$1,274,135	$10,473	$9,637
Payroll and payroll benefits	110,976	97,824	91,886
Depreciation and amortization	50,834	40,236	39,629
Outside services	44,651	39,666	34,543
Operating power	30,256	31,317	28,967
Property and other taxes	24,722	22,766	21,251
Insurance and casualty losses	18,042	14,396	11,543
Construction management	16,725	11,007	8,390
Supplies	9,939	11,099	7,888
Rentals	20,170	11,730	10,295
All other	49,710	33,480	32,858
Total	$1,650,160	$323,994	$296,887

Cost of product sales was $1,274.1 million in 2008, which is an increase over 2007 of $1,263.7 million.  Approximately $1,260.5 million of the increase was attributable to products sold by the Energy Services segment.  The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $111.0 million in 2008, an increase of $13.2 million compared to 2007.  The Natural Gas Storage and Energy Services segments added $4.1 million and $7.3 million of payroll and payroll benefits expense in 2008, respectively, and an additional increase of $0.8 million was due to the acquisitions of certain terminals in 2008.  Increases in salaries, wages, and incentive compensation of $4.4 million in 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations.  These increases were offset by various reductions in payroll benefits of approximately $2.5 million.  BGH’s payroll expense increased by $1.0 million due to accruals related to executive compensation paid by BGH and charges for the equity incentive plan of BGH GP Holdings, LLC (“BGH GP”).  ESOP related costs decreased by $2.6 million in 2008 as compared to 2007.

Depreciation and amortization expense was $50.8 million in 2008, which is an increase of $10.6 million over 2007. The operations of the Natural Gas Storage and the Energy Services segments added $5.0 million and $3.7 million of depreciation and amortization expense in 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing expansion capital program.

Outside services costs were $44.7 million in 2008, which is an increase of $5.0 million over 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $4.2 million and $1.1 million of outside services costs in 2008, respectively.  Of the Natural Gas Storage segment’s $4.2 million of outside services costs, approximately $3.2 million related to well work-over costs.  Another approximately $2.4 million is due to increases in activity on operations and maintenance contracts.  The increase in outside services costs were offset by a $2.9 million decrease in pipeline and terminal maintenance activities compared to 2007, when Buckeye experienced a particularly large concentration of these expenses. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $30.3 million for 2008, which is a decrease of $1.1 million from 2007.  The decrease is primarily due to lower volumes transported.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $24.7 million in 2008, an increase of $2.0 million compared to 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $2.4 million and $0.7 million, respectively, in 2008.  These increases were offset by a decrease of $0.6 million due to refunds received for property tax settlements and the phasing out of personal property taxes in Ohio.

Insurance and casualty losses were $18.0 million for 2008, which is an increase of $3.6 million from 2007.  Insurance costs increased by $0.7 million, which is primarily due to the operations of the Natural Gas Storage and Energy Services segments.  Casualty losses increased by $3.0 million in 2008, which is due to an increase of $2.5 million in the cost of remediating environmental incidents compared to 2007, as well as $0.5 million related to a product contamination incident that occurred in the third quarter of 2008.

Construction management costs were $16.7 million in 2008, which is an increase of $5.7 million over 2007.  The increase in 2008 was primarily the result of an increase in construction contracts that were substantially completed at December 31, 2008.

Supplies expense was $9.9 million for 2008, which is a decrease of $1.2 million from 2007.  The decrease is primarily due to a decrease in terminal additive expense related to decreased throughput volumes at Buckeye’s terminals.

Rental expense was $20.2 million in 2008, which is an increase of $8.4 million from 2007.  The operations of the Natural Gas Storage and Energy Services segments added $7.3 million and $0.6 million of rental expense in 2008, respectively. Approximately $4.6 million of the 2008 rental expense is a non-cash charge.

All other costs were $49.7 million in 2008, an increase of $16.2 million compared to the same period in 2007.  The operations of the Natural Gas Storage and Energy Services segments added $3.6 million and $6.8 million of other costs, respectively, in 2008.  Professional fees increased by $2.5 million due to corporate expenses associated with the integration of Buckeye’s acquisitions throughout the 2008 fiscal year.  The remainder of the increases related to various other pipeline operating costs.  Professional fees at BGH increased by $1.6 million due to fees incurred in connection with the tender offer for the outstanding BGH Common Units made by BGH GP in the latter part of 2008, which tender offer was subsequently withdrawn.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Attributable to Buckeye	$1,643,031	$317,267	$284,693
Elimination of Buckeye deferred charge	(4,698)	(4,698)	(4,698)
Elimination of Buckeye senior administrative charge	—	—	(1,154)
Net effect of ESOP charges	2,517	5,069	5,997
Attributable to BGH	9,310	6,356	12,049
Total	$1,650,160	$323,994	$296,887

Amounts attributable to BGH consist of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Payroll and payroll benefits	$5,000	$3,975	$7,370
Professional fees	3,172	1,485	3,633
Other	1,138	896	1,046
Total	$9,310	$6,356	$12,049

Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye, which is the responsibility of BGH pursuant to an Exchange Agreement, as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH.  Effective January 1, 2009, Buckeye and its subsidiaries have agreed to pay for all the executive compensation and benefits of the four highest paid executives in return for an annual fixed payment from BGH in the amount of $3.6 million.  BGH’s payroll expense increased by $1.0 million due to accruals related to executive compensation and charges for BGH GP’s equity incentive plan.  Non-recurring professional fees in 2008 include approximately $1.6 million due to fees incurred in connection with the tender offer for outstanding BGH Common Units made by BGH GP in the latter part of 2008, which tender offer was subsequently withdrawn.  Other costs include certain state franchise taxes, insurance costs, depreciation and miscellaneous other expenses.

Other income (expense) for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Investment income	$1,553	$1,490	$1,410
Interest and debt expense	(75,410)	(51,721)	(60,702)
Total	$(73,857)	$(50,231)	$(59,292)

Investment income for 2008 was consistent with investment income generated during 2007. Interest and debt expense was $75.4 million for 2008, which is an increase of $23.7 million from 2007.  Approximately $17.7 million of the increase was attributable to expenses associated with Buckeye’s 6.05% Notes due 2018 (the “6.05% Notes”) which were issued by Buckeye in January 2008.  The remainder of the increase is due to interest expense related to working capital requirements of the Energy Services segment and amounts outstanding under Buckeye’s Credit Facility, as defined below.

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

Revenues

Pipeline Operations:

Revenue from Pipeline Operations was $379.3 million in 2007 compared to $350.9 million in 2006. The revenue increase in Pipeline Operations in 2007 of $28.4 million or 8.1% was primarily the result of:

•                  An approximate $21.1 million net increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 4.3% implemented on July 1, 2007,  a market-based tariff increase of approximately 4.5% implemented on May 1, 2007, and an increase of 3.3% in jet fuel volumes delivered;

•                  Incremental revenue of approximately $4.0 million in 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport in April 2006;

•                  An approximate $2.3 million reduction in revenue representing the settlement of overages and shortages on product deliveries;

•                  Recognition and collection of approximately $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer; and

•                  Incremental revenue of $1.7 million for the entire 2007 fiscal year from a natural gas liquids pipeline as compared to eleven months of revenue in 2006 from a natural gas liquids pipeline which was acquired by Buckeye on January 31, 2006.

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

•                  Additional revenue of $6.7 million in 2007 compared to 2006 primarily due to the acquisition of six terminals in 2007, as more fully described in Note 4 to the accompanying consolidated financial statements; and

•                  Additional revenue of $2.0 million in 2007 compared to 2006 due to the commencement of certain butane blending agreements in the latter part of 2006 that continued through the entire 2007 fiscal year.

Other Operations:

Revenue from Other Operations was $36.2 million for the year ended December 31, 2007 compared to $29.6 million in 2006. The revenue increase in Other Operations of $6.6 million or 22.3% was primarily the result of:

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

Operating Expenses

Cost of product sales was $10.5 million in 2007, which is an increase over 2006 of $0.8 million.  The increase was associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $97.8 million for the year ended December 31, 2007, an increase of $5.9 million compared to the same period in 2006.  Increases in salaries and wages of $7.0 million were attributed to an increase in the number of employees and overtime pay due to Buckeye’s expanded operations and higher wage rates.  In 2007, Buckeye experienced an increase of $2.4 million in employee incentive compensation expense.  Payroll and payroll benefits also increased due to a decrease in capitalized payroll and payroll benefits of $1.3 million.  Approximately $1.1 million of payroll and payroll benefit expense related to recent acquisitions.  Buckeye experienced an increase of $0.9 million in major medical costs in 2007.    In addition, BGH’s payroll expense also increased by $0.6 million due to non-cash unit based compensation expense related to BGH GP’s compensation plan.  These increases were offset by a decrease of $3.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.  Payroll and payroll benefits costs further decreased by $2.4 million due to a decrease in non-cash unit based compensation due to the vesting of its Management Units in connection with BGH’s initial public offering of BGH’s Common Units (“IPO”).   BGH expensed $1.1 million and $3.5 million related to its Management Units in 2007 and 2006, respectively.  In 2006, BGH paid one-time bonuses of $2.0 million to executives in connection with the completion of BGH’s IPO.

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

Supplies expense was $11.1 million in 2007, an increase of $3.2 million from 2006.  Approximately $2.2 million of the increase is due an increase in use of terminal additives as a result of increased activity at Buckeye’s terminals.   The remainder of the increase is due to higher consumption of other supplies needed to operate Buckeye’s pipelines and terminals in general.

Rental expense increased by $1.4 million from $10.3 million for the year ended December 31, 2006 to $11.7 million for the same period in 2007.  Approximately $0.8 million of the increase is related to higher office rent due to Buckeye’s relocation of its corporate offices in 2006.  The remainder of the increase is principally due to increases in rights of way expense for Buckeye’s pipelines and terminals.

All other costs were $33.5 million, an increase of $0.6 million, in 2007 compared to 2006.   The increase is primarily related to $1.9 million of various other pipeline operating costs resulting from Buckeye’s expanded operations.  Approximately $0.9 million of the increase is due to costs related to recent acquisitions of Buckeye.  These increases were offset by $2.1 million of non-recurring professional fees in 2006 for legal, accounting and tax fees related to planning for BGH’s IPO in 2006.

Interest and debt expense was $51.7 million in 2007, a decrease of $9.0 million compared to 2006.  The decrease is primarily due to $7.0 million of interest expense associated with BGH’s prior term loan which was extinguished in conjunction with the IPO in 2006.  The remainder of the decrease is due to a decrease in interest expense on Buckeye’s credit facility resulting from lower balances outstanding in 2007 as compared to 2006.

Liquidity and Capital Resources

Until BGH’s IPO on August 9, 2006, BGH’s only capital requirement, apart from Buckeye’s capital requirements, was its debt service under its term loan.  Concurrent with BGH’s IPO, the term loan was repaid in full.  Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and debt service requirements.

As noted in “Overview” above, BGH’s only cash-generating asset is its ownership interest in Buckeye GP.  BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements.  Buckeye’s primary future sources of liquidity are operating cash flow, proceeds from borrowings under Buckeye’s revolving credit facility and proceeds from the issuance of Buckeye’s LP Units and notes.

During 2007 and continuing in 2008, the capital markets have been increasingly affected by overall macroeconomic, liquidity, credit and recessionary concerns.  These concerns culminated in the third and fourth quarters of 2008 with a financial credit crisis, with sources of additional external financing either unavailable or available only on unfavorable economic terms.  Prior to this credit crisis, Buckeye issued additional LP Units, debt securities and made additional borrowings under the Credit Facility in order to fund the Lodi Gas and Farm & Home acquisitions, make expansion capital expenditures and fund short-term working capital needs.  In conjunction with the acquisition of Farm & Home, Buckeye assumed Farm & Home’s existing working capital facility, but subsequently replaced this facility with the BES Credit Agreement.  Since these financings, Buckeye has continued to access the Credit Facility to fund its short-term working capital needs and to fund expansion capital expenditures, while BES continues to access the BES Credit Agreement in order to fund its working capital needs.

Because current economic conditions make it more difficult to obtain funding in either the debt or equity markets, and such funding will likely be more expensive, Buckeye has taken steps to preserve its liquidity position including maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenditures in order to lower costs and improve profitability.  As a result of Buckeye’s actions to minimize external financing requirements and the fact that no debt facilities mature prior to 2011, BGH believes that availabilities under Buckeye’s credit facilities, coupled with ongoing cash flows from operations, will be sufficient to fund Buckeye’s operations for 2009. Buckeye will continue to evaluate a variety of financing sources, including the debt and equity markets, throughout 2009. However, continuing volatility in the debt and equity markets will make the timing and cost of any such potential financing uncertain.

BGH’s principal use of cash is the payment of its operating expenses and distributions to its Unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  In 2008, BGH paid cash distributions of $0.285 per unit on February 29, 2008, $0.30 per unit per unit on May 30, 2008, $0.31 per unit on August 29, 2008 and $0.32 per unit on November 28, 2008. Total cash distributed to BGH Unitholders in 2008 was approximately $34.4 million.

Debt

BGH

On August 9, 2006, BGH entered into a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The credit facility may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.   Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) LIBOR, plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH.  BGH did not have amounts outstanding under the BGH Credit Agreement at December 31, 2008 and 2007.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries, measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly-owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At December 31, 2008, BGH’s funded debt coverage ratio was 4.94 to 1.00.

The BGH Credit Agreement contains other covenants, including but not limited to, prohibiting BGH from declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, to create negative pledges and liens, to make loans, acquisition and grant liens, to make material changes to the nature of BGH and its Restricted Subsidiaries’ business and to enter into a merger, consolidation or sale of assets.  At December 31, 2008, BGH was not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $14.0 million and $20.3 million at December 31, 2008 and 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At December 31, 2008, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Buckeye Note

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps, as discussed below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten year term of the 6.05% Notes.

Buckeye Credit Facility

Buckeye has a borrowing capacity of $600.0 million under its unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At December 31, 2008, Buckeye’s Funded Debt Ratio was 4.6 to 1.0.  At December 31, 2008, Buckeye had committed $1.3 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 2.4% at December 31, 2008.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At December 31, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

See Note 13 to BGH’s consolidated financial statements for more information about the terms of the Credit Facility.

Lehman Brothers, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment.  See below for a further discussion of Buckeye’s relationships with Lehman Brothers.

BES Credit Agreement

On May 20, 2008, Farm & Home and BES entered into a credit agreement, which was subsequently amended on July 18, 2008 and September 15, 2008 (the “BES Credit Agreement”).  On July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement.  The credit facility provided by the BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions except for leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At December 31, 2008, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.5 million and $64.2 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.62 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.6% at December 31, 2008.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At December 31, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 13 to BGH’s consolidated financial statements for more information about the terms of the BES Credit Agreement.

Derivatives

See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non Trading Instruments” for a discussion of commodity derivatives used by Buckeye’s Energy Services segment.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded such amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.9 million for the year ended December 31, 2008 as a result of the amortization of the termination payment.

In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million.  Under the swap agreement, Buckeye will pay a fixed interest rate of interest of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day London Interbank Offered Rate (“LIBOR”) rate in effect at the beginning of each monthly period.  The amounts received by Buckeye will correspond to the 30-day LIBOR rates Buckeye expects to pay on the $50 million borrowed under the Credit Facility.  The swap will settle on the maturity date of the last 30-day LIBOR period.  Buckeye designated the swap agreement as a cash flow hedge on December 3, 2008 with changes in value between the trade date and the designation date recognized in earnings. As of December 31, 2008, $0.3 million was recognized in earnings related to the differences in the trade and designation date and the ineffectiveness for the hedge period.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye will pay a fixed interest rate of 0.81% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates Buckeye expects to pay on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

Buckeye’s financial strategy is to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional LP Units in connection with Buckeye’s acquisitions and internal growth activities in order to maintain acceptable financial ratios, including total debt to total capital.  From 2004 through 2008, Buckeye has raised net proceeds of approximately $853 million from the issuance of its LP Units in support of its acquisition and growth strategies.  Buckeye may issue additional LP Units in 2009 and beyond to partially fund acquisitions and internal growth activities, market conditions permitting.  Buckeye is subject, however, to changes in the equity markets for its LP Units, and there can be no assurance Buckeye will be able or willing to access the public or private markets for its LP Units in the future.  If Buckeye were unable to issue additional LP Units, Buckeye would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs.

Relationships with Lehman Brothers

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  An affiliate of Lehman Brothers owned a direct interest in BGH GP, affiliates of Lehman Brothers had provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers was a lender under the Credit Facility, and an affiliate of Lehman Brothers was a customer of Lodi Gas.  BGH has considered its relationship with Lehman Brothers and its affiliates, and for the reasons set forth below, believe the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on BGH. The BGH GP interest owned by an affiliate of Lehman Brothers was a passive investment that did not entitle its holder to any management or other control rights with respect to BGH GP, MainLine Management, BGH, Buckeye GP, or Buckeye.  Consequently, BGH believes that if the interest in BGH GP is or has been transferred in connection with Lehman Brothers’ bankruptcy, such transfer will not adversely impact BGH.  An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye.  Lehman Brothers, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under Buckeye’s Credit Facility, but recently has not honored that commitment.  BGH does not believe that the reduction in capacity under Buckeye’s Credit Facility resulting from the unavailability of Lehman Brothers, FSB’s commitment will have any impact on BGH’s ability to meet its liquidity needs.  Finally, in October 2008, Lehman Brothers sold the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), a subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”).  As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia.  EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012.  To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts.  For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds.  The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.   Buckeye is currently assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

Cash Flows from Operations

The components of cash flows from operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Cash Flow from Operations
	2008	2007	2006
	(In thousands)
Income from continuing operations	$26,477	$22,921	$8,734
Value of ESOP shares released	2,202	4,470	4,077
Depreciation and amortization	50,834	40,236	39,629
Non-controlling interest	154,146	128,926	103,066
Net changes in fair value of derivatives	(24,228)	—	—
Changes in current assets and liabilities	(6,366)	(1,895)	(8,310)
Changes in non-current assets and liabilities	(874)	(4,984)	3,568
Other	6,366	2,062	4,428
Total	$208,557	$191,736	$155,192

Cash flows from operations were $208.6 million for 2008, which is an increase of $16.8 million compared to 2007. The primary cause of this increase was the improvement in net income in 2008 compared to 2007 offset by cash used for working capital of $6.4 million.

In 2008, cash used for working capital resulted primarily from an increase in prepaid and other current assets of $27.7 million, a decrease in accounts payable of $10.6 million, an increase in construction and pipeline relocation receivables of $8.9 million, and an increase in inventories of $4.4 million.  These cash uses were offset by a decrease in trade receivables of $36.1 million and an increase in accrued and other current liabilities of $9.2 million.

The increase in prepaid and other current assets is primarily due to an increase in a receivable related to ammonia purchases as well as additional margin deposits associated with liabilities for derivative instruments.   The decrease in accounts payable is due to activity within the Energy Services segment since the acquisition of Farm & Home.  The increase in construction and pipeline relocation receivables is due to an increase in construction activity in the latter part of 2008.  The increase in inventories was due to inventory purchases within the Energy Services segment. The reduction of trade receivables is due to an increase in collections within the Energy Services segment since the acquisition of Farm & Home.  The increase in accrued and other current liabilities is primarily due to increases in accrued taxes, environmental liabilities, and interest expense.

The net change in fair values of derivatives resulted from the significant increase in value related to fixed-price sales contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations.  Buckeye did not hedge a portion of the fixed-price sales contracts because it had purchased inventory to fulfill a portion of those commitments.

Cash flows from operations were $191.7 million in 2007, compared to $155.2 million in 2006, an increase of $36.5 million.  The primary causes of this increase were the increases in BGH’s net income of $14.2 million and non-controlling interest of $26.7 million in 2007, which were partially offset by an increase in non-current assets and liabilities of $5.0 million and an increase in working capital requirements in 2007 as compared to 2006 of $1.9 million

In 2007, cash used for working capital resulted primarily from a reduction in accounts payable of $6.3 million which was offset by reductions in trade receivables of $3.4 million and prepaid and other current assets of $1.5 million and an increase in accrued and other current liabilities of $0.7 million.  The reduction in accounts payable is due to the timing of the payment of invoices at year end in 2007 as compared to 2006.  The reduction in trade receivables is due to improvements in the timing of collections. The reduction in prepaid and other current assets is a result of decreases in insurance receivables from insurance companies related to environmental remediation expenditures and prepaid insurance which were partially offset by increases in prepaid taxes and excise tax receivables.  The increase in accrued and other current liabilities is due to increases in accrued taxes and benefit accruals offset by a reduction in environmental liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006, all of which were incurred by Buckeye, were as follows:

	Investing Activities
	2008	2007	2006
	(In thousands)
Capital expenditures	$120.5	$67.9	$92.8
Acquisitions and equity investments	667.5	40.7	94.3
Other	(52.2)	—	(6.6)
Total	$735.8	$108.6	$180.5

In 2008, Buckeye expended $438.8 million for Lodi Gas, $143.3 million for Farm & Home, and an aggregate of $75.6 million for the acquisitions of four terminals in Albany, New York, Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the remaining 50% member interest in Wespac Pipelines - San Diego LLC that Buckeye did not already own. Buckeye also invested an additional $9.8 million in West Texas LPG Pipeline Limited Partnership.  See Note 3 to BGH’s consolidated financial statements for a further discussion.

In 2007, Buckeye expended $39.8 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership.  See Note 3 to BGH’s consolidated financial statements for a further discussion.

In 2006, Buckeye paid $94.3 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $2.5 million for miscellaneous asset acquisitions.  The primary source of other cash of $6.6 million in 2006 relates to the liquidation of restricted cash of $5.1 million as a result of the repayment of the term loan in conjunction with BGH’s IPO.

Capital expenditures are summarized below:

	Capital Expenditures
	2008	2007	2006
	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$20.1	$22.6	$20.6
Pipeline and tank refurbishments	8.8	11.2	9.6
Total sustaining	28.9	33.8	30.2
Expansion and cost reduction	93.5	34.1	62.6
Total	$122.4	$67.9	$92.8

In 2008, Buckeye incurred $28.9 million of sustaining capital expenditures and $93.5 million of expansion and cost reduction expenditures. Expansion and cost reduction projects in 2008 included ethanol and butane blending projects at certain of Buckeye’s terminals, the construction of three additional product storage tanks with a capacity of 0.4 million barrels in Linden, New Jersey, and an expansion project, known as Kirby Hills Phase II, at Buckeye’s natural gas storage facility in California.  Construction costs for Kirby Hills Phase II in 2008 totaled approximately $49.6 million.

Buckeye expects to spend approximately $75.0 million to $100.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $55.0 million to $70.0 million is expected to relate to expansion and cost reduction projects.  Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Major expansion and cost reduction expenditures in 2009 will include the completion of the Kirby Hills Phase II expansion, the completion of the additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant currently under construction.

In 2007, Buckeye incurred $33.8 million of sustaining capital expenditures and $34.1 million of expansion and cost reduction expenditures. Expansion and cost reduction projects in 2007 included a capacity expansion project in Illinois to handle additional liquified petroleum gas volumes as well as ongoing capacity improvements at facilities serving the Memphis International Airport.

In 2006, Buckeye incurred $30.2 million of sustaining capital expenditures and $62.5 million of expansion and cost reduction expenditures.  Expansion projects in 2006 included $12.4 million to complete an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, $12.1 million for the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and $11.9 million for the capacity expansion project in Illinois to handle additional LPG volumes as referenced above.  Other expansion projects in 2006 included various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by Buckeye, and an expansion of pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.

Until December 31, 2005, Buckeye’s initial pipeline integrity expenditures for internal inspections had been capitalized as part of pipeline cost when such expenditures improved or extended the life of the pipeline or related assets.  Subsequent pipeline integrity expenditures for internal inspections have been expensed as incurred.  As of January 1, 2006, Buckeye began expensing all internal inspections for pipeline integrity, whether or not such expenditures were for the initial or subsequent internal inspection.  In 2008, 2007 and 2006, approximately $8.9 million, $10.9 million and $10.5 million, respectively, of integrity costs were expensed. Buckeye expects to charge approximately $13.9 million of pipeline integrity expenditures to expense in 2009.

Cash Flows from Financing Activities

Equity Securities:

As described above, BGH raised approximately $168.3 million, net of underwriters’ discount and expenses, in the August 2006 IPO.  BGH used the proceeds from the offering, plus available cash from operations and the liquidation of MainLine’s interest expense reserve account and its three derivative instruments, to repay principal and accrued interest on MainLine’s then-outstanding term loan, as well as make distributions of $7.7 million to BGH’s pre-IPO equity owners.

On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.79 per LP Unit and offering expenses, were approximately $113.1 million and were used to reduce amounts outstanding under the Credit Facility.

On December 4, 2007, Buckeye issued 2.0 million LP Units in an underwritten public offering at $47.30 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.00 per LP Unit and offering expenses, were approximately $94.5 million, and were used to reduce amounts outstanding under the Credit Facility and to pre-fund a portion of the amounts required for the acquisition of Lodi Gas in January 2008.

On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit.  Total proceeds from the offering, after underwriter’s discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million, and were used to reduce amounts outstanding under the Credit Facility.

On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit.  On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, Buckeye issued an additional 208,600 LP Units at $48.25 per LP Unit.  Proceeds from the offering, including the overallotment option and after underwriter’s discount of $0.75 per LP and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under the Credit Facility.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit.  Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million and were used to reduce amounts outstanding under the Credit Facility.

Debt Securities:

On January 11, 2008, Buckeye sold $300.0 million in aggregate principal amount of the 6.05% Notes in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

Bank Financings:

Buckeye borrowed $558.6 million, $155.0 million and $177.0 million, and repaid $264.3 million, $300.0 million and $82.0 million under the Credit Facility (and its predecessor facility) in 2008, 2007 and 2006, respectively.  Net repayments under the BES Credit Agreement and BES’s previous credit agreement were $4.0 million in 2008.

Payments on Service Company’s ESOP loans were $6.3 million in 2008 and $6.0 million in each of 2007 and 2006.

Distributions:

Distributions to non-controlling interests consisting primarily of Buckeye’s distributions to holders of its LP Units increased to $159.3 million in 2008 compared to $128.8 million in 2007 and $113.5 million in 2006.  Distributions in 2008 increased over 2007 primarily as a result of increases in the unit distribution rate and the issuance of the 2.6 million LP Units in 2008.  Distributions in 2007 increased over 2006 primarily as a result of increases in the unit distribution rate and the issuance of the 6.2 million LP Units in 2007.

Total distributions by BGH to its Unitholders in 2008 amounted to $34.4 million as compared to $27.7 million in 2007 and $3.5 million in 2006.  Distributions in 2008 increased over 2007 primarily as a result of increases in Buckeye’s unit distribution rate.  In 2007, BGH declared four quarterly distributions as compared to 2006, when BGH only declared one quarterly distribution, as a result of BGH’s IPO in the latter part of 2006.

Other Financing

Operating Leases

Buckeye leases certain land and rights-of-way in connection with the operations of its pipelines. Minimum future lease payments for these leases as of December 31, 2008 are approximately $5.8 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

Buckeye leases certain other land and space in office buildings.  Future minimum lease payments under these non-cancelable operating leases at December 31, 2008 are approximately $1.5 million for 2009, $1.5 million for 2010, $1.5 million for 2011, $1.4 million for 2012, $1.4 million for 2013, and $12.3 million in the aggregate thereafter.

Buckeye has leases for subsurface underground gas storage rights and surface rights in connection with its operations in the Natural Gas Storage segment. These leases may be cancelled by Buckeye if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years.  Lease payments for the year ended December 31, 2008 were $2.7 million.  Lease expense associated with these leases is being recognized on a straight-line basis over 44 years. For the year ended December 31, 2008, the Natural Gas Storage segment’s lease expense was approximately $7.1 million, including $4.6 million recorded as an increase in Buckeye’s deferred lease liability.  Buckeye GP estimates that the deferred lease liability will continue to increase through 2032, at which time Buckeye’s deferred lease liability is estimated to be approximately $64.7 million. Buckeye’s deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

       Future minimum lease payments for subsurface underground gas storage and mineral rights by year as of December 31, 2008, are as follows:

Years Ending
December 31,
(In thousands)
2009	$2,677
2010	2,943
2011	3,057
2012	3,281
2013	3,408
Thereafter	298,848
Total	$314,214

Rent expense under operating leases was $20.2 million, $11.7 million and $10.3 million for 2008, 2007 and 2006, respectively.

Contractual Obligations

Contractual obligations are summarized in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$1,462,264	$6,294	$7,703	$598,267	$850,000
Interest payable on fixed long-term debt obligations	634,311	63,728	126,558	126,263	317,762
Operating leases	19,545	1,474	2,941	2,868	12,262
Land leases	314,214	2,677	6,000	6,689	298,848
Rights-of-way payments	29,138	5,828	11,655	11,655	—
Purchase obligations	47,227	47,227	—	—	—
Total contractual cash obligations	$2,506,699	$127,228	$154,857	$745,742	$1,478,872

Interest payable on fixed long-term debt obligations includes semi-annual payments required for Buckeye’s 4.625% Notes due 2013, its 6.75% Notes due 2033, its 5.30% Notes due 2014, its 5.125% Notes due 2017, and its 6.05% Notes, as well as interest due on Services Company’s 3.6% ESOP Notes. Interest on Buckeye’s variable rate obligations (the Credit Facility and the BES Credit Agreement) is not included in the table above because the amounts outstanding and the related interest rates cannot be predicted.  In 2008, Buckeye paid interest of approximately $6.1 million on the Credit Facility and $3.7 million on the BES Credit Agreement.  The weighted average interest rates for borrowings outstanding under the Credit Facility and the BES Credit Agreement were 2.4% and 2.6%, respectively, at December 31, 2008.  At December 31, 2008, BGH did not have any amounts outstanding under the BGH Credit Agreement.

Purchase obligations generally represent commitments for recurring operating expenses or capital projects.

In addition, BGH’s and Buckeye’s obligations related to their pension and postretirement benefit plans are discussed in Note 17 to BGH’s consolidated financial statements.

Environmental Matters

Buckeye is subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as Buckeye’s own standards relating to protection of the environment, cause Buckeye to incur current and ongoing operating and capital expenditures.  Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from Buckeye’s pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve, for example, groundwater monitoring and treatment.  Buckeye regularly incurs expenses in connection with these environmental remediation activities.  In 2008, Buckeye incurred operating expenses of $10.1 million and at December 31, 2008 had $27.0 million accrued for environmental matters.  At December 31, 2008, Buckeye estimates that approximately $2.9 million of environmental expenditures incurred will be covered by insurance.  These recovery amounts have not been included in expense in Buckeye’s financial statements.  Buckeye maintains environmental liability insurance covering all of its pipelines and terminals with a per occurrence deductible in the amount of $3.0 million. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye’s commitment to maintaining high environmental standards and complying with increasingly rigorous environmental laws.

Employee Stock Ownership Plan

Services Company provides an employee stock ownership plan (the “ESOP”) to the majority of its employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP, as well as certain employees covered by a union multiemployer pension plan. The ESOP owns all of the outstanding common stock of Services Company.

Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the 3.6% ESOP Notes bear to the total of all principal and interest payments due under the 3.6% ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses.  Total ESOP related costs charged to earnings were $3.4 million, $5.8 million, and $5.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

BGH does not have any off-balance sheet arrangements except for operating leases. See Note 20 to BGH’s consolidated financial statements for a further discussion.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities. The following describes the estimated risks underlying BGH’s critical accounting policies and estimates:

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Approximately 68.7% of BGH’s consolidated assets consist of property, plant and equipment such as pipeline and related transportation facilities, land, rights-of-way, buildings, leasehold improvements and machinery and equipment. The most significant of these assets are pipelines and related facilities, which, consistent with industry practice, are generally depreciated on a straight line basis over an estimated useful life of 50 years. Depreciation is the systematic and rational allocation of an asset’s cost or fair value, less its residual value (if any), to the periods it benefits. Straight line depreciation results in depreciation expense being incurred evenly over the life of an asset.

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

At December 31, 2008 and 2007, the net book value of BGH’s consolidated property plant and equipment was $2.2 billion and $1.8 billion, respectively. Depreciation expense was $47.4 million and $39.6 million for the years ended December 31, 2008 and 2007, respectively. BGH does not believe that there is a reasonable likelihood that there will be a material change in the future estimated useful life of these assets. In the past, BGH has generally not deemed it necessary to materially change the depreciable lives of its assets. However, a 10% reduction in the depreciable life of these assets, for example, from 50 to 45 years for pipelines and related assets, would increase annual depreciation expense, and reduce operating income by approximately $5.0 million annually.

Reserves for Environmental Matters

As discussed under “Environmental Matters” above, Buckeye is subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated based upon past experience and advice of outside engineering, consulting and law firms. Generally, the timing of these accruals coincides with Buckeye’s commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. Historically, Buckeye’s estimates of direct and indirect costs related to remediation efforts have generally not required material adjustments. However the accounting estimates relative to environmental matters are uncertain because (1) estimated future expenditures related to environmental matters are subject to cost fluctuations and can change materially, (2) unanticipated liabilities may arise in connection with environmental remediation projects and may impact cost estimates, and (3) changes in federal, state and local environmental regulations can significantly increase the cost or potential liabilities related to environmental matters. Buckeye maintains insurance which may cover certain environmental expenditures. During 2008, 2007 and 2006, Buckeye incurred environmental related operating expenses, net of insurance recoveries, of $10.1 million, $7.4 million and $6.2 million, respectively. At December 31, 2008 and 2007, Buckeye had accrued $27.0 million and $22.7 million, respectively, for environmental matters.  The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects. Changes in estimates of environmental remediation for each remediation project will affect operating income on a dollar-for-dollar basis up to Buckeye’s self-insurance limit. Buckeye’s self-insurance limit is currently $3.0 million per occurrence.

Fair Value of Derivatives and Fixed-Price Sales Contracts

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on Buckeye’s balance sheet with gains and losses being recognized in earnings during the period.  As a result, the valuations associated with these derivative instruments, including the fixed-price sales contracts, have a material impact on net income.  At December 31, 2008, BUCKEYE included in its financial statements as assets fixed-price sales contracts with values of approximately $78.4 million.  These fair values resulted from the increasingly large differences between the fixed-prices called for in the sales contracts and current prices available in spot markets. Offsetting the value of these fixed-price sales contracts were futures contracts with values of approximately $50.8 million which were recognized as liabilities.  Buckeye has determined that the exchange-traded futures contracts represent Level 1 fair value measurements, as described in Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS 157”) because the prices for such futures contracts are established on liquid exchanges with willing buyers and sellers and with prices which are readily available on a daily basis.

Buckeye has determined that the fixed-price sales contracts represent Level 2 fair value measurements under SFAS 157 because their value is derived from similar contracts for similar delivery and settlement terms which are traded on established exchanges.  However, because the fixed-price sales contracts are privately negotiated with customers of the Energy Services segment who are generally private companies that do not have credit ratings established by nationally recognized ratings agencies, the determination of an adjustment to fair value to reflect counterparty credit risk (a “credit valuation adjustment”) requires significant management judgment.  At December 31, 2008, due to a credit valuation adjustment, Buckeye had reduced the fair value of the fixed-price sales contracts by $0.6 million to reflect this counterparty credit risk.  The delivery periods for the contracts range from one to 14 months, with the substantial amount of deliveries concentrated in the first four months of 2009.

Because little or no public credit information is available for the Energy Services segment’s customers who have fixed-price sales contracts, Buckeye specifically analyzed each customer and contract to evaluate (i) the historical payment patterns of the customer, (ii) the current outstanding receivables balances for each customer and contract and (iii) the level of performance of each customer with respect to volumes called for in the contract.  Buckeye then evaluated the specific risks and expected outcomes of nonpayment or nonperformance by each customer and contract.  Based on its credit and performance risk evaluation, Buckeye recorded the credit valuation adjustment of $0.6 million.  If actual customer performance under these fixed-price sales contracts deteriorates (either through nonperformance with respect to contracted volumes or nonpayment of amounts due), then the fair value of these contracts could be materially less.  For example, a one percent shortfall in delivered volumes over the average life of the contracts would reduce the fair value of the contracts and, accordingly, net income, by $0.8 million.  Buckeye continues to monitor and evaluate performance and collections with respect to these fixed-price sales contracts.

Accounting for Goodwill and Assessment of Goodwill Impairment

       BGH’s goodwill balance at year-end 2007 of $234.6 million related primarily to BGH’s acquisition of the entity that controlled the general partner interests in Buckeye.   The amount of reported goodwill increased to $433.9 million at year-end 2008 substantially as a result of Buckeyes’ acquisition of Lodi Gas, Farm & Home and the ethanol and petroleum products terminal in Albany, New York.  The initial recording of goodwill resulted from management’s allocation of the purchase price of these businesses to the assets acquired and liabilities assumed, as required under Statement of Financial Accounting Standards No. 141 — Business Combinations (“SFAS 141”).  The application of SFAS 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on an assessment of their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.

           Under Statement of Financial Accounting Standards No. 142 — “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other indefinite-lived intangible assets are not amortized but are reviewed annually for impairment.  Intangible assets that have finite useful lives are amortized over such useful lives.  As a result, significant management judgment is required in the determination of the fair values of the assets acquired and the liabilities assumed, including the determination if any intangible assets have been acquired and, if so, if such intangible assets have definite or indefinite useful lives.  For intangible assets that are not indefinite, additional judgment is required in assessing such intangible asset’s estimate useful life.

           Subsequent to the initial recording of goodwill, SFAS 142 requires management, at least annually, to assess goodwill for impairment using a two-step methodology.  The initial step requires management to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of the reporting unit.  If the fair value exceeds carrying value, no impairment loss is recognized.  However, a carrying value that exceeds fair value may be an indication of impaired goodwill.  The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.  The impairment testing performed annually on January 1 has resulted in the determination that no impairment had been incurred in 2008, 2007 or 2006.

            The determination of whether goodwill is impaired is based on management’s estimate of the fair value of Buckeye’s reporting units at each measurement date compared to their carrying values.  In the 2008 impairment test, Buckeye utilized industry-specific multiples of EBITDA to determine the terminal values of each of its reporting units.  These multiples require significant management judgment applied to each reporting unit.  Management used EBITDA multiples that it believed were reasonable based on its experience in the acquisition of similar assets in the context of current market conditions.   In the determination of estimated useful lives of intangible assets with finite lives, management considered relevant factors of useful life including, with respect to customer intangibles, the historical attrition rates for each customer.

Related Party Transactions

With respect to related party transactions see Note 21 to BGH’s consolidated financial statements and Item 13 “Certain Relationships and Related Transactions and Director Independence.”

Recent Accounting Pronouncements

See Note 2 to BGH’s consolidated financial statements for a description of certain new accounting pronouncements issued in the year ended December 31, 2008.

Forward-Looking Information

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Annual Report on Form 10-K includes “forward-looking statements. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its Unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for refined petroleum products and natural gas in the United States in general and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (5) competitive pressures from other transportation services or alternative fuel sources; (6) changes, if any, in laws and regulations, including, among others, safety, environmental, tax and accounting matters or Federal Energy Regulatory Commission regulation of Buckeye’s tariff rates; (7) liability for environmental claims; (8) nonpayment or nonperformance by Buckeye’s customers; (9) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by vandalism, acts of war or terrorism; (10) construction costs, unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets; (11) availability and cost of insurance on BGH’s and Buckeye’s assets and operations; (12) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (13) expansion in the operations of Buckeye’s competitors; (14) Buckeye’s ability to integrate any acquired operations into its existing operations and to realize anticipated cost savings and efficiencies; (15) shut-downs or cutbacks at major refineries that use Buckeye’s services; (16) deterioration in Buckeye’s labor relations; (17) regional economic conditions; (18) changes in real property tax assessments; (19) disruptions to the air travel system; (20) interest rate fluctuations and other capital market conditions; (21) BGH’s future results of operations; (22) BGH’s liquidity and ability to finance its activities; (23) market conditions in Buckeye’s industry; (24) conflicts of interest between Buckeye, its general partner and BGH; (25) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (26) the impact of governmental legislation and regulation on BGH and Buckeye.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Trading Instruments

BGH and Buckeye do not have any trading derivative instruments and neither engages in hedging activity with respect to trading instruments.

Market Risk — Other than Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges.  Accordingly, BGH’s method of measuring ineffectiveness will compare the changes in the fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of December 31, 2008, the Energy Services segment had derivative assets and liabilities as follows:

December 31,
2008
(In thousands)
Assets:
Fixed-price sales contracts	$78,423
Futures contracts for inventory	25,225
103,648
Liability:
Futures contracts for fixed-price sales contracts	(50,806)

Total	$52,842

All but $1.2 million of the assets noted above for unrealized gains of $25.2 million related to inventory hedges will be realized in the first quarter of 2009 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $5.7 million.  As of December 31, 2008, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond June 2010.  In addition, Buckeye had on hand at December 31, 2008 refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at December 31, 2008, the estimated fair value of the portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices (as is)	Asset	$52,842
Fair value assuming 10% increase in underlying commodity prices	Asset	$44,977
Fair value assuming 10% decrease in underlying commodity prices	Asset	$60,708

The value of the open futures contract positions noted above were based upon quoted market prices obtained from the New York Mercantile Exchange.  The value of the fixed-price sales contracts was based on observable market data related to the obligation to provide refined petroleum products to customers.

Interest Rate Risk

From time to time, Buckeye uses interest rate derivatives to hedge interest obligations on specific debt issuances, including anticipated debt issuances.  Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board of Directors of Buckeye GP.  In January 2009, Buckeye GP’s Board of Directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate hedge agreements to manage its interest rate and cash flow risks associated with the Credit Facility.

Buckeye is exposed to fair value risk with respect to its fixed-rate debt obligations and to cash flow risk with respect to its variable-rate obligations.  Fair value risk represents the risk that the value of Buckeye’s fixed-rate debt obligations will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest expense related to the variable-rate obligations will rise or fall depending on changes in interest rates.

At December 31, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.30% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  Services Company had fixed debt obligations of approximately $14.3 million.  The fair value of these fixed-rate debt obligations at December 31, 2008 was approximately $986.5 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $58.0 million.  Buckeye’s variable-rate obligation was $298.3 million under the Credit Facility and $96.0 million under the BES Credit Agreement at December 31, 2008.  Based on the balances outstanding at December 31, 2008, a 1% increase in interest rates would increase annual interest expense by $3.9 million.

Item  8.       Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of MainLine Management LLC (“MainLine Management”), as general partner of Buckeye GP Holdings L.P. (“BGH”), is responsible for establishing and maintaining adequate internal control over financial reporting of BGH.  Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated MainLine Management’s internal control over financial reporting of BGH as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, MainLine Management’s internal control over financial reporting of BGH was effective.

BGH’s independent registered public accounting firm, Deloitte & Touche LLP, has audited MainLine Management’s internal control over financial reporting of BGH.  Their opinion on the effectiveness of MainLine Management’s internal control over financial reporting of BGH appears herein.

FORREST E. WYLIE	KEITH E. ST.CLAIR
Chief Executive Officer	Chief Financial Officer
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye GP Holdings L.P.

We have audited the internal control over financial reporting of Buckeye GP Holdings L.P. and subsidiaries (“BGH”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  BGH’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on BGH’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, BGH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of BGH and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye GP Holdings L.P.

We have audited the accompanying consolidated balance sheets of Buckeye GP Holdings L.P. and subsidiaries, formerly MainLine L.P. and subsidiaries, (“BGH”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of BGH’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye GP Holdings L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, BGH adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGH’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on BGH’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 13, 2009

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Product sales	$1,304,097	$10,680	$9,840
Transportation and other	592,555	508,667	451,920
Total revenue	1,896,652	519,347	461,760

Costs and expenses:
Cost of product sales	1,274,135	10,473	9,637
Operating expenses	281,965	245,271	217,737
Depreciation and amortization	50,834	40,236	39,629
General and administrative	43,226	28,014	29,884
Total costs and expenses	1,650,160	323,994	296,887

Operating income	246,492	195,353	164,873

Other income (expense):
Investment income	1,553	1,490	1,410
Interest and debt expense	(75,410)	(51,721)	(60,702)
Total other expense	(73,857)	(50,231)	(59,292)

Income before equity income and non-controlling interest expense	172,635	145,122	105,581

Equity income	7,988	7,553	6,219
Non-controlling interest expense	(154,146)	(129,754)	(103,066)

Net income	$26,477	$22,921	$8,734

Less: Net income prior to initial public offering on August 9, 2006			(6,135)
Net income subsequent to initial public offering on August 9, 2006 to December 31, 2006			$2,599

Net income per partnership unit:
Basic	$0.94	$0.81	$0.09
Diluted	$0.94	$0.81	$0.09

Weighted average number of limited partner units outstanding:
Basic	28,300	28,142	27,891
Diluted	28,300	28,300	28,300

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$61,281	$94,486
Trade receivables, net	79,969	47,598
Construction and pipeline relocation receivables	21,501	12,571
Inventories	84,229	15,149
Derivative assets	97,375	—
Prepaid and other current assets	75,406	32,708
Total current assets	419,761	202,512

Property, plant and equipment, net	2,241,612	1,806,720
Equity investments	90,110	77,354
Goodwill	433,892	234,603
Intangible assets, net	44,114	9,044
Other non-current assets	33,608	24,093
Total assets	$3,263,097	$2,354,326

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$96,000	$—
Current portion of long-term debt	6,294	6,289
Accounts payable	42,098	20,368
Derivative liabilities	48,623	7,187
Accrued and other current liabilities	116,464	71,715
Total current liabilities	309,479	105,559

Long-term debt	1,453,425	863,174
Other non-current liabilities	101,359	81,120
Non-controlling interest	1,166,774	1,066,143
Total liabilities	3,031,037	2,115,996

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner (2,830 common units outstanting as of December 31, 2008 and 2007)	7	7
Limited Partners (27,766,817 common units outstanding as of December 31, 2008 and 2007)	226,565	232,928
Management Units (530,353 units outstanding as of December 31, 2008 and 2007)	3,037	3,156
Equity gains on issuance of Buckeye Partners, L.P. partnership units	2,451	2,239
Total partners’ capital	232,060	238,330
Total liabilities and partners’ capital	$3,263,097	$2,354,326

See notes to consolidated financial statement.

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$26,477	$22,921	$8,734
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and unit-based compensation	4,643	2,197	3,832
Value of ESOP shares released	2,202	4,470	4,077
Depreciation and amortization	50,834	40,236	39,629
Net changes in fair value of derivatives	(24,228)	—	—
Deferred lease expense	4,598	—	—
Non-controlling interest	154,146	128,926	103,066
Earnings from equity investments of Buckeye Partners, L.P.	(7,988)	(7,553)	(6,219)
Distributions from equity investments of Buckeye Partners, L.P.	5,113	7,418	6,815
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	36,060	3,432	(12,166)
Construction and pipeline relocation receivables	(8,930)	(382)	(1,618)
Inventories	(4,362)	(863)	(618)
Prepaid and other current assets	(27,823)	1,467	(22,733)
Accounts payable	(10,647)	(6,282)	8,002
Accrued and other current liabilities	9,336	733	20,823
Other non-current assets	9,520	1,999	(810)
Other non-current liabilities	(10,394)	(6,983)	4,378
Total adjustments from operating activities	182,080	168,815	146,458
Net cash provided by operating activities	208,557	191,736	155,192

Cash flows from investing activities:
Capital expenditures	(120,472)	(67,867)	(92,817)
Acquisitions and equity investments, net of cash acquired	(667,523)	(40,726)	(94,253)
Net (expenditures for) proceeds from disposal of property, plant and equipment	(365)	(12)	1,485
Proceeds from the sale of discontinued operations	52,584	—	—
Release of restricted cash	—	—	5,117
Net cash used in investing activities	(735,776)	(108,605)	(180,468)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye GP Holdings L.P. units	—	—	168,324
Net proceeds from issuance of Buckeye Partners, L.P. limited partnership units	113,111	296,361	64,092
Proceeds from exercise of Buckeye Partners, L.P. units options	316	2,497	1,360
Proceeds from issuance of long-term debt and borrowings under credit facilities	856,604	157,500	177,000
Capital contributions	—	—	2
Payment of debt, net	(270,577)	(308,536)	(261,261)
Debt issuance costs	(2,111)	(178)	(535)
Distributions to non-controlling partners of Buckeye Partners, L.P.	(159,306)	(128,775)	(113,480)
Settlement payment of interest rate swaps	(9,638)	—	—
Distributions to Limited Partners	(34,385)	(27,734)	(18,990)
Net cash provided by (used in) financing activities	494,014	(8,865)	16,512

Net (decrease) increase in cash and cash equivalents	(33,205)	74,266	(8,764)
Cash and cash equivalents —Beginning of year	94,486	20,220	28,984
Cash and cash equivalents—End of year	$61,281	$94,486	$20,220
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$63,647	$50,956	$56,792
Capitalized interest	$2,355	$1,469	$1,845
Cash paid for income tax	$1,063	$1,095	$218
Non-cash changes in assets and liabilities:
Capital additions accrued in property, plant, and equipment	$1,957	$2,377	$—
Hedge accounting	$3,357	$6,951	$(235)

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	General Partners- Common Units	Limited Partners- Common Units	Manage- ment Units	General Partner	Limited Partners A Units	Limited Partners B Units	Equity Gains on Issuance of Buckeye LP Units	Accumulated Other Compre- hensive Income	Total
Partners’ capital- January 1, 2006	$—	$—	$—	$7	$74,132	$3,473	$1,316	$1,514	$80,442
Net income through August 8, 2006	—	—	—	—	6,135	—	—	—	6,135
Net income August 9 through December 31, 2006	—	2,599	—	—	—	—	—	—	2,599
Settlement of interest rate swaps	—	—	—	—	—	—	—	(1,514)
Other comprehensive income								(1,514)	(1,514)
Total comprehensive income									7,220
Exchange of GP units and Limited Partner - A and B Units for General Partner and Limited Partner - Common and Management Units	7	80,267	3,473	(7)	(80,267)	(3,473)	—	—	—
Issuance of Limited Partner - Common Units	—	168,324	—	—	—	—	—	—	168,324
Recognition of value of Management Units	—	—	3,453	—	—	—	—	—	3,453
Distributions to Limited Partner - Common Units	—	(18,990)	—	—	—	—	—	—	(18,990)
Capital contributions	—	2	—	—	—	—	—	—	2
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	166	—	166
Partners’ capital- December 31, 2006	7	232,202	6,926	—	—	—	1,482	—	240,617
Net income*	—	22,921	—	—	—	—	—	—	22,921
Distributions to Limited Partner - Common Units	—	(27,734)	—	—	—	—	—	—	(27,734)
Recognition of value of Management Units	—	—	1,179	—	—	—	—	—	1,179
Conversion of Management Units	—	4,949	(4,949)	—	—	—	—	—	—
Recognition of unit-based compensation charges	—	590	—	—	—	—	—	—	590
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	757	—	757
Partners’ capital- December 31, 2007	7	232,928	3,156	—	—	—	2,239	—	238,330
Net income*	—	25,981	496	—	—	—	—	—	26,477
Distributions to Limited Partner - Common Units	—	(33,741)	(644)	—	—	—	—	—	(34,385)
Recognition of unit-based compensation charges	—	1,397	29	—	—	—	—	—	1,426
Equity gains on issuance of Buckeye LP Units	—	—	—	—	—	—	212	—	212
Partners’ capital- December 31, 2008	$7	$226,565	$3,037	$—	$—	$—	$2,451	$—	$232,060

*  Comprehensive income equals net income.

See Notes to consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

Buckeye GP Holdings L.P. (“BGH”) is a master limited partnership organized on June 15, 2006 under the laws of the state of Delaware and publicly traded on the New York Stock Exchange (NYSE: BGH).  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is also a master limited partnership which was organized in 1986 under the laws of the state of Delaware and is publicly traded on the New York Stock Exchange (NYSE: BPL).  BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of senior management and approximately 37% by the public. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and certain investment funds along with certain members of senior management of Buckeye GP.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH GP.

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of Buckeye and its subsidiaries.  At December 31, 2008, Buckeye GP owned an approximate 0.5% general partner interest in Buckeye.

Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.

On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. (“Lodi Gas”).  Lodi Gas owns and operates a major natural gas storage facility in northern California. This facility currently provides approximately 33 billion cubic feet (“Bcf”) of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 for a further discussion).

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

With the acquisitions of Lodi Gas and Farm & Home, BGH determined that it had two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, BGH conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 24 for a more detailed discussion of BGH’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”).  At December 31, 2008, Services Company owned approximately 4.4% of the publicly traded limited partnership units of Buckeye (the “LP Units”).  Services Company employs approximately 1,000 people who provide services to the operating subsidiaries through which Buckeye conducts its operations.  Approximately 20 employees are employed directly by Lodi Gas and another approximately 20 people are employed by Buckeye Albany Terminal LLC (see Note 3 for a further discussion).  Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services provided to the operating subsidiaries by Services Company.  Pursuant to the Services Agreement and an Executive Employment Agreement, through December 31, 2008 executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers are not reimbursed by Buckeye or its operating subsidiaries but are reimbursed to Services Company by BGH.  Effective January 1, 2009, Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH in the amount of $3.6 million.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission.

The consolidated financial statements include the accounts of BGH and wholly-owned subsidiaries, with Buckeye as well as Services Company, on a consolidated basis.

In June 2005, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of Buckeye into its financial statements is appropriate for all periods presented.

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

Buckeye is subject to the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission (“FERC”). Certain Buckeye operating subsidiaries are subject to rate regulation as promulgated by FERC. Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with GAAP accounting principles in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

All intercompany transactions have been eliminated in consolidation.

Changes in Incentive Compensation Payments to BGH

Buckeye GP historically received incentive compensation payments from Buckeye under an incentive compensation agreement, which payments were based on cash distributions to Buckeye’s limited partners.  The incentive compensation agreement and the partnership agreement were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments with respect to its general partner interest rather than compensation payments.  These amendments were effective for payments related to Buckeye distributions declared after August 9, 2006.  Accordingly, effective in the fourth quarter of 2006, these payments are characterized as distributions rather than compensation payments from Buckeye to Buckeye GP.

Buckeye pays an annual senior administrative charge to affiliates of its general partner for certain management functions supplied by those affiliates.  Prior to the amendment, this senior administrative charge was recognized as income by BGH.  In connection with BGH’s initial public offering, Buckeye now pays the senior administrative charge directly to BGH’s general partner, MainLine Management.

Prior to the amendments, BGH recognized its share of Buckeye’s income as the sum of (i) the incentive compensation payments received (to which BGH was contractually entitled and which were recorded by Buckeye as an expense in Buckeye’s financial statements), (ii) its proportionate share of Buckeye’s remaining net income based on its ownership of the general partner interest in Buckeye, 80,000 of Buckeye’s limited partner units (“LP Units”) that it owns and its general partner interests in certain of  Buckeye’s operating subsidiaries; and (iii) the senior administrative charge.  Commencing with these amendments, BGH recognizes its share of Buckeye’s income as the sum of (i) the amount of incentive compensation BGH would have received had only Buckeye’s net income for the period been entirely distributed (which income, commencing with the fourth quarter of 2006 now includes the incentive compensation payments previously recorded by Buckeye as an expense) and (ii) its proportionate share of the remaining net income of Buckeye and the operating subsidiaries.

If these changes had been in effect for all of 2006, the net income for 2006 would have been reduced by approximately $10.8 million. Of this amount, $1.2 million relates to the senior administrative charge and $9.6 million relates to the difference between income recognition for incentive compensation after the amendments of the incentive compensation agreement and the partnership agreement compared to the amount that was recognized prior to such amendments.

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

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

Revenue from the transportation of petroleum products is recognized as products are delivered.  Revenues from terminalling, storage and rental operations are recognized as the services are performed. Revenues for contract operation and construction services of facilities and pipelines not directly owned by Buckeye are recognized as the services are performed.  Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee. Revenues for natural gas storage, which consist of demand charges for the reservation of storage space under firm storage agreements, are recognized as revenue over the term of the related storage agreement. Revenues for hub services, which consist of a variety of other gas storage services under interruptible storage agreements, are recognized ratably over the term of the agreement.  Revenue from the sale of refined petroleum products, which are sold on a wholesale basis, is recognized when such products are delivered to the customer purchasing the products.

Non-Controlling Interest

The consolidated balance sheets include a non-controlling interest liability that reflects the portion of Buckeye and Services Company that is not owned by BGH. Similarly, the consolidated income statements include non-controlling interest expense that reflects amounts not attributable to BGH.

Cash and Cash Equivalents

Cash equivalents are defined as all highly marketable securities with maturities of three months or less when purchased. The carrying value of cash equivalents approximates fair value because of the short term nature of these investments.

Trade Receivables and Concentration of Credit Risk

Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. Buckeye extends credit terms to certain customers based on historical dealings and to other customers after a full review of various financial credit indicators, including the customers’ credit rating (if available), and verified trade references.  The Energy Services segment has established a reserve for doubtful accounts of $2.1 million as of December 31, 2008 included in trade receivables in the consolidated balance sheet.

The Energy Services segment’s allowance for doubtful accounts is determined based on specific identification and estimates of future uncollectible accounts. Its procedure for determining the allowance for doubtful accounts is based on (i) historical experience with customers, (ii) the perceived financial stability of customers based on its research, and (iii) the levels of credit the Energy Services segment grants to customers. In addition, the Energy Services segment may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, the Energy Services segment reviews estimates associated with the allowance for doubtful accounts to ensure that it has recorded sufficient reserves to cover potential losses.

Buckeye has a concentration of trade receivables due from major integrated oil companies and their marketing affiliates, major petroleum refiners, major chemical companies, large regional marketing companies and large commercial airlines.  Additionally, with the acquisitions of Lodi Gas and Farm & Home, Buckeye has trade receivables from gas storage providers, independent gatherers, investment banks that have established a trading platform, and brokers and marketers.  These concentrations of customers may affect Buckeye’s overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors.

For the year ended December 31, 2008, no customer contributed more than 10% of consolidated revenue.  However, in 2008 affiliates of Shell Oil Products U.S. (“Shell”) contributed 12% of the Pipeline Operations and Terminalling and Storage segments’ combined revenue.  Approximately 6% of this revenue was generated by Shell in each of the Pipeline Operations segment and in the Terminalling and Storage segment.  In 2007 and 2006, Shell contributed 10% and 11% of consolidated revenue, respectively.  Approximately 3% of 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment.  Approximately 5% of the 2006 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 6% of consolidated revenue was in the Terminalling and Storage segment

Buckeye manages its exposure to credit risk through credit analysis and monitoring procedures, and sometimes uses letters of credit, prepayments and guarantees.  The Pipeline Operations and Energy Services segments bill their customers on a weekly basis, and the Terminalling and Storage, Natural Gas Storage, and Other Operations segments bill on a monthly basis.  Management believes that these billing practices may reduce credit risk.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Construction and pipeline relocation receivables

Construction and pipeline relocation receivables represent valid claims against non-affiliated customers for services rendered in constructing or relocating pipelines and are recognized when services are rendered.

Inventories

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which are valued at the lower of cost or market, unless such inventories are hedged.  At December 31, 2008, 78% of the inventory was hedged. This inventory is valued at current market prices with the change in value of the inventory reflected in the consolidated statements of income.  At December 31, 2008, 17% of the inventory was committed against fixed-priced sales contracts and such inventory was valued at the lower of cost or market.  The remaining inventory was considered unhedged and represented approximately one day of sales.

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method (see Note 5).

Cost of Product Sales

Cost of Product Sales relates to sales of refined petroleum products, consisting primarily of gasoline, heating oil and diesel fuel, and includes the direct costs of product acquisition as well as the effects of hedges of such product acquisition costs and hedges of fixed-price sales contracts.

Equity Investments

Investments in entities in which Buckeye does not exercise control, but has significant influence, are accounted for using the equity method.  Under this method, an investment is recorded at acquisition cost plus Buckeye’s equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the initial investment exceeds the proportionate share of the book value of the net assets of the investment. Management evaluates equity method investments for impairment whenever events or circumstances indicate that there is a loss in value of the investment which is other than temporary.  In the event that the loss in value of an investment is other than temporary, Buckeye records a charge to earnings to adjust the carrying value to fair value. There were no equity investment impairments during 2008, 2007 or 2006.

Property, Plant and Equipment

Property, plant and equipment are generally recorded at cost.  Property, plant and equipment consist primarily of pipelines, wells, storage and terminal facilities, pad gas and pumping and compression equipment. For financial reporting purposes, depreciation on pipelines and terminals is generally calculated using the straight-line method over the estimated useful lives ranging from 44 to 50 years.  Plant and equipment associated with natural gas storage is generally depreciated over 44 years, except for pad gas.  The Natural Gas Storage segment maintains a level of natural gas in its underground storage facility generally known as pad gas, which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow routine injection and withdrawal to meet demand. The pad gas is considered to be a component of the facility and as such is not depreciated because it is expected to ultimately be recovered and sold.

Other plant and equipment is generally depreciated on a straight line basis over an estimated life of 5 to 50 years.  Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred. Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the depreciation life for the major asset components of BGH’s and Buckeye’s assets:

Life in years
Right of way	44-50
Line pipe and fittings	44-50
Buildings	50
Wells	44
Pumping and compression equipment	44-50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill and Intangible Assets

BGH’s goodwill amounts are assessed for impairment at the reporting unit level, which is consistent with BGH’s operating segments, (i) on a routine annual basis on January 1 or (ii) when impairment indicators are present. If such indicators occur (e.g., the loss of a significant customer, economic obsolescence of plant assets, etc.), the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its book value. If the fair value of the reporting unit exceeds its book value, including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value, including associated goodwill amounts, a charge to earnings is recorded to reduce the carrying value of the goodwill to its implied fair value.  BGH has not recognized any impairment losses related to goodwill for any of the periods presented.

Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Intangible assets that have finite useful lives are amortized over their useful lives.

Long-Lived Assets

BGH regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. BGH assesses recoverability based on estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal. The measurement of an impairment loss, if recognition of any loss is required, is based on the difference between the carrying amount and fair value of the asset.

Asset Retirement Obligations

BGH regularly assesses its legal obligations with respect to estimated retirements of certain of its long-lived assets to determine if it has an asset retirement obligation (“ARO”).  GAAP requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred including obligations to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity.  If an ARO is identified and a liability is recorded, a corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset.  After the initial measurement, the liability is periodically adjusted to reflect changes in the ARO’s fair value. Generally, the fair value of any liability is determined based on estimates and assumptions related to future retirement costs, future inflation rates and credit-adjusted risk-free interest rates.

Other than assets in the Natural Gas Storage segment, Buckeye’s assets generally consist of underground refined petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities and terminals that are owned by Buckeye.  Buckeye is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, will become completely obsolete and require decommissioning.  Further, Buckeye’s rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service.  Accordingly, other than with respect to the Natural Gas Storage segment, Buckeye has recorded no liability, or corresponding asset because the future dismantlement and removal dates of the majority of Buckeye’s assets, and the amount of any associated costs, are indeterminable.

The Natural Gas Storage segment’s pipelines and surface facilities are located on land that is leased.  An ARO asset and liability was established due to a requirement in the land leases to remove certain assets in the event that the site is abandoned.  The ARO liability will be adjusted prospectively for costs incurred or settled, accretion expense, and any revisions made to the assumptions related to the retirement costs.  The ARO liability as of December 31, 2008 of $0.9 million is recorded in non-current liabilities in the consolidated balance sheet.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the ARO liability for the year ended December 31, 2008 is as follows:

2008
(In thousands)
January 1,	$—
Liabilities assumed with Lodi Gas acquisition	665
Additional ARO for Kirby Hills II	194
Accretion expense	60
December 31,	$919

Debt Issuance Costs

Costs incurred for debt instruments are capitalized when incurred and amortized on a straight-line basis over the life of the associated debt instrument.  If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period.  Debt issuance costs were $13.7 million and $11.1 million at December 31, 2008 and 2007, respectively.  These amounts are net of approximately $4.8 million and $3.2 million of accumulated amortization at December 31, 2008 and 2007, respectively.

Fair Value

At December 31, 2008 and 2007, cash and cash equivalents, trade receivables, construction and pipeline relocation receivables, margin deposits, prepaid and other current assets and all current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.  The fair value of BGH’s debt was calculated using interest rates currently available to BGH for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.  Fair value is generally defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties, not in a forced or liquidation sale.  Buckeye’s Energy Services segment also has derivative assets and liabilities.  These assets and liabilities consist of exchange—traded futures contracts and fixed-price sales contracts with customers.  These assets and liabilities are measured and reported at fair values.  Buckeye considers the impact of credit valuation adjustments with respect to the fixed-price sales contracts.  See Note 16 for a further discussion.

Financial Instruments

For all hedging relationships, Buckeye formally documents at inception the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Buckeye also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Buckeye discontinues hedge accounting prospectively.

To qualify as a hedge, the item to be hedged must expose Buckeye to risk and the related hedging instrument must reduce the exposure and meet the hedging requirements of Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted).  Buckeye formally designates the financial instrument as a hedge and documents and assesses the effectiveness of the hedge at its inception and thereafter on a quarterly basis.  Generally, the documentation defines the hedging instrument, the nature of the risk being hedged, and the method of measuring ineffectiveness. Any hedge ineffectiveness is immediately recognized in earnings.

Buckeye uses financial instruments such as swaps, forward and other contracts to manage price risks associated with inventories, firm commitments, interest rates, and certain anticipated transactions. Buckeye recognizes these transactions on the balance sheet as assets and liabilities based on the instrument’s fair value. Changes in fair value of financial instrument contracts are recognized in the current period in earnings unless specific hedge accounting criteria are met. If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item. If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in other comprehensive income. Gains and losses on cash flow hedges are reclassified from other comprehensive income to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the underlying asset. A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of Buckeye’s debt.  The weighted average rates used to capitalize interest on borrowed funds was 5.4% for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

For federal and state income tax purposes, BGH and its subsidiaries and Buckeye, except for Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”) a Buckeye operating subsidiary, are not taxable entities. Accordingly, the taxable income or loss of BGH, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners of BGH.  The aggregate difference in the basis of BGH’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to BGH.

Effective August 1, 2004, BGC elected to be treated as a taxable corporation for federal income tax purposes.  Accordingly, it has recognized deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and the amounts measured for federal income tax purposes.  Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.  Deferred tax assets are reduced by a valuation allowance when the amount of any tax benefit is not expected to be realized.  Buckeye recorded a deferred tax liability of $0.8 million and $0.6 million as of December 31, 2008 and 2007, respectively, which is recorded in non-current liabilities.

Total income tax expense for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $0.8 million and $0.6 million, respectively.  Income tax expense is included in operating expenses in the consolidated statements of income.

Effective January 1, 1999, Services Company elected to be taxed as a Subchapter S corporation for federal and state income tax purposes. Services Company is generally not a taxable entity for federal and state income taxes. Rather, Services Company’s income or loss is includable in the federal and state income tax returns of its shareholder, the ESOP. As a result of the election, Services Company became liable for federal and state income taxes on any gains on the sale of any Buckeye LP Units through December 31, 2008 up to the difference between the market value and the tax basis of Buckeye’s LP Units on January 1, 1999.   At December 31, 2008 and 2007, Services Company had unrealized built-in gains associated with this election of $20.0 million and $20.9 million, respectively.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with Buckeye’s commitment to a formal plan of action.  Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees estimated to be paid to outside engineering, consulting and law firms.  Buckeye maintains insurance which may cover certain environmental expenditures.

Pensions

Services Company sponsors a defined contribution plan (see Note 17), defined benefit plans (see Note 17) and an employee stock ownership plan (the “ESOP”) (see Note 19) that provide retirement benefits to certain regular full-time employees.  Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 17).

Postretirement Benefits Other Than Pensions

Services Company provides post-retirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 17).

Equity-Based Compensation

BGH has Management Units, BGH GP has Override Units and Buckeye has a Unit Option and Distribution Equivalent Plan, each of which are accounted for under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  See Note 18 for a further discussion of the equity-based compensation plans.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive Income

BGH accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” BGH’s comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from hedging transactions.

Earnings per Unit

Earnings per unit is calculated for BGH only from the date of its IPO on August 9, 2006.  Basic earnings per unit is determined by dividing the net income by the weighted average number of Common Units and vested Management Units outstanding for the period of August 9, 2006 to December 31, 2006 and the years ended December 31, 2007 and 2008.  Diluted earnings per unit is calculated using the weighted average of all units outstanding, including Common Units and Management Units.

Reclassifications

Due to the acquisition of Farm & Home in the first quarter of 2008 and its related product sales and cost of product sales, certain amounts from 2007 for product sales and cost of product sales have been reclassified in the consolidated statements of income to conform to the current-year presentation.  In order to conform to the current-year presentation, BGH reclassified $9.0 million to customer contracts in the consolidated balance sheets from noncurrent assets at December 31, 2007.  BGH also reclassified $77.4 million to equity investments in the consolidated balance sheets from other noncurrent assets at December 31, 2007 to conform to the current-year presentation.   Finally, $7.2 million was reclassified to derivative liabilities from accrued and other current liabilities at December 31, 2007 to conform to the current-year presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.  In February 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS 157.  BGH adopted the non-delayed portion of SFAS 157 on January 1, 2008.  See Note 16 for a further discussion.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) requires an acquiring entity in a business combination to (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.   The more significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:

•                  Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157;

•                  Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•                  Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permitted the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•                  Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

The impact of adopting SFAS 141(R) will be dependent on the future business combinations that BGH may pursue after its effective date.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. BGH anticipates that the principal effect of the adoption of SFAS 160 on January 1, 2009 will be the reclassification of its noncontrolling interests liability into partners’ capital on its consolidated balance sheet.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for fiscal years beginning after November 15, 2008.   SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 will require BGH to prepare enhanced disclosures about its derivative and hedging activities.

On April 25, 2008, the FASB issued FASB Staff Position FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. BGH is currently reviewing the effects that FAS 142-3 will have on its consolidated financial statements.

In December 2008, FASB issued FASB Staff Position FSP 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for the year ending December 31, 2009.   FSP 132R-1 will require BGH to prepare enhanced disclosures regarding its pensions and other postretirement benefit plans.

3.     BUCKEYE ACQUISITIONS

2008 Acquisitions

Business Combinations

Buckeye has determined that the 2008 acquisitions of Lodi Gas, Farm & Home and a terminal in Albany, New York (“Albany Terminal”) represented business combinations under the provisions of SFAS 141.  The application of SFAS 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on an assessment of their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. All goodwill recorded in these three business combinations is deductible for tax purposes. The results of their operations have been included in Buckeye’s consolidated financial statements since their respective acquisition dates.

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. Lodi Holdings, L.L.C. was owned by affiliates of ArcLight Capital Partners, LLC, which owns an indirect interest in Buckeye’s general partner.  See Note 21 for a further discussion.  The cost of Lodi Gas was approximately $442.4 million in cash and consisted of the following (in thousands):

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual purchase price	$440,000
Working capital adjustments and fees	2,367

Total purchase price	$442,367

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II.  Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s storage and throughput operations into a new geographic area, northern California, and a new commodity type, natural gas, and will provide Buckeye a platform for growth in the natural gas storage industry. These advantageous factors resulted in the recognition of goodwill in the amount that the fair value of the assets acquired and the liabilities assumed at the acquisition date exceeded the total purchase price.  The purchase price has been allocated to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

January 18,
2008
Current assets	$8,240
Property, plant and equipment	274,880
Goodwill	169,560
Current liabilities	(9,096)
Other liabilities	(1,217)

Allocated purchase price	$442,367

As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for approximately $146.2 million.  On April 15, 2008, Buckeye completed the sale of the retail operations of Farm & Home to a wholly-owned subsidiary of Inergy, L.P. for approximately $52.6 million. The retail assets sold consisted primarily of property, plant, and equipment as well as inventory and receivables.  Buckeye recorded no gain or loss on the sale of Farm & Home’s retail operations.  The retail operations of Farm & Home were not an integral part of Buckeye’s core operations and strategy, and the related retail assets and liabilities were determined to be discontinued operations on the date of Buckeye’s acquisition of Farm & Home because Buckeye decided to dispose of them as of that date.  Revenues from discontinued operations for the period February 8, 2008 to April 15, 2008 were approximately $19.0 million.

Buckeye acquired Farm & Home because Buckeye’s management believes that the wholesale distribution operations of Farm & Home represent an attractive opportunity to further Buckeye’s strategy of improving overall profitability by increasing the utilization of Buckeye’s existing pipeline and terminal system infrastructure by marketing refined petroleum products in areas served by that infrastructure. These advantageous factors resulted in the recognition of goodwill in the amount that the fair value of the assets acquired and the liabilities assumed at the acquisition date exceeded the total purchase price.  The purchase price has been allocated to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

February 8,
2008
Current assets	$79,144
Inventory	93,332
Property, plant and equipment	33,880
Goodwill	1,132
Customer relationships	38,300
Other assets	3,688
Assets held for sale, net of liability of $0.7 million	51,645
Debt	(100,000)
Current liabilities	(53,208)
Other liabilities	(1,740)

Allocated purchase price	$146,173

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed above, the wholesale operations of Farm & Home that were retained by Buckeye are reported in a new operating segment called Energy Services.  On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, BES.

Albany Terminal

On August 28, 2008, Buckeye completed the purchase of the Albany Terminal, an ethanol and petroleum products terminal in Albany, New York, from LogiBio Albany Terminal, LLC.  The purchase price for the terminal was $46.5 million in cash, with an additional $1.5 million payable if the terminal operations meet certain performance goals over the next three years. Buckeye also assumed environmental remediation costs for the Albany Terminal estimated by Buckeye to be $5.6 million.  The Albany Terminal has an active storage capacity of 1.8 million barrels. Buckeye acquired the Albany Terminal because Buckeye believes that the Albany Terminal’s operations represent an attractive opportunity to increase Buckeye’s participation in the ethanol services market in the northeast United States. These advantageous factors resulted in the recognition of goodwill in the amount that the fair value of the assets acquired and the liabilities assumed at the acquisition date exceeded the total purchase price.  The purchase price has been allocated to the tangible and intangible assets acquired, including goodwill, on a preliminary basis as follows (in thousands):

August 28,
2008
Current assets	$78
Property, plant and equipment	23,404
Goodwill	28,597
Other assets	1,920
Other liabilities	(7,144)

Preliminary allocated purchase price	$46,855

Buckeye is in the process of finalizing the purchase price allocation based on ongoing valuations of property, plant and equipment and goodwill.  Changes to the preliminary purchase price allocation could be material. The Albany Terminal’s operations are reported in the Terminalling and Storage segment.

Unaudited Proforma Financial Results

The following unaudited summarized pro forma consolidated income statement information for the years ended December 31, 2008 and 2007 assumes that the acquisitions of Lodi Gas, Farm & Home and the Albany Terminal occurred as of the beginning of the years presented.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Years Ended December 31,
	2008	2007
Revenues:
As reported	$1,896,652	$519,347
Pro forma adjustments	180,422	1,155,655

Pro forma revenue	$2,077,074	$1,675,002

Net income:
As reported	$26,477	$22,921
Pro forma adjustments	768	6,308

Pro forma net income	$27,245	$29,229

Pro forma net income per unit:
Basic	$0.96	$1.04
Diluted	$0.96	$1.03

Pro forma weighted average number of limited partner units outstanding:
Basic	28,300	28,142
Diluted	28,300	28,300

Asset Acquisitions

Buckeye has determined that the acquisitions noted below represented asset acquisitions under the provisions of SFAS 141(R), rather than business combinations.  Accordingly, the total purchase price has been allocated to the fair value of the assets acquired and the liabilities assumed based on fair values at the acquisition date.  Buckeye determined that substantially all of the value of these purchases relate to the physical assets acquired, which are generally depreciated over 50 years.  The acquired pipelines and related assets were allocated to the Pipeline Operations segment and the acquired terminals and related assets were allocated to the Terminalling and Storage segment.  Note 24 summarizes the allocation of acquisitions by segment.

On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a 50% ownership interest in a refined petroleum products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  The approximate fair value allocation of the acquired assets is as follows (in thousands):

February 19,
2008
Land	$592
Buildings	1,621
Machinery, equipment, and office furnishings	11,714
Total	$13,927

Effective May 1, 2008, Buckeye purchased the 50% member interest in WesPac Pipelines - San Diego LLC not already owned by Buckeye from Kealine LLC for $9.3 million. The operations of WesPac Pipelines — San Diego LLC are reported in the Pipeline Operations segment.  The purchase price was allocated principally to property, plant and equipment.

On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million. The purchase price was allocated principally to property, plant and equipment.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2007 Asset Acquisitions

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006. The fair value allocation of the acquired assets is as follows (in thousands):

Land	$8,663
Buildings	3,481
Machinery, equipment, and office furnishings	10,024
Total	$22,168

On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million. The purchase price was allocated principally to property, plant and equipment.

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

2006 Asset Acquisitions

On January 31, 2006, Buckeye completed the acquisition of a natural gas liquids pipeline that extends generally from Wattenberg, Colorado to Bushton, Kansas from BP Pipelines (North America) Inc. for approximately $87.0 million, which included a deposit of $7.7 million paid in December 2005. The fair value allocation of the acquired assets is as follows (in thousands):

Rights-of-way	$3,003
Buildings and leasehold improvements	1,198
Machinery, equipment and office furnishings	82,799
Total	$87,000

On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan from Shell for $13.0 million. The purchase price was allocated principally to property, plant and equipment.

4.         CONTINGENCIES

Claims and Proceedings

Buckeye in the ordinary course of business is involved in various claims and legal proceedings, some of which are covered by insurance.  BGH is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, BGH has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

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

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, Buckeye recorded operating expenses, net of insurance recoveries, of $10.1 million, $7.4 million and $6.2 million for 2008, 2007 and 2006, respectively, which were related to environmental expenditures unrelated to claims and proceedings.  Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.  Additional discussions regarding environmental expenditures are contained in Notes 2 (Summary of Significant Accounting Policies), 12 (Accrued and Other Current Liabilities) and 14 (Other Non-Current Liabilities).

Ammonia Contract Contingencies

On November 30, 2005, BGC purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”).  As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia.  EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012.  To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts.  For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds.  The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME failed to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.  Buckeye is currently assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

5.     INVENTORIES

The major components of inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)
Refined petroleum products	$69,568	$333
Materials and supplies	14,661	14,816
Total	$84,229	$15,149

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which are valued at the lower of cost or market, unless such inventories are hedged.  At December 31, 2008, 78% of the inventory was hedged. This inventory is valued at current market prices with the change in value of the inventory reflected in the consolidated statements of income.  At December 31, 2008, 17% of the inventory was committed against fixed-priced sales contracts and such inventory was valued at the lower of cost or market.  The remaining inventory was considered unhedged and represented approximately one day of sales.

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

6.     PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$7,889	$7,456
Insurance receivables	5,101	7,707
Ammonia receivable	12,058	7,505
Margin deposits	32,345	—
Other	18,013	10,040
Total	$75,406	$32,708

7.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Land	$62,139	$55,064
Rights-of-way	97,724	89,393
Pad gas	29,346	—
Buildings and leasehold improvements	92,668	83,544
Machinery, equipment, and office furnishings	2,009,591	1,599,854
Construction in progress	173,691	164,014
Total property, plant and equipment	2,465,159	1,991,869
Less: Accumulated depreciation	(223,547)	(185,149)
Property, plant and equipment, net	$2,241,612	$1,806,720

Depreciation expense was $47.4 million, $39.6 million and $39.0 million for the years 2008, 2007 and 2006, respectively.

8.     EQUITY INVESTMENTS

Equity investments consist of the following:

	December 31,
	2008	2007
	(In thousands)
Investment in West Shore Pipe Line Company (24.9% owned)	$30,340	$30,563
Investment in West Texas LPG Pipeline Limited Partnership (20.0% owned)	44,471	31,172
Investment in Muskegon (40.0% owned)	14,967	15,257
Investment in Transport4, LLC (25% owned)	332	362
Total	$90,110	$77,354

In 2008 and 2007 Buckeye invested an additional $9.8 million and $0.9 million, respectively, in WT LPG as Buckeye’s pro-rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and installation of multiple booster stations.  WT LPG expects to have the expansion pipeline operational by the middle of 2009.  Eighty percent of WT LPG is owned by Chevron Pipe Line Co. and 20% is owned by Buckeye.

9.     GOODWILL

SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), establishes financial accounting and reporting guidance for acquired goodwill and other intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology.  The initial step requires BGH to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. BGH’s goodwill balance at year-end 2007 of $234.6 million relates primarily to BGH’s acquisition of the entity that controlled the general partner interests in Buckeye.  In 2008, additional goodwill in the amounts of $169.6

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million and $1.1 million were recorded in the Natural Gas Storage and Energy Services segments, respectively, due to the Lodi Gas and Farm & Home acquisitions.  Also in 2008, another $28.6 million of goodwill was recorded on a preliminary basis in the Terminalling and Storage segment due to the acquisition of the Albany Terminal.

The impairment testing performed each January 1st has determined that no impairment had been incurred in 2008, 2007 or 2006.  The determination of whether goodwill is impaired is based on management’s estimate of the fair value of BGH’s reporting units as compared to their carrying values.  In the 2008 impairment test, BGH utilized industry-specific multiples applied to earnings before interest, taxes and depreciation and amortization (“EBITDA”) to determine the fair values of each of its reporting units.  BGH applied these multiples to both actual and projected EBITDA for each of its reporting units.  With respect to Lodi Gas, BGH relied on 2009 projected EBITDA, because actual 2008 EBITDA did not include the anticipated benefits of the Kirby Hills Phase II expansion.  BGH obtained the opportunity to construct this expansion project as part of the acquisition of Lodi Gas.  This opportunity was not considered an identifiable intangible asset and therefore was included in goodwill.  Kirby Hills Phase II is expected to be fully operational in the first half of 2009.

Goodwill consists of the following:

	December 31,
	2008	2007
	(In thousands)
Pipeline Operations	$198,632	$198,632
Terminalling and Storage	51,386	22,789
Natural Gas Storage	169,560	—
Energy Services	1,132	—
Other Operations	13,182	13,182
Total	$433,892	$234,603

10.  INTANGIBLE ASSETS

Intangible assets include customer relationships and contracts.  These intangible assets have definite lives and are being amortized on a straight-line basis over their estimated useful lives ranging from 12 to 25 years.  The weighted average useful life of intangible assets is 14 years.  Buckeye’s amortizable customer contracts are contracts that were acquired in connection with the acquisition of BGC in March 1999 and the acquisition of the Taylor, Michigan terminal in December 2005.  The customer contracts are being amortized over their contractual life.  The increase in the carrying amount of customer relationships in 2008 resulted from the acquisition of Farm & Home (see Note 3 for a further discussion).  It was determined, through an analysis of historical customer attrition rates at Farm & Home, that an appropriate recovery period for customer relationships is approximately 12 years. Intangible assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Customer relationships	$38,300	$—
Accumulated amortization	(2,662)	—
Net carrying amount	35,638	—

Customer contracts	11,800	11,800
Accumulated amortization	(3,324)	(2,756)
Net carrying amount	8,476	9,044
Total customer intangibles, net	$44,114	$9,044

For the years ended 2008, 2007, and 2006, consolidated amortization expense related to intangible assets was $3.2 million, $0.5 million, and $0.6 million, respectively.  Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Long-term derivative assets	$6,273	$—
Debt issuance costs	8,944	7,896
Insurance receivables	6,518	7,776
Other	11,873	8,421
Total	$33,608	$24,093

12.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$14,092	$8,026
Accrued employee benefit liability (see Note 17)	2,297	2,183
Environmental liabilities	12,337	8,023
Interest	25,551	16,485
Retainage	1,405	1,572
Payable for ammonia purchase	9,373	6,988
Unearned revenue	12,186	1,439
Compensation and vacation	15,642	11,939
Accrued capital expenditures	4,902	2,945
Other	18,679	12,115
Total	$116,464	$71,715

13.  LONG-TERM DEBT AND CREDIT FACILITIES

Long- term debt consists of the following:

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2008	2007
	(In thousands)
BGH:
BGH Credit Agreement	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	14,255	20,804
Retirement premium	(258)	(518)
Buckeye:
4.625% Notes due July 15, 2013	300,000	300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
6.050% Notes due January 15, 2018	300,000	—
Borrowings under the Credit Facility	298,267	—
Total term debt	$1,462,264	$870,286
Other, including unamortized discounts and fair value hedges (1)	(2,545)	(823)
Subtotal long- term debt	1,459,719	869,463
Less: current portion of long-term debt	(6,294)	(6,289)
Total long-term debt	$1,453,425	$863,174

(1)          The December 31, 2008 amount includes $1.1 million related to an adjustment to fair value associated with a hedge of fair value and ($3.6) million in unamortized discounts.  The December 31, 2007 amount includes $1.3 million related to an adjustment to fair value associated with a hedge of fair value and ($2.1) million in unamortized discounts.

BGH

BGH is party to a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.  Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Official Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH.  BGH did not have amounts outstanding under the BGH Credit Agreement at December 31, 2008 or 2007.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At December 31, 2008, BGH’s funded debt coverage ratio was 4.94 to 1.00.

The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of BGH and its Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets.  At December 31, 2008, BGH was not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Services Company

Services Company had total debt outstanding of $14.0 million and $20.3 million at December 31, 2008 and 2007, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company’s returns to an amount that exceeds the 125% minimum. At December 31, 2008, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Buckeye Note

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of its 6.05% Notes due 2018 (the “6.05% Notes”) in an underwritten public offering. Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 15 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At December 31, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 2.4% at December 31, 2008.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt.  At December 31, 2008, Buckeye’s Funded Debt Ratio was 4.6 to 1.00.  As permitted by the Credit Facility, $87.9 million was excluded from the calculation of the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At December 31, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility that permits BES to incur up to $250.0 million of secured indebtedness related to working capital financing.  The Credit Facility, as amended, also permits BES to (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels.  Finally, the amendment states that the lesser of the aggregate amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by BES at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio as discussed above.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc. (“Lehman Brothers”), has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has recently not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs.  At December 31, 2008, approximately $8.8 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.  See Note 21 for a further discussion.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES entered into a Credit Agreement, which was subsequently amended on July 18, 2008 and September 15, 2008 (the “BES Credit Agreement”).  On July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement.  The BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.  Under the BES Credit Agreement, borrowings accrue interest, at BES’s election, at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as defined in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The BES Credit Agreement replaced the credit agreement that Buckeye had assumed upon the acquisition of Farm & Home.

The balance outstanding under the BES Credit Agreement was approximately $96.0 million at December 31, 2008, all of which was classified as a current liability.  The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions, except for the leverage ratio):

Borrowings outstanding on BES Credit Agreement	Minimum Consolidated Tangible Net Worth	Minimum Consolidated Net Working Capital	Maximum Consolidated Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At December 31, 2008, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.5 million and $64.2 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.62 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.6% at December 31, 2008.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At December 31, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

Fair Value

The fair value of the consolidated debt was estimated to be $1,381.2 million and $848.8 million at December 31, 2008 and 2007, respectively. The fair value of the consolidated debt was calculated using interest rates currently available to BGH, Buckeye and Services Company for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

Consolidated Debt Maturity Table

The following table shows scheduled maturities of the principal amounts of consolidated debt obligations for the next 5 years and in total thereafter (in thousands):

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2009	$6,294
2010	6,177
2011	1,526
2012	298,267
2013	300,000
Thereafter	850,000
Total	$1,462,264

14.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued employee benefit liabilities (see Note 17)	$49,281	$41,805
Accrued environmental liabilities	14,684	14,633
Deferred consideration	20,100	20,100
Unearned revenue	4,658	—
Long-term derivative liabilities	2,183	—
Other	10,453	4,582
Total	$101,359	$81,120

15.  DERIVATIVES

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness will compare the changes in the fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2008, the Energy Services segment had derivative assets and liabilities as follows:

December 31,
2008
(In thousands)
Assets:
Fixed-price sales contracts	$78,423
Futures contracts for inventory	25,225
103,648
Liability:
Futures contracts for fixed-price sales contracts	(50,806)

Total	$52,842

All but $1.2 million of the assets noted above for unrealized gains of $25.2 million related to inventory hedges will be realized in the first quarter of 2009 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $5.7 million.  As of December 31, 2008, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond June 2010.  In addition, Buckeye had on hand at December 31, 2008 refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Finance Derivatives

In 2004, BGH had purchased an interest rate cap on a notional amount of $50.0 million for $375,000. Under the interest rate cap, if the variable interest rate BGH paid on a former loan (the “Term Loan”) exceeded 5.0%, the lender would pay BGH the difference between the variable rate in effect on the $50.0 million notional amount and the capped rate. BGH did not designate the interest rate cap as a cash flow hedge and, accordingly, changes in value of the cap have been reflected in income. The interest rate cap was terminated in connection with BGH’s IPO.

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

Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to convert a portion of its variable rate debt into fixed-rate debt.  Generally, Buckeye utilizes interest rate swaps for specifically identified transactions. When entering into interest rate swap transactions, Buckeye becomes exposed to both credit risk and market risk.  Credit risk occurs when the value of the swap transaction is positive, and Buckeye is subject to the risk that the counterparty will fail to perform under the terms of the contract.  Buckeye is subject to market risk with respect to changes in value of the swap.  Buckeye manages its credit risk by only entering into swap transactions with major financial institutions with investment-grade credit ratings.  Buckeye manages its market risk by associating each swap transaction with a debt obligation.  Buckeye’s practice had been to have the Board of Directors of Buckeye GP approve each swap transaction.   In January 2009, Buckeye GP’s Board of Directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate hedge agreements to manage its interest rate and cash flow risks associated with the Credit Facility.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million.  Under the swap agreement, Buckeye will pay a fixed interest rate of interest of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period.  The amounts received by Buckeye will correspond to the 30-day LIBOR rates that Buckeye expects to pay on the $50 million borrowed under the Credit Facility.  The swap will settle on the maturity date of the last 30-day LIBOR period.  Buckeye designated the swap agreement as a cash flow hedge on December 3, 2008 with changes in value between the trade date and the designation date recognized in earnings. As of December 31, 2008, $0.3 million was recognized in earnings related to the differences in the trade and designation date and the ineffectiveness for the hedge period.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye will pay a fixed interest rate of 0.81% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates that Buckeye expects to pay on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Buckeye has recorded the amount in other comprehensive income and is amortizing the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.9 million for the year ended December 31, 2008 as a result of the amortization of the termination payment.

16.  FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.  SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.  BGH adopted the non-delayed portion of SFAS 157 on January 1, 2008.

Pursuant to SFAS 157, fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement.  The three levels include:

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

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the fair value measurement of Buckeye’s assets and liabilities that are subject to SFAS 157 as of December 31, 2008:

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Commodity derivatives	$25,225	$79,322	$—
Asset held in trust	3,648	—	—
Liabilities:
Interest rate derivative	—	(333)	—
Commodity derivatives	(50,806)	(1,045)	—
Total	$(21,933)	$77,944	$—

The value of the Level 1 commodity derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.  The value of the Level 1 asset held in trust was obtained from quoted market prices.  The value of the Level 2 commodity derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations.

The commodity derivative asset of $79.3 million is net of a $0.6 million credit valuation adjustment which is based on the credit risk associated with such contracts.  Because few of Buckeye’s customers entering into fixed-price sales contracts are large organizations with nationally-recognized credit ratings, Buckeye determined that a credit valuation adjustment should be based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.

17.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

RIGP and Retiree Medical Plan

Services Company, which employs substantially all of Buckeye’s workforce, sponsors a retirement income guarantee plan (a defined benefit plan)  (the “RIGP”) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund its postretirement benefit obligation.

In September 2006, the FASB adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements were effective for Buckeye’s fiscal year ending December 31, 2006. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.

Buckeye adopted the provisions of SFAS 158 as of December 31, 2006.  In compliance with SFAS 158, Buckeye recorded a decrease in other comprehensive income of approximately $8.1 million in 2008 and $2.8 million in 2007 and an increase in other comprehensive income of $0.8 million in 2006.

Certain employees who were eligible for RIGP benefits retired in 2008.  The RIGP provides an option for the retiree to elect a calculated lump sum payment, rather than a retirement annuity, after the participant’s retirement date.  The RIGP recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost for the plan for the fiscal year.  The RIGP settled about 10% of the unrecognized losses related to these lump sum payments which resulted in a one-time charge of $1.4 million.

In December 2006, Services Company amended the postretirement health care and life insurance benefits plan (the “Retiree Medical Plan”) to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008.  This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million.  Because the amendment was adopted in December 2006, the effects of the amendment did not impact Buckeye’s net income in 2006.  In 2008 and

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2007, Buckeye’s net income was increased by approximately $4.6 million and $3.9 million, respectively, as a result of this amendment.

			Retiree Medical
	RIGP		Plan
	2008	2007	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$20,240	$19,298	$36,663	$35,018
Service cost	723	808	382	669
Interest cost	1,018	1,034	1,947	2,113
Actuarial loss (gain)	8,299	1,104	(2,669)	996
Settlements	(2,990)	—	—	—
Benefit payments	(156)	(2,004)	(1,446)	(2,133)
Benefit obligation at end of year	$27,134	$20,240	$34,877	$36,663

A reconciliation of the beginning and ending balances of the fair value of plan assets under the RIGP and the Retiree Medical Plan is as follows:

			Retiree Medical
	RIGP		Plan
	2008	2007	2008	2007
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$12,915	$11,043	$—	$—
Actuarial return on plan assets	(189)	2,126	—	—
Employer contribution	853	1,750	1,446	2,133
Settlements	(2,990)	—	—	—
Benefits paid	(156)	(2,004)	(1,446)	(2,133)
Fair value of plan assets at end of year	$10,433	$12,915	$—	$—

Funded status at end of year	$(16,701)	$(7,325)	$(34,877)	$(36,663)

Amounts recognized in BGH’s balance sheet as liabilities consist of the following:

			Retiree Medical
	RIGP		Plan
	2008	2007	2008	2007
	(In thousands)
Accrued employee benefit liabilities - current	$—	$—	$2,297	$2,183
Accrued employee benefit liabilities - noncurrent	$16,701	$7,325	$32,580	$34,480

Amounts recognized in Buckeye’s accumulated other comprehensive income are shown in the table below.  However, these SFAS 158 adjustments were re-classified to non-controlling interest in BGH’s consolidated balance sheet.

			Retiree Medical
	RIGP		Plan
	2008	2007	2008	2007
	(In thousands)
Net actuarial loss (gain)	$12,437	$4,586	$13,488	$17,180
Prior service cost (credit)	(531)	(984)	(15,362)	(18,800)
Total	$11,906	$3,602	$(1,874)	$(1,620)

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows:

	RIGP
	2008	2007
	(In thousands)
Projected benefit obligation	$27,134	$20,240
Accumulated benefit obligation	$16,112	$12,018
Fair value of plan assets	$10,433	$12,915

The weighted average assumptions used in accounting for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2008	2007	2006	2008	2007	2006
Weighted average expense assumption for the years ended December 31,
Discount rate	5.5%	5.7%	5.4%	5.8%	6.0%	5.8%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

	RIGP		Retiree Medical Plan
	2008	2007	2008	2007
Weighted average balance sheet assumptions as of December 31:
Discount rate	5.5%	5.5%	5.8%	6.0%
Rate of compensation increase	4.0%	4.0%	N/A	N/A

The expected return on plan assets was determined by a review of projected future returns along with historical returns of portfolios with similar investments as those in the plan.

The assumed rate of cost increase in the Retiree Medical Plan in 2008 was 9.5% for both non-Medicare eligible and Medicare eligible retirees.  The assumed annual rates of cost increases declines each year through 2014 to a rate of 4.5%, and remain at 4.5% thereafter for both non-Medicare eligible and Medicare eligible retirees.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  The effect of a 1.0% change in the health care cost trend rate for each future year would have had the following effects on 2008 results:

	1%	1%
	Increase	(Decrease)
	(In thousands)
Effect on total service cost and interest cost components	$145	$(130)
Effect on postretirement benefit obligation	$1,490	$(1,320)

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2008	2007	2006	2008	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$723	$808	$922	$382	$669	$857
Interest cost	1,018	1,034	1,000	1,947	2,113	2,948
Expected return on plan assets	(1,030)	(864)	(860)	—	—	—
Amortization of prior service cost benefit	(454)	(454)	(454)	(3,438)	(3,438)	(690)
Actuarial loss due to settlements	1,371	—	—	—	—	—
Amortization of unrecognized losses	296	534	612	1,023	1,429	1,542
Net periodic benefit costs	$1,924	$1,058	$1,220	$(86)	$773	$4,657

	RIGP			Retiree Medical Plan
	2008	2007	2006	2008	2007	2006
	(In thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$9,517	$(158)	$5,278	$(2,669)	$996	$17,613
Prior service cost (credit)	—	—	(1,438)	—	—	(22,238)
Amortization of net actuarial loss (gain)	(296)	(534)	—	(1,023)	(1,429)	—
Actuarial loss due to settlements	(1,371)	—	—	—	—	—
Amortization of prior service cost (credit)	454	454	—	3,438	3,438	—
Total recognized in other comprehensive income	$8,304	$(238)	$3,840	$(254)	$3,005	$(4,625)

Total recognized in net period benefit cost and other comprehensive income	$10,228	$820	$5,060	$(340)	$3,778	$32

During 2008, Buckeye expects that the following amounts currently included in other comprehensive income will be recognized in its consolidated statement of income:

		Retiree Medical
	RIGP	Plan
	(In thousands)
Amortization of unrecognized losses	$1,405	$961
Amortization of prior service cost benefit	$(454)	$(3,438)

BGH estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid in the years indicated:

		Retiree Medical
	RIGP	Plan
	(In thousands)
2009	$2,138	$2,363
2010	2,126	2,171
2011	2,499	2,276
2012	2,650	2,355
2013	2,458	2,447
Thereafter	12,460	13,158

A minimum funding contribution is not required to be made to the RIGP during 2009.  Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements.  For tax planning, financial planning, cash flow management or cost reduction purposes, BGH may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

BGH does not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan.  A summary of investments in the RIGP are as follows at December 31, 2008 and 2007:

	2008	2007
Mutual funds - equity securities	26%	43%
Mutual funds - money market	32%	27%
Coal lease	42%	30%
Total	100%	100%

The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual fund investments with the income derived with proceeds from the coal lease.  While no significant changes in the asset allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plan

Services Company also sponsors a retirement and savings plan (the “Retirement Plan”) through which it provides retirement benefits for substantially all of its regular full-time employees, except those covered by certain labor contracts.  The Retirement Plan consists of two components.  Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the Retirement Plan.  Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the Retirement Plan up to 6% of an employee’s eligible covered salary.  For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution.  Total costs of the Retirement Plan were approximately $5.6 million in 2008, $4.6 million in 2007 and $4.3 million in 2006.

Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $0.2 million for 2008, 2007 and 2006.

In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $0.2 million in 2008, $0.2 million in 2007, and $0.1 million for 2006.

18.      UNIT COMPENSATION PLANS

BGH’s Management Units

Prior to BGH’s initial public offering of its Common Units (the “IPO”) on August 9, 2006, MainLine Management was owned by MainLine L.P., a privately held limited partnership. In May 2004, MainLine L.P. instituted a Unit Compensation Plan and issued 16,216,668 Class B Units to certain members of senior management.

Coincident with BGH’s IPO, the equity interests of MainLine L.P. were exchanged for the equity interests of BGH.  The Class B Units of MainLine L.P. were exchanged for 1,362,000 Management Units of BGH.  Pursuant to the terms of the exchange, 70%, or 953,400 Management Units, became vested immediately upon their exchange, and the remaining 30%, or 408,600 of the Management Units, were expected to vest over a three year period. However, coincident with the sale of Carlyle/Riverstone BPL Holdings II, L.P’s interests in BGH in June of 2007, all the remaining unvested Management Units immediately vested and were expensed.  There are no additional Management Units available for issue.

Under the provisions of SFAS No. 123R, BGH recognized deferred compensation in 2006 for the Management Units for which both (i) vesting was accelerated compared to the MainLine Class B Units, and (ii) were now deemed probable of vesting compared to BGH’s previous estimates.  BGH determined that these criteria applied to 272,400 Management Units, the market value of which was $17.00 per unit or approximately $4.6 million in total at August 9, 2006.

Of the total equity compensation charge of $4.6 million, BGH expensed approximately $3.5 million in 2006.  The balance of $1.1 million was recorded as compensation expense in the first half of 2007.

BGH GP’s Override Units

Effective on June 25, 2007, BGH GP instituted an equity incentive plan for certain members of senior management of BGH GP and BGH.  This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH) referred to as “Override Units”.  BGH determined that, under the requirements of SFAS 123R,  BGH is required to reflect, as compensation expense and a corresponding contribution to common Unitholders’ equity, the fair value of this compensation

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

measured under the provisions of SFAS 123R.  Compensation expense recorded with respect to the Override Units for the period June 25 through December 31, 2007 was $0.6 million, and for the full-year 2008 was $1.4 million.  BGH is not the sponsor of this plan and has no liabilities with respect to it.

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

The above-noted exit event is generally defined as the sale by ArcLight, Kelso and their affiliates of their interests in BGH GP, the sale of substantially all the assets of BGH GP and its subsidiaries, or any other “extraordinary” transaction that the board of directors of BGH GP determines is an exit event.

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

The following is a summary of the activity of the Override Units as of December 31, 2008 (in thousands except per unit amounts):

	Number of Override Units			Total Number of
	Value A Units	Value B Units	Operating Units	Units Awarded
Granted June 25, 2007	1,530	1,530	1,530	4,590
Forfeited	(149)	(149)	(149)	(447)
Outstanding at December 31, 2007	1,381	1,381	1,381	4,143
Granted in the first quarter of 2008	297	297	297	891
Granted in the third quarter of 2008	85	85	85	255
Outstanding at December 31, 2008	1,763	1,763	1,763	5,289

	Compensation costs for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of outstanding override units	$3,664	$2,163	$5,861	$11,688
Less: Expense recorded from plan inception to December 31, 2008	—	—	2,012	2,012
Potential future compensation costs at December 31, 2008	$3,664	$2,163	$3,849	$9,676

	Value A	Value B	Operating
2008 Weighted average fair value per unit granted	$2.11	$1.43	$2.98
2007 Weighted average fair value per unit granted	$2.07	$1.17	$3.42

Compensation expense related to the Operating Units of approximately $1.3 million per year will be recognized in 2009, 2010 and 2011.  The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above.  Accordingly no compensation expense for the Value A and Value B Units will be recorded until an exit event occurs.

The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R.  The Monte Carlo simulation is a procedure to estimate the future equity value from the time of the valuation dates to the exit event.  The following assumptions were used for 2008 and 2007:

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2008	2007
Current equity value	$439.02 million	$439.00 million
Expected life in years	4.8	5.5
Risk-free interest rate	3.0%	4.9%
Volatility	35%	26%
Dividends	$0.00	$0.00

Buckeye’s Unit Option and Distribution Equivalent Plan

Buckeye sponsors a Unit Option and Distribution Equivalent Plan (the “Option Plan”) pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company.  The options vest three years from the date of grant and generally expire ten years from the date of grant. As options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2009, any of its LP Units.

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS 123R, using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized for the year ended December 31, 2008 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2008 is based upon options ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The impact of Buckeye’s Option Plan is immaterial to BGH’s consolidated financial statements.

19.      EMPLOYEE STOCK OWNERSHIP PLAN

Services Company provides the ESOP to the majority of its employees hired before September 16, 2004. Effective September 16, 2004, new Services Company employees as well as certain employees covered by a union multiemployer pension plan do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company.

Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses.  Total ESOP related costs charged to earnings were $3.4 million, $5.8 million and $5.6 million for the years ended December 31, 2008, 2007 and 2006.

20.      LEASES AND COMMITMENTS

Leases – Where Buckeye is Lessee

Buckeye leases certain land and rights-of-way in connection with the operations of its pipelines. Minimum future lease payments for these leases as of December 31, 2008 are approximately $5.8 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

Buckeye leases certain other land and space in office buildings.  Future minimum lease payments under these non-cancelable operating leases at December 31, 2008 are approximately $1.5 million for 2009, $1.5 million for 2010, $1.5 million for 2011, $1.4 million for 2012, $1.4 million for 2013, and $12.3 million in the aggregate thereafter.

Buckeye has leases for subsurface underground gas storage rights and surface rights in connection with its operations in the Natural Gas Storage segment. These leases may be cancelled by Buckeye if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years.  Lease payments for the year ended December 31, 2008 were $2.7 million.  Lease expense associated with these leases is being recognized on a straight-line basis over 44 years. For the year ended December 31, 2008, the Natural Gas Storage segment’s lease expense was approximately $7.1 million,

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

including $4.6 million recorded as an increase in Buckeye’s deferred lease liability.  Buckeye GP estimates that the deferred lease liability will continue to increase through 2032, at which time Buckeye’s deferred lease liability is estimated to be approximately $64.7 million. Buckeye’s deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

Future minimum lease payments for subsurface underground gas storage and mineral rights by year as of December 31, 2008, are as follows:

Years Ending
December 31,
(In thousands)
2009	$2,677
2010	2,943
2011	3,057
2012	3,281
2013	3,408
Thereafter	298,848
Total	$314,214

Rent expense under operating leases was $20.2 million, $11.7 million and $10.3 million for 2008, 2007 and 2006, respectively.

Leases – Where Buckeye is Lessor

Buckeye has entered into capacity leases with remaining terms from 6 to 14 years that are accounted for as operating leases.  All of the agreements provide for negotiated extensions.  Future minimum lease payments to be received under such operating leasing arrangements as of December 31, 2008 are $8.8 million for the next five years and $55.3 million in the aggregate thereafter.

21.      RELATED PARTY TRANSACTIONS

Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP. Buckeye incurred an administrative charge of $1.9 million for the years ended
December 31, 2008, 2007 and 2006.  In connection with the Lodi Gas acquisition, MainLine Management has foregone payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  This foregone payment has been reflected as a reduction in the purchase price of the Lodi Gas acquisition.  The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Two of MainLine Management current directors, Robb E. Turner and John F. Erhard, had an indirect ownership interest in affiliates of ArcLight, the sellers of Lodi Gas.  As a result of their indirect ownership interests in those ArcLight affiliates, Messrs. Turner and Erhard received approximately $7.9 million and $16.7 thousand, respectively, from the sale of Lodi Gas to Buckeye.

Services Company and Buckeye are considered related parties with respect to BGH. As discussed in Note 2, the condensed consolidated financial statements for BGH include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.

Relationships with Lehman Brothers

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  An affiliate of Lehman Brothers owned a direct interest in BGH GP, affiliates of Lehman Brothers had provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers was a lender under the Credit Facility, and an affiliate of Lehman Brothers was a customer of Lodi Gas.  BGH has considered its relationships with Lehman Brothers and its affiliates, and for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on BGH. The BGH GP interest owned by an affiliate of Lehman Brothers was a passive investment that did not entitle its holder to any management or other control rights with respect to BGH GP, MainLine Management, BGH, Buckeye GP, or Buckeye.  Consequently, BGH believes that if the interest in BGH GP is or has been transferred in connection with Lehman Brothers’ bankruptcy, such transfer will not adversely impact BGH.  An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye.  Lehman Brothers, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under Buckeye’s Credit Facility, but recently has not honored that commitment.  BGH does not believe that the reduction in capacity under Buckeye’s Credit Facility resulting from the unavailability of

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lehman Brothers, FSB’s commitment will have any impact on BGH’s ability to meet its liquidity needs.  Finally, in October 2008, Lehman Brothers sold the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.

22.      EARNINGS PER UNIT

The earnings per unit calculations for the years ended December 31, 2008, 2007, and 2006, reflect only the results since the closing of BGH’s IPO on August 9, 2006.  Accordingly, the results from January 1 through August 8, 2006 have been excluded from the calculation.  The following table presents the number of units used in computing the income per unit and the weighted average number of units outstanding:

	December 31,
	2008	2007	2006
	(In thousands)
Basic:
Weighted average common units outstanding	27,770	27,424	26,938
Weighted average management units outstanding	530	718	953
Units for basic	28,300	28,142	27,891

Diluted:
Units used for basic calculation	28,300	28,142	27,891
Dilutive effect of additional management units	—	158	409
Units for diluted	28,300	28,300	28,300

23.      CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.   Distributions for the years ended December 31, 2008, 2007, and 2006 amounted to $34.4 million, $27.7 million, and $3.5 million, respectively.  In 2006, BGH also used its available cash remaining after payment of the distribution to make distributions to its pre-IPO equity owners, and to pay cash bonuses of approximately $2.0 million to its named executive officers and certain other employees of Services Company.

Record Date	Payment Date	Amount Per Common Unit
November 6, 2006	November 30, 2006	$0.125

February 6, 2007	February 28, 2007	0.225
May 7, 2007	May 31, 2007	0.240
August 6, 2007	August 31, 2007	0.250
November 5, 2007	November 30, 2007	0.265

February 5, 2008	February 29, 2008	0.285
May 9, 2008	May 30, 2008	0.300
August 8, 2008	August 29, 2008	0.310
November 7, 2008	November 28, 2008	0.320

On February 2, 2009, MainLine Management announced a quarterly distribution of $0.33 per Common Unit that was paid on February 27, 2009, to Unitholders of record on February 12, 2009.  Total cash distributed to Unitholders on February 27, 2009 was approximately $9.3 million.

24.      SEGMENT INFORMATION

Based on the financial information provided to senior management, BGH has determined that its operations are appropriately presented in five reportable operating segments: Pipeline Operations, Terminalling and Storage, Natural Gas Storage, Energy

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Services, and Other Operations. BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources.

Pipeline Operations:

The Pipeline Operations segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 17 states. This segment also has three refined petroleum products terminals with aggregate storage capacity of approximately 0.5 million barrels in three states.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has 56 products terminals with aggregate storage capacity of approximately 23.3 million barrels in ten states.

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services through a natural gas storage facility in northern California that is owned and operated by Lodi Gas.  The facility currently provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

The Natural Gas Storage segment’s revenues consist of lease revenues and hub services revenues.  Lease revenues consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement.  Hub services revenues consist of a variety of other storage services under interruptible storage agreements. These services principally include park and loan transactions.  Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer.  Park revenues are recognized ratably over the term of the agreement.  Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loan revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment is a leading wholesale distributor of refined petroleum products in the northeastern United States. The segment recognizes revenues after products are delivered. The segment’s products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment’s customers consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,400 miles of third-party pipeline systems, which are owned principally by major oil and chemical companies and are located primarily in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s consolidated financial statements as described in Note 2 hereto. All inter-segment revenues, operating income, and assets have been eliminated.  All periods are presented on a consistent basis.  All of Buckeye’s operations and assets are conducted and located in the United Sates.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue:
Pipeline Operations	$387,267	$379,345	$350,909
Terminalling and Storage	119,155	103,782	81,267
Natural Gas Storage	61,791	—	—
Energy Services	1,295,925	—	—
Other Operations	43,498	36,220	29,584
Intersegment	(10,984)	—	—
Total	$1,896,652	$519,347	$461,760

Operating income:
Pipeline Operations	$149,349	$146,878	$133,039
Terminalling and Storage	52,133	40,581	25,879
Natural Gas Storage	32,235	—	—
Energy Services	5,905	—	—
Other Operations	6,870	7,894	5,955
Total	$246,492	$195,353	$164,873

Depreciation and amortization:
Pipeline Operations	$35,188	$32,996	$32,809
Terminalling and Storage	6,051	5,610	5,180
Natural Gas Storage	4,599	—	—
Energy Services	3,386	—	—
Other Operations	1,610	1,630	1,640
Total	$50,834	$40,236	$39,629

Capital expenditures:
Pipeline Operations	$38,182	$47,563	$79,521
Terminalling and Storage	30,245	18,341	9,852
Natural Gas Storage	49,514	—	—
Energy Services	4,191	—	—
Other Operations	297	1,963	3,301
Consolidating-level	—	—	143
Total	$122,429	$67,867	$92,817

Acquisitions:
Pipeline Operations	$19,169	$1,933	$79,826
Terminalling and Storage	66,242	38,793	14,427
Natural Gas Storage	438,806	—	—
Energy Services	143,306	—	—
Other Operations	—	—	—
Total	$667,523	$40,726	$94,253

	December 31,
	2008	2007
	(In thousands)
Assets:
Pipeline Operations*	$1,630,050	$1,673,744
Terminalling and Storage	473,806	385,446
Natural Gas Storage	503,278	—
Energy Services	333,967	—
Other Operations	93,309	74,462
Consolidating-level	228,687	220,674
Total	$3,263,097	$2,354,326

* All equity investments shown in Note 8 are included in the assets of Pipeline Operations.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.                  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2008 and 2007 is set forth below. Quarterly results were influenced by seasonal and other factors inherent in BGH’s business.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands- except per unit amounts)
Revenue	$380,275	$124,944	$492,548	$124,951	$496,170	$125,653	$527,659	$143,799	$1,896,652	$519,347
Operating income	56,094	48,634	56,986	44,214	63,251	46,222	70,161	56,283	246,492	195,353
Net income	5,849	5,939	5,317	4,131	7,234	5,078	8,077	7,773	26,477	22,921
Earnings per limited partner unit- basic:	$0.21	$0.21	$0.19	$0.15	$0.26	$0.18	$0.29	$0.27	$0.94	$0.81
Earnings per limited partner unit- diluted:	$0.21	$0.21	$0.19	$0.15	$0.26	$0.18	$0.29	$0.27	$0.94	$0.81

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The management of MainLine Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MainLine Management’s disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by BGH in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)       Management’s Report on Internal Control Over Financial Reporting.

Management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c)       Change in Internal Control Over Financial Reporting.

No change in MainLine Management’s internal control over financial reporting for BGH occurred during BGH’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, MainLine Management’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

BGH does not have directors or officers. The executive officers and directors of MainLine Management and Services Company perform all management functions for BGH.  The directors of MainLine Management are appointed by BGH GP, as the sole member of MainLine Management.  Officers of MainLine Management are elected by the Board of Directors of MainLine Management.  See “Certain Relationships and Related Transactions.”

Directors of MainLine Management

Set forth below is certain information concerning the directors of MainLine Management.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
Forrest E. Wylie, 45 Chairman of the Board, Chief Executive Officer and Director*

Mr. Wylie was named Chairman of the Board, Chief Executive Officer and a director of MainLine Management on June 25, 2007. Mr. Wylie was also named Chairman of the Board, Chief Executive Officer and a director of Buckeye GP on June 25, 2007. Mr. Wylie was also the President of MainLine Management and Buckeye GP from June 25, 2007 until he resigned, solely from such positions, on October 25, 2007. Prior to his appointment, he served as Vice Chairman of Pacific Energy Management LLC, an entity affiliated with Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership, from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and Chief Financial Officer of NuCoastal Corporation, a midstream energy company, from May 2002 until February 2005. Mr. Wylie currently serves on the Board of Directors of Eagle Bulk Shipping Inc., Coastal Energy Company and Cross Inc., a private company.

Christopher L. Collins, 35 Director	Mr. Collins became a director of MainLine Management on June 25, 2007. He has been a transaction professional with Kelso & Company since 2001.

John F. Erhard, 33 Director

Mr. Erhard became a director of MainLine Management on March 20, 2008. He has served ArcLight Capital Partners, LLC since 2001, initially as an associate and recently as a principal. He also serves as a director of Buckeye GP.

Joseph A. LaSala, Jr., 54 Director*۷

Mr. LaSala became a director of MainLine Management on July 26, 2007. Prior to such date, he was a director of Buckeye GP. Since January 2007, he has served as Senior Executive Vice President, General Counsel and Secretary of Discovery Communications, LLC. He previously served as Vice President, General Counsel and Secretary of Novell, Inc. since July 11, 2001.

Frank J. Loverro, 39 Director	Mr. Loverro became a director of MainLine Management on June 25, 2007. He has been a principal with Kelso & Company since 1993. Mr. Loverro also serves as a director of RHI Entertainment, LLC.

Oliver G. “Rick” Richard, III, 56	Mr. Richard became a director of MainLine

Director۷

Management on April 29, 2008. He is currently the owner and president of Empire of the Seed LLC, a private consulting firm in the energy and management industries, as well as the private investments industry, and is Chairman of CleanfuelsUSA, an alternative vehicular fuel company. Mr. Richard served as Chairman, President and Chief Executive Officer of Columbia Energy Group (“Columbia Energy”) from April 1995 until Columbia Energy was acquired by NiSource Inc. in November 2000. Mr. Richard was appointed by President Reagan and confirmed by the United States Senate to the Federal Energy Regulatory Commission, serving from 1982 to 1985. Mr. Richard also serves as a director of Buckeye GP.

Frank S. Sowinski, 52 Director۷

Mr. Sowinski became a director of MainLine Management on August 4, 2006. Prior to such date, he was a director of Buckeye GP. Since January 2006, he has been a Management Affiliate of MidOcean Partners, a private equity investor. He served as Executive Vice President of Liz Claiborne, Inc. from January 2004 until October 2004. Mr. Sowinski served as Executive Vice President and Chief Financial Officer of PWC Consulting, a systems integrator company, from May 2002 to October 2002.

Robb E. Turner, 46 Director

Mr. Turner became a director of MainLine Management on June 25, 2007. He also serves as a director of Buckeye GP. Mr. Turner co-founded ArcLight Capital Partners, LLC in 2000 and has been a principal since its inception. He has seventeen years of energy finance, corporate finance, and public and private equity investment experience.

* Also a director of Services Company.

۷ Is an independent director of MainLine Management and is not otherwise affiliated with MainLine Management or its parent companies.

Executive Officers of BGH

Set forth below is certain information concerning the executive officers of BGH other than Mr. Wylie.

Name, Age and Present Position	Business Experience During Past Five Years
Robert A. Malecky, 45 Vice President, Marketing	Mr. Malecky was named Vice President, Marketing of Services Company on July 1, 2000.

Khalid A. Muslih, 37 Vice President, Corporate Development

Mr. Muslih was named Vice President, Corporate Development of Services Company on June 25, 2007. Prior to his election, Mr. Muslih served as Vice President, Corporate Development of Pacific Energy Management LLC, an entity affiliated with Pacific Energy Partners, L.P., from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Muslih served as Commercial Officer, Mergers & Acquisitions of NuCoastal Corporation from July 2002 until March 2005.

Vance E. Powers, 52 Vice President, Finance and Controller

Mr. Powers has served as Vice President, Finance and Controller for Services Company since November 2003. Mr. Powers was the Acting Chief Financial Officer of MainLine Management from July 27, 2007 until November 10, 2008. He also served in the same capacity for Buckeye GP during such time.

William H. Schmidt, Jr., 36 Vice President, General Counsel and Secretary

Mr. Schmidt became Vice President, General Counsel and Secretary of MainLine Management on November 4, 2007 and has served Buckeye GP in the same capacity since such time as well. Prior to that date, Mr. Schmidt had served as Vice President and General Counsel of Services Company since February 1, 2007 and as Associate General Counsel of Services Company since September 13, 2004. Mr. Schmidt practiced law at Chadbourne & Parke LLP, a New York-based law firm, before joining Buckeye.

Clark C. Smith, 54 President and Chief Operating Officer

Mr. Smith became President and Chief Operating Officer of MainLine Management on February 17, 2009 and has served Buckeye GP in the same capacity since such time as well. From June 2004 through June 2007, Mr. Smith served as Managing Director of Engage Investments, L.P., a private company established to provide consulting services to, and to make equity investments in, energy-related businesses. Mr. Smith was Executive Vice President of El Paso Corporation and President of El Paso Merchant Energy Group, a division of El Paso Corporation, from August 2000 until May 2003. Mr. Smith served on the Board of Directors of Buckeye GP from October 1, 2007 through February 17, 2009.

Keith E. St.Clair, 52 Senior Vice President and Chief Financial Officer

Mr. St.Clair became Senior Vice President and Chief Financial Officer MainLine Management on November 10, 2008 and has served Buckeye GP in the same capacity since such time as well. Prior to his appointment, he served as Executive Vice President and Chief Financial Officer of Magnum Coal Company, one of the largest coal producers in Central Appalachia, from January 2006 until its sale to Patriot Coal Corporation in July 2008. Mr. St.Clair was Senior Vice President and Chief Financial Officer of Trade-Ranger, Inc, a global business-to-business marketplace for electronic procurement and supply chain management for the oil and gas industry from March 2002 until its sale in mid-2005. Mr.  St.Clair is a certified public accountant.

Section 16(a)   Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, BGH’s officers and directors, and persons beneficially owning more than 10% of BGH’s Common Units, are required to file with the Commission reports of their initial ownership and changes in ownership of BGH’s Common Units.  BGH’s officers and directors, and persons beneficially owning more than 10% of BGH’s Common Units are also required by SEC regulations to furnish BGH with copies of all Section 16(a) forms they file.  Based solely on its review of Forms 3, 4 and 5 furnished to it and written representations from certain persons that no other reports were required for those persons,

MainLine Management believes that for 2008, all officers and directors, and persons beneficially owning more than 10% of BGH’s Common Units, who were required to file reports under Section 16(a) complied with such requirements.

Committees of the Board of Directors

Audit Committee

MainLine Management has an Audit Committee (the “Audit Committee”) composed of Frank S. Sowinski (Chairman), Joseph A. LaSala, Jr., and Oliver G. “Rick” Richard, III.  The members of the Audit Committee are independent, non-employee directors of MainLine Management and are not officers, directors or otherwise affiliated with MainLine Management or its parent or subsidiary companies, except that Mr. Richard serves on the Board of Directors and the Audit Committee of Buckeye GP.  MainLine Management’s Board of Directors has determined that no Audit Committee member has a material relationship with MainLine Management.  The Board of Directors has also determined that Mr. Sowinski qualifies as an Audit Committee financial expert as defined in Item 407(d) (5) of Regulation S-K.

The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and independent auditors.  The Audit Committee also reviews the quality, independence and objectivity of the independent and internal auditors.  The Audit Committee has sole authority as to the retention, evaluation, compensation and oversight of the work of the independent auditors.  The independent auditors report directly to the Audit Committee.  The Audit Committee also has sole authority to approve all audit and non-audit services provided by the independent auditors.  The charter of the Audit Committee is available at BGH’s website at www.buckeyegp.com by browsing to the “Corporate Governance” subsection of the “Investor Center” menu.

The Audit Committee may act as a conflicts committee or a special committee at the request of MainLine Management to determine matters that may present a conflict of interest between MainLine Management or its parent companies and BGH.

The Audit Committee has established procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  These procedures are part of the Business Code of Conduct and are available at BGH’s website at www.buckeyegp.com by browsing to the “Corporate Governance” subsection of the “Investor Center” menu.

Compensation Committee, Compensation Committee Interlocks and Insider Participation

As a limited partnership that is listed on the New York Stock Exchange (“NYSE”), BGH is not required to have a compensation committee.  However, because we were responsible for the payment of all compensation to our and Buckeye’s four most highly compensated named executive officers (See “Our Responsibility for Compensation” below), our Board of Directors concluded that a compensation committee was appropriate, and the Compensation Committee was formed in January 2007. The Compensation Committee currently is composed of Frank J. Loverro (Chairman), Oliver G. “Rick” Richard, III and Frank S. Sowinski. Messrs. Richard and Sowinski are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act of 1934, as amended (“the Exchange Act”)) and non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act).  Mr. Loverro is a non-independent director who is affiliated with BGH GP.

In 2008, the Compensation Committee determined and allocated compensation among BGH’s senior management, including four of its named executive officers.  Among other things, in 2008 the Compensation Committee was responsible for:

•      Approving actual salaries and incentive awards for named executive officers;

•      Reviewing and approving the annual compensation objectives for senior management;

•      Evaluating the performance of the named executive officers in pursuing the goals and objectives approved by the Compensation Committee, as well as the goals and objectives set forth in Buckeye’s annual budget;

•      Reviewing and approving with the Chief Executive Officer or President general compensation guidelines for senior management other than the named executive officers, including proposed salary ranges and merit increase guidelines; and

•      Overseeing any incentive compensation plans for senior management.

The Compensation Committee meets several times throughout the year to act on the responsibilities above. The Compensation Committee may also act by written consent from time to time in response to events occurring between scheduled meetings. The Compensation Committee may seek guidance or input from the Chief Executive Officer when making determinations about the compensation of the named executive officers other than the Chief Executive. The Chief Executive Officer and the President also may provide recommendations to the Compensation Committee concerning the high-level allocation of incentive award pools among the senior management other than named executive officers. The Chief Executive Officer and the President also may determine the salaries and amounts of individual incentive awards to senior management members other than named executive officers. The charter of the Compensation Committee is available at BGH’s website at www.buckeyegp.com by browsing to the “Investor Center, Corporate Governance” menu.

In its two-year existence, the Compensation Committee has not routinely engaged compensation consultants or relied on reports of such consultants in carrying out its duties. The Compensation Committee of Buckeye GP did retain a compensation consultant, Mercer, LLC, in 2008, however, to evaluate all aspects of our executive compensation program in comparison to the market. See the discussion below under the heading “Compensation Discussion and Analysis — Compensation Restructuring” for more information.

Although Buckeye is also an NYSE-listed limited partnership and is likewise not required to have a Compensation Committee, in order to conform to best governance procedures, the Board of Directors of its general partner formed a Compensation Committee in 2007. The committee is composed of three directors who are independent (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act) and non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act), and two directors who are not independent. The independent directors are Oliver G. “Rick” Richard, III (Chairman), C. Scott Hobbs and Mark C. McKinley.  The non-independent directors are Michael B. Goldberg and Robb E. Turner, who are affiliated with BGH GP.  In 2008, Mr. Clark C. Smith served on the Board of Directors and on the Compensation Committee of Buckeye GP.

Corporate Governance Matters

BGH has adopted a Code of Ethics for Directors, Executive Officers and Senior Financial Employees that applies to, among others, the Chairman, President, Chief Financial Officer and Controller of MainLine Management, as required by Section 406 of the Sarbanes Oxley Act of 2002.  Furthermore, BGH has adopted Corporate Governance Guidelines and a charter for its Audit Committee and Compensation Committee.  Each of the foregoing is available on BGH’s website at www.buckeyegp.com by browsing to the “Investor Center, Corporate Governance” menu.  BGH will provide copies, free of charge, of any of the foregoing upon receipt of a written request. BGH intends to disclose amendments to, or director and executive officer waivers from, the Code of Ethics, if any, on its website, or by Form 8-K to the extent required.

You can also find information about BGH at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of MainLine Management provided such certification to the NYSE in 2008 without qualification.  In addition, the certifications of MainLine Management’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this report.

Communication with the Board of Directors

A holder of BGH’s Common Units or other interested party who wishes to communicate with the non-management directors of MainLine Management may do so by contacting William H. Schmidt, Jr., Vice President, General Counsel and Secretary, at the address or phone number appearing on the front page of BGH’s Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the Board of Directors except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review them.

Item 11.         Executive Compensation

Overview

In Items 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions, and Director Independence), when referring to Buckeye GP Holdings L.P., we will use the terms “BGH” “we,” “us,” “our” and other similar terms.

We are managed by our general partner, MainLine Management LLC, which we refer to as MainLine Management.  Our general partner is 100% owned by BGH GP Holdings, LLC, which we refer to as BGH GP. We are owned approximately 62% by BGH GP, approximately 37% by the public, and approximately 1% by members of our senior management.  BGH GP is primarily owned by affiliates of ArcLight Capital Partners, LLC, Kelso & Company, and certain investment funds; along with certain members of our senior management.

We own 100% of Buckeye GP LLC, which is the general partner of Buckeye Partners, L.P., which we call Buckeye.  Buckeye is a publicly traded master limited partnership (NYSE: BPL) organized in 1986 under the laws of the state of Delaware. We refer to Buckeye GP LLC as Buckeye GP.

Buckeye Pipe Line Services Company, which we refer to as Services Company, employs almost all of the employees, who provide services for us including MainLine Management’s officers.  Pursuant to a services agreement and an executive employment agreement, we and Buckeye reimbursed Services Company for all executive compensation costs and related benefits paid to MainLine Management’s executive officers in 2008.

Compensation Discussion and Analysis

Named Executive Officers

We do not have officers or directors.  Our business is managed by the Board of Directors of our general partner, MainLine Management, and the executive officers of MainLine Management perform all of our management functions.  Thus, the executive officers of MainLine Management are our executive officers.  This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of MainLine Management. In 2008, our executive officers, whom we refer to as our “named executive officers” were:

•      Forrest E. Wylie, Chairman and Chief Executive Officer;

•      Keith E. St.Clair, Senior Vice President and Chief Financial Officer;

•      Stephen C. Muther, President; and

•      Eric A. Gustafson, Senior Vice President and Chief Operating Officer.

In addition to our 2008 named executive officers, this Compensation Discussion and Analysis sets forth information concerning the total compensation in 2008 of Vance E. Powers, who is currently Vice President, Finance and Controller of Services Company but who served through November 10, 2008 as MainLine Management’s Acting Chief Financial Officer.

Our Compensation Philosophy

We believe the most effective compensation schemes for companies like us emphasize pay-for-performance for their named executive officers. Our executive compensation scheme needs to be able to attract, retain and motivate skilled and experienced executives who can grow our business while maintaining our high standards of customer service and safety. The most important performance metric for us is whether our executives can increase our quarterly distributions to our Unitholders. The best way to motivate our executive officers to achieve this goal is to offer both short and long-term incentives, and the best way to align our executives’ interests with those of our Unitholders is to use both cash and equity awards to provide those incentives.

Our Responsibility for Compensation in 2008

Each of our named executive officers is also a named executive officer of Buckeye in 2008. Pursuant to the terms of an Exchange Agreement that originated in 1997 between Buckeye GP (which we own), Buckeye and several of Buckeye’s subsidiaries, we are responsible for all 2008 compensation and fringe benefit costs for Buckeye’s four most highly compensated officers, regardless of whether the services for which such officers are compensated were performed for us or for Buckeye, and Buckeye is responsible for the compensation of all other officers.  In 2008, we were responsible for the compensation of Messrs. Wylie, St.Clair, Muther and Gustafson (with the exception of some potential contractual severance payments that could become payable to Mr. Muther upon termination of his employment, as further described under the heading “Payments upon Termination or Change in Control” below), but Buckeye was responsible for the compensation of Mr. Powers because Mr. Powers was not one of the four highest salaried officers during such period.

Compensation Restructuring

Under the bifurcated compensation program described above, decisions regarding management compensation were made by the Compensation Committees of two separate public companies. This divided responsibility for employee compensation had the potential for the application of differing standards across the workforce and potentially affected the comparability of BGH’s and Buckeye’s financial results to their publicly-traded peers.  Beginning in November 2007, our Compensation Committee and the Compensation Committee of Buckeye’s general partner began to study the overall compensation program of BGH and Buckeye to look for ways to eliminate the disadvantages mentioned above and to better allow us to implement our compensation philosophy for our named executive officers.

Following discussions with the Compensation Committee of Buckeye, the Buckeye Compensation Committee engaged a compensation consultant, Mercer LLC, to assist in that effort. The scope of Mercer’s engagement was limited to an assessment of the compensation of Buckeye’s 2008 named executive officers (who were also the named executive officers of BGH) in comparison to a peer group (described in the next section) and two broader energy market surveys. The purpose of the Mercer engagement was not to receive recommendations regarding the amount or form of executive compensation for 2008.

After further consideration and review of the report of the compensation consultant, the Compensation Committees determined that the assumption by Buckeye of all officer compensation was the optimal approach.  Because the owner of our general partner controls both us and Buckeye, Buckeye’s Audit Committee, represented by independent counsel, acted as a special committee of Buckeye’s Board of Directors and assisted Buckeye’s Compensation Committee in negotiating the terms of the executive compensation assumption with the Board of Directors of our general partner.

On October 15, 2008, BGH and Buckeye entered into an amendment to the Exchange Agreement, and BGH entered into a Termination Agreement which terminated the executive employment agreement, which together provided that Buckeye, rather than BGH, would become directly responsible for all executive compensation liabilities arising on and after January 1, 2009 in return for an annual fixed payment from BGH to Buckeye in the amount of $3,570,750.

During the negotiation of the restructuring, which took almost twelve months to complete and frequently required multiple committee meetings per month, the Compensation Committee of our general partner did not make changes to the base salaries of Messrs. Wylie, Muther or Gustafson (Mr. St.Clair was not hired until November 2008).  After considering whether to adjust the salaries of Messrs. Wylie, Muther and Gustafson, our Compensation Committee elected not to adjust such base salaries primarily because the salaries were considered sufficient to retain such executive officers and, following the restructuring, we would no longer be responsible for the payment of such salaries.  Our Compensation Committee also considered the various other elements of compensation paid to these named executive officers and, in light of the restructuring, determined reevaluation of the appropriateness or amounts of such various other elements of compensation, and reexamination of the effects each element has on the others was not in order for 2008. The Compensation Committee of Buckeye’s general partner did approve an increase in the base salary of Mr. Powers for 2008 based solely on the increase in his responsibilities during his temporary appointment as acting Chief Financial Officer. Finally, Buckeye’s Compensation Committee did not reevaluate the appropriateness or amounts of the various other elements of compensation for Mr. Powers, and did not examine the effects each element has on the others.

Types of Compensation in 2008

In 2008, the compensation paid by Buckeye or us to our named executive officers consisted primarily of salary and, in the cases of Messrs. St.Clair and Powers, discretionary bonuses.  Our named executive officers also benefited from contributions to their accounts under Buckeye’s broad-based Retirement and Savings Plan and, in the cases of Messrs. Muther, Gustafson and Powers, Buckeye’s broad-based Employee Stock Ownership Plan.  Mr. Powers also received an option grant to purchase 5,000 LP Units under Buckeye’s Unit Option and Distribution Equivalent Plan.  Finally, the total compensation in 2008 of our named executive officers (except for Mr. St.Clair) also included the ongoing vesting of equity awards issued in 2007 by BGH GP, the privately owned parent company of our general partner.

Salary

The base salaries of our named executive officers in 2008 were as follows:

Name	Base Salary in 2008
Forrest E. Wylie	$400,000
Keith E. St.Clair	$325,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
Vance E. Powers	$207,200

Except for Mr. Powers’ salary, the salaries of our named executive officers were paid by us.  Except as discussed below for Mr. St.Clair, none of BGH, our Compensation Committee, or Buckeye’s general partner or its Compensation Committee determined these salaries based on any benchmarking against those of similarly situated executives in peer companies.

Mr. St.Clair was hired on November 10, 2008, shortly after the completion of the executive compensation restructuring described above.  Buckeye’s Compensation Committee was responsible for setting the salary for Mr. St.Clair because due to the executive compensation restructuring, Buckeye would be responsible for paying Mr. St.Clair’s salary on and after January 1, 2009.  In setting the compensation of Mr. St.Clair, Buckeye’s Compensation Committee used the report prepared by Mercer, the compensation consultant, in connection with the evaluation of the executive compensation restructuring. The portion of the Mercer report relied on by Buckeye’s Compensation Committee for these purposes contained data on the base salaries of Chief Financial Officers at a peer group of nine other publicly traded pipeline master limited partnerships.  The companies in the peer group were: Energy Transfer

Partners, L.P., Sunoco Logistics Partners L.P., Global Partners LP, Oneok Partners, L.P., Inergy, L.P., NuStar Energy, L.P., Magellan Midstream Partners, L.P., Genesis Energy, L.P. and Atlas Pipeline Holdings, L.P.

Mr. St.Clair’s base salary was negotiated with Mr. St.Clair, but Buckeye’s Compensation Committee determined that setting the salary above the median salary of the peer group was essential to attracting a desirable candidate. In making this determination, Buckeye’s Compensation Committee recognized that, unlike every company in the peer group, Buckeye did not have a Unitholder-approved equity incentive plan in which Mr. St.Clair could participate, although the committee did not give this factor any increased weight over any other factor.  According to the Mercer report, the base salary at the 50th percentile for Chief Financial Officers within the peer group was $267,000 and the salary at the 75th percentile was $342,000.

Bonuses

In early 2009, Buckeye’s Compensation Committee approved bonus payments to Keith E. St.Clair and Vance E. Powers for their performance in 2008. Mr. St.Clair’s bonus was $72,000, and Mr. Powers was awarded $148,161.

In determining the amount of the bonus paid to Mr. St.Clair, Buckeye’s Compensation Committee considered the speed with which Mr. St.Clair familiarized himself with our and Buckeye’s financial statements, factors affecting our liquidity and capital resources and our and Buckeye’s internal control over financial reporting in the short time since his hire date, as well as the contributions Mr. St.Clair has made in the budgeting process for 2009 and his interactions with the independent public accountants and Audit Committees. The amount was calculated to be equal to 130% of Mr. St.Clair’s annual salary, pro-rated for the two months in which he was employed.

In determining the amount of Mr. Powers’ bonus, Buckeye’s Compensation Committee considered the fact that Mr. Powers had served as our and Buckeye’s Acting Chief Financial Officer for almost the entire year.  Buckeye’s Compensation Committee considered Mr. Powers’ salary to be low compared to his responsibilities as our and Buckeye’s Acting Chief Financial Officer, and awarded him the bonus in order to compensate him for the diligence and skill with which he carried out his increased responsibilities in 2008.

Unit Option Plan

In February 2008, Mr. Powers was granted an option to purchase 5,000 of Buckeye’s LP Units at an exercise price of $49.47 per LP Unit pursuant to Buckeye’s Unit Option and Distribution Equivalent Plan (the “Option Plan”). The top four highest salaried officers who were paid by us were not eligible to participate in the Option Plan. Mr. Powers was awarded the grant along with many of our and Buckeye’s other managers, based on the recommendation of Mr. Wylie and Mr. Muther, who typically make recommendations to Buckeye’s Board of Directors with respect to the recipients and amounts of awards under the Option Plan. Buckeye’s Compensation Committee approved the grant to Mr. Powers based on the recommendation of Messrs. Wylie and Muther. The amount of the grant was determined in the context of the grants made to all of the managers as a group.  Messrs. Wylie and Muther recommended a pool of approximately 143,500 options be awarded, and the number of LP Units subject to Mr. Powers’ option was consistent with other senior managers in the group.

Non-Qualified Deferred Compensation

The named executive officers also received non-qualified deferred compensation in 2008 in the form of contributions by us or Buckeye to their Benefit Equalization Plan accounts. The Benefit Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Benefit Equalization Plan for company-contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. All of our executive officers participated in this plan prior to us becoming a public company in August of 2006, and neither our Compensation Committee nor the Compensation Committee of Buckeye’s general partner has considered discontinuing their eligibility to participate in this plan since such date.

Override Units

In connection with BGH GP’s purchase of a controlling interest in us in 2007, BGH GP granted our named executive officers (except for Mr. St.Clair) certain limited liability company interests, called override units, in BGH GP. The Board of Directors of BGH GP determined the number of override units awarded to the named executive officers and the vesting schedules of those override units. A description of the override units and their vesting schedules is contained in the narrative discussion following the Summary Compensation Table below.  The BGH override units were neither awarded by us nor paid by us.

Compensation Committee Report

As discussed in the Compensation Discussion and Analysis, we were responsible for the compensation of Messrs. Wylie, St.Clair, Muther and Gustafson.  For the period from January 1, 2008 through November 10, 2008, Mr. Powers, in his capacity as Acting Chief Financial Officer, was compensated by Buckeye and not by us.

In light of the foregoing, as required by Item 407(e) (5) of Regulation S-K, our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussions, has recommended to the Board of Directors of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

OF THE BOARD OF DIRECTORS OF

MAINLINE MANAGEMENT LLC

Frank J. Loverro

Oliver G. “Rick” Richard, III

Frank S. Sowinski

Summary Compensation Table

				Unit	Option	Non-Equity Incentive Plan	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($) (3)	($) (8)	($)
Forrest E. Wylie	2008	400,000	—	544,960	—	—	40,000	984,960
Chairman and Chief Executive Officer	2007	200,000	—	272,480	—	—	12,693	485,173

Keith E. St.Clair (4)	2008	37,500	72,000	—	—	—	1,875	111,375
Senior Vice President and Chief Financial Officer

Stephen C. Muther (5)	2008	305,770	—	145,323	—	—	40,378	491,471
President	2007	305,770	—	308,411	—	—	50,872	665,053
	2006	305,770	—	690,410	—	575,000	57,040	1,628,220

Eric A. Gustafson (6)	2008	300,000	—	145,323	—	—	40,378	485,701
Senior Vice President and	2007	300,000	—	249,474	—	—	114,697	664,171
Chief Operating Officer	2006	300,000	—	517,807	5,201	87,500	114,839	1,025,347

Vance E. Powers (7)	2008	207,200	148,161	90,827	12,588	—	113,865	572,641
Former Acting	2007	177,672	35,000	104,351	15,468	108,750	95,434	536,675
Chief Financial Officer and Controller

(1)          Amounts reflect compensation expense recognized in the financial statements for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123R, for two separate incentive unit award programs.   In 2008, the amounts relate to override units granted in 2007 by BGH GP.  In 2007, the amounts relate to both: i) the management units of BGH and ii) override units granted in 2007 by BGH GP.   In 2006, the amounts relate to the management units of BGH.  See the narrative discussions below titled “Buckeye GP Holdings L.P. Management Units” and “BGH GP Holdings, LLC Override Units” for the assumptions used in the valuation of the fair value of the management and override units.

(2)          Amounts reflect compensation expense recognized in the financial statements for fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123R, for option awards of Buckeye’s limited partner units made pursuant to the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan.  The top four highest salaried officers performing duties for our general partner, which in 2008 included Messrs. Wylie, St.Clair, Muther and Gustafson, are not eligible for option awards under this program. However, Mr. Gustafson had outstanding option awards that were granted to him under this program prior to his becoming one of the four highest salaried officers. The fair value of unit options was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Expected dividend yield	6.3%	6.6%	6.9%
Expected unit price volatility	16.0%	19.6%	20.7%
Risk-Free interest rate	2.7%	4.7%	4.6%
Expected life (in years)	4.8	6.5	6.5
Weighted-average fair value at grant date	$2.89	$5.07	$4.52

The expected dividend yield is based on 4.8 years of historic yields of LP Units.  The expected volatility is based upon 4.8 years of historical volatility of Buckeye’s LP Units.  In accordance with SFAS 123R in 2006 and 2007, Buckeye used the simplified method to calculate the expected life, which was the option vesting period of three years plus the option term of ten years divided by two.  In compliance with SFAS 123R, effective January 1, 2008, Buckeye now uses historical experience in determining the expected life assumption used to value its options.  The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

(3)          Amount reported for 2007 for Mr. Powers represents an amount paid in 2008 for incentive goals achieved for the fiscal year 2007.  The amounts reported for 2006 for Messrs. Muther and Gustafson were paid in connection with the completion of our initial public offering.

(4)          Mr. St.Clair joined BGH on November 10, 2008.

(5)          Effective February 17, 2009, Mr. Muther resigned from his position of President of MainLine Management due to his pending retirement.  Mr. Muther will continue as employee of Services Company through June 30, 2009.

(6)          Effective February 17, 2009, Mr. Gustafson resigned from his position as Senior Vice President and Chief Operating Officer of MainLine Management due to his pending retirement.  Mr. Gustafson is continuing as an employee of Services Company for a limited transition period prior to his retirement.

(7)          Mr. Powers currently serves as Service Company’s Vice President, Finance and Controller.

(8)          For each named executive officer, the amounts in the column labeled “All Other Compensation” consist of:

				Unit
		Savings		Options	Benefit	Total
		Plan		Distribution	Equalization	All Other
	Fiscal	Contributions	ESOP	Equivalents	Plan	Compensation
Name	Year	($) (a) *	($) (b)	($) (c) *	($) (d) *	($)
Forrest E. Wylie	2008	23,000	—	—	17,000	40,000
	2007	12,693	—	—	—	12,693

Keith E. St.Clair	2008	1,875	—	—	—	1,875

Stephen C. Muther	2008	11,500	23,628	—	5,250	40,378
	2007	11,250	26,497	—	13,125	50,872
	2006	11,000	22,744	—	23,296	57,040

Eric A. Gustafson	2008	11,500	23,628	—	5,250	40,378
	2007	11,250	26,497	63,825	13,125	114,697
	2006	11,000	22,744	60,033	21,062	114,839

Vance E. Powers	2008	11,500	22,538	68,265	11,562	113,865
	2007	9,684	21,925	63,825	—	95,434

*Compensation awarded pursuant to this plan to Messrs. Wylie, St.Clair, Muther and Gustafson was paid by us.  Compensation awarded to Mr. Powers pursuant to this plan was paid by Buckeye.

(a)          Amounts represent a 5% company contribution to the Buckeye Pipe Line Services Company Retirement and Savings Plan for each of the named executive officers on wages of up to $230,000 for 2008, $225,000 for 2007 and $220,000 for 2006.  Messrs. Wylie and St.Clair also receive a dollar-for-dollar matching contribution on their contributions to the retirement and savings plan up to 5% of their pay.

(b)         Amounts represent the value of Buckeye Pipe Line Services Company stock allocated to each named executive officer, in accordance with the terms of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan described in the accompanying narrative.

(c)          Amounts represent the payment of distribution equivalents under the Option Plan.  Pursuant to the Option Plan, distribution equivalents were calculated by multiplying (i) the number of Buckeye’s limited partner units subject to such options that have not vested by (ii) 200% of Buckeye’s per limited partner unit regular quarterly distribution.  The number of unit options used as the basis for the payments in 2008 was 3,700 for Mr. Powers. In 2007, 3,700 unit options were the basis for the payment to Messrs. Powers and Gustafson.  In 2006, 3,700 unit options were the basis for the payment to Mr. Gustafson.

(d)         Amounts represent contributions to the named executive officer’s account under the Buckeye Pipe Line Services Company Benefit Equalization Plan. A description of the plan and the amounts of contributions credited to each named executive officer’s account in 2008 are set forth in the “2008 Nonqualified Deferred Compensation Table” and the accompanying narrative discussion below.

Salaries

The base salaries of our named executive officers in 2008 were as follows:

Name	Base Salary in 2008
Forrest E. Wylie	$400,000
Keith E. St.Clair	$325,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
Vance E. Powers	$207,200

Except for Mr. Powers’ salary for 2008, the salaries of our named executive officers were paid by us.  As discussed in the preceding Compensation, Discussion and Analysis, except with respect to Mr. St.Clair’s salary, none of our general partner, its Compensation Committee, Buckeye’s general partner or Buckeye’s Compensation Committee has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies.

Muther Employment Agreement

We are a party to an amended and restated employment and severance agreement, dated as of October 25, 2007, with Mr. Muther.   Mr. Muther’s base salary under his employment agreement is not less than $300,000 per year (less applicable taxes and withholdings).   Mr. Muther’s employment agreement is terminable at any time for any reason by us or Mr. Muther, subject to the obligations of us and Buckeye to pay Mr. Muther severance under certain circumstances. Pursuant to the employment agreement, Mr. Muther is employed by Services Company.  Pursuant to the Exchange Agreement and the Executive Employment Agreement between us and Services Company, in 2008 we reimbursed Services Company for all payments to Mr. Muther and the cost of Mr. Muther’s benefits under the employment agreement.  In 2008, we were responsible for Mr. Muther’s compensation pursuant to his employment agreement (but Buckeye may be liable for certain severance payments described in “Payments Upon Termination or Change in Control” below).

Buckeye GP Holdings L.P. Management Units

Under the provisions of SFAS 123R, in 2007 and 2006 we recognized a total of $4.6 million of deferred compensation in connection with the accelerated vesting of certain management units. For a more detailed description of these management units and the acceleration of their vesting, please see the discussion under the heading “Buckeye GP Holdings L.P. Management Units” following the Summary Compensation Table in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 14, 2008.

BGH GP Holdings, LLC Override Units

In connection with its purchase of a controlling interest in us on June 25, 2007, BGH GP granted certain limited liability company interests, called Override Units, to certain members of our management, including Messrs. Wylie, Muther, Gustafson, and Powers. The limited liability company agreement of BGH GP defines three types of Override Units: Value A Units, Value B Units and Operating Units. BGH GP granted Override Units, with grant date fair values to our named executive officers, as follows:

Granted June 25, 2007:

Name	Value A # of Units	Value B # of Units	Operating # of Units	Total # of Units Awarded
Forrest E. Wylie	637,381	637,381	637,381	1,912,143
Stephen C. Muther	169,968	169,968	169,968	509,904
Eric A. Gustafson	169,968	169,968	169,968	509,904
Vance E. Powers	106,230	106,230	106,230	318,690

	Value A	Value B	Operating
Grant Date Fair Value per unit	$2.07	$1.17	$3.42

Forfeiture

The Override Units are generally subject to forfeiture upon the occurrence of certain events before benchmark dates, which events and dates vary based on the type of Override Unit and the grantee.  The Override Units owned by a named executive officer are subject to forfeiture if:

•                  such named executive officer’s employment is terminated for cause;

•                  such named executive officer’s employment is terminated due to death, disability or retirement (Value A Units and Value B Units only); or

•                  such named executive officer’s employment is terminated for any other reason prior to the occurrence of an exit event (as defined below) or the entry into a definitive agreement that would result in an exit event and an exit event does not occur within one year after the termination of employment.

For the purposes of this discussion, an “exit event” generally includes the sale by ArcLight, Kelso and their affiliates of their interests in BGH GP, the sale of substantially all the assets of BGH GP and its subsidiaries, or any other “extraordinary” transaction that the Board of Directors of BGH GP determines is an exit event.

The table below sets forth the percentages of each named executive officer’s Override Units that are subject to forfeiture upon the occurrence of certain events prior to the dates set forth in the table.

Named			Time Since Date of the Grant of Override Units
Executive Officer	Unit Type	Reason for Forfeiture*	Before 1 Year	1 Year	18 Months	2 Years	30 Months	3 Years	42 Months	4+ Years
Forrest E. Wylie	A & B Units Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
		Other	100%	100%	100%	100%	100%	100%	100%	100%
		Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Vance E. Powers	A & B Units Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	100%	100%	100%	100%	100%
		Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Stephen C. Muther	A & B Units Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	50%	37.5%	25%	12.5%	0%
		Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Eric A. Gustafson	A & B Units Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	50%	37.5%	25%	12.5%	0%
		Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%

*                             “Cause” means termination of employment for cause.   “DDR” means termination of employment due to death, disability or retirement. Upon Mr. Wylie’s retirement (as opposed to the termination of his employment upon death or disability), all of his Value A Units and Value B Units will be forfeited.  “Other” means termination of employment for any other reason.

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

Subject to the ability of the board of BGH GP to change such amounts, distributions may be $10.00 per Override Unit.  Such distributions may be made when and as declared by the board of BGH GP, to which we refer as interim distributions, or as a result of an exit event.  Furthermore, named executive officers who hold Value A Units or Value B Units that become eligible to participate in distributions upon satisfaction of the performance criteria summarized above are entitled to cumulative priority “catch up distributions” in respect of earlier interim distributions not made on those Value A Units and Value B Units upon a subsequent interim distribution or a distribution in connection with an exit event.

Operating Units that are still subject to forfeiture at the time of a distribution do not participate in interim distributions but are entitled to distributions in connection with an exit event.  As with Value A Units and Value B Units, distributions on Operating Units are equal to $10.00 per Operating Unit.  Additionally, Operating Units that are no longer subject to forfeiture are entitled to cumulative priority “catch up distributions” in respect of earlier interim distributions not made on such Operating Units upon a subsequent interim distribution or distribution in connection with an exit event.  Finally, distributions on Operating Units that are not subject to forfeiture are not subject to the investment multiple performance criteria that are applicable to Value A Units and Value B Units.

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

•      Volatility of 26%.  Since BGH GP’s primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.5 year equity volatility of other firms in the same industry as BGH; and

•      Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

Requirements With Respect to Non-Competition and Non-Solicitation

The limited liability company agreement of BGH GP provides that, for a certain period of time certain holders of the Override Units, which includes certain of our named executive officers (referred to as the “Management Members”), may not become associated with or employed by any entity that is actively engaged in any geographic area in which we, Buckeye GP, Buckeye or any of Buckeye’s subsidiaries (collectively, the “Buckeye Entities”) does business in any business which is either in competition with the business of the Buckeye Entities conducted at any time during the 12 months preceding the date such Management Member ceases to hold any equity interest in BGH GP or proposed to be conducted by the Buckeye Entities in the Buckeye Entities’ business plan as in effect as of the date such Management Member ceases to hold any equity interest in BGH GP.

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

Retirement and Other Benefits

The majority of Buckeye’s regular full-time employees hired before September 16, 2004 (including Messrs. Muther, Gustafson and Powers) participate in Services Company’s employee stock ownership plan, or ESOP, which is a qualified plan. Services Company owns approximately 2.1 million of Buckeye’s limited partner units. The ESOP owns all of the outstanding common stock of Services Company, or approximately 2.1 million shares.  Accordingly, one share of Services Company common stock is generally considered to have a value equal to one of Buckeye’s limited partner units. Under the ESOP, Services Company common stock is allocated to employee accounts quarterly.  Individual employees are allocated shares based on the ratio of their eligible compensation to the aggregate eligible compensation of all ESOP participants.  Eligible compensation generally includes base salary, overtime payments and certain bonuses. The value of shares accumulated by an employee in the ESOP is payable to the employee or transferable to other qualified plans in accordance with the terms of the ESOP plan upon termination of the employee’s employment.

Services Company also sponsors a Retirement and Savings Plan through which it provides retirement benefits for substantially all of its regular full-time employees (including our named executive officers), except those covered by certain labor contracts.  The retirement plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the retirement plan.  Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the retirement plan up to 6% of an employee’s eligible covered salary.  For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution.  Each of our named executive officers receives the contribution equal to 5% of his salary (subject to certain IRS limits) annually, and these amounts vest ratably over a five year period.  Except for Mr. Powers, in 2008, we were responsible for the named executive officer compensation paid with respect to the contribution.  Because each of Messrs. Muther, Gustafson and Powers participates in the ESOP, we do not make any matching contributions to the retirement plan on their behalf.  Because Messrs. Wylie and St.Clair do not participate in the ESOP, we do make matching contributions on their behalf.  In 2008, we were responsible for the compensation paid to Messrs. Wylie and St.Clair with respect to the matching contribution to their retirement and savings plans.

Services Company also sponsors a Benefit Equalization Plan, which is described in detail in the narrative discussion following the “Nonqualified Deferred Compensation Table” below. Except for Mr. Powers, in 2008, we were responsible for the named executive officer compensation discussed in that section.

2008 Grants of Plan-Based Awards Table

		All Other Option Awards: Number of Units	Exercise Price of Option Awards	Grant Date Fair Value of Unit and Option Awards
Name	Grant Date	(#) (1)	($)	($) (1)
Forrest E. Wylie	—	—	—	—
Keith E. St.Clair	—	—	—	—
Stephen C. Muther	—	—	—	—
Eric A. Gustafson	—	—	—	—
Vance E. Powers	02/21/2008	5,000	49.47	14,450

(1)   As discussed below, this amount was awarded pursuant to the Unit Option and Distribution Equivalent Plan.  The distribution equivalent, as discussed below, was included in the Summary Compensation Table as “All Other Compensation”.

Option Plan

The Option Plan provides for the grant of options to acquire Buckeye’s limited partnership units to certain of its and its affiliates’ officers and key employees.  The Option Plan has historically been administered by the Board of Directors of Buckeye GP, but may be administered by Buckeye GP’s Compensation Committee in the future. The board or committee may authorize one or more officers of

Buckeye GP to designate optionees and determine the number of options to be received by such optionees, provided that the authorizing resolution specifies the total number of options that may be so awarded. In practice, Buckeye’s executive officers usually recommend option grants to the Board of Directors of Buckeye GP in February of each calendar year, and the Board of Directors considers and approves the appropriate grants.  Our executive officers whose compensation is paid by us pursuant to the Exchange Agreement described above are not eligible to receive unit option grants under the Option Plan which, for 2008, included Messrs. Wylie, St.Clair, Muther and Gustafson.

The Option Plan provides that options will generally vest three years after the date of grant, provided the optionee remains an employee of Buckeye or its affiliates at such time. Once an option becomes vested, the option remains exercisable for a period of seven years from the date of vesting, or for a shorter period specified by the Board of Directors of Buckeye GP or its Compensation Committee.

The Option Plan also permits the Board of Directors of Buckeye GP or its Compensation Committee to grant distribution equivalent rights in tandem with option grants.  Distribution equivalents provide the optionee with an accrual of an amount, subject to certain distribution targets set at the discretion of the Board of Directors of Buckeye GP or its Compensation Committee, equal to the regular quarterly distribution on the number of unvested units subject to the option. Distribution equivalents are maintained in distribution equivalent accounts on Buckeye’s books and records.  Distribution equivalents cease to accrue when units subject to an option vest.  No interest accrues or is payable to the balance in any distribution equivalent account.   Recent changes in tax laws have limited the effectiveness of the Option Plan.  As a result, Buckeye has developed a new plan for which Buckeye is seeking the approval of the holders of Buckeye’s limited partnership units.

Historically, Buckeye’s Board of Directors has set certain distribution targets for the payment of the accrued distribution equivalents to the optionees.  The benchmark for the distribution target is based on an increase in the cash distributions paid to holders of Buckeye’s limited partnership units over the three-year vesting period of such options. In the event that the distribution target is achieved, the distribution equivalents previously credited to an optionee’s account will be paid to such optionee at 100% of the distribution equivalents.  If the stretch limit is achieved, 200% of the distribution equivalents otherwise credited to the optionee’s account will be paid to the optionee. If the threshold limit is achieved, only 50% of the distribution equivalents will be paid to the optionee.  If the increase in the cash distributions paid to holders of Buckeye’s limited partnership units over the three-year vesting period of the options is below the threshold amount, the optionee will not receive any distribution equivalents.  Set forth below are the distribution targets for the increase in the cash distributions paid to holders of Buckeye’s limited partnership units over the three-year vesting periods for options granted in 2008, 2007 and 2006:

2008, 2007 and 2006
Below $0.40/ unit		None
Threshold	$0.40/unit	50 percent
Target	$0.60/unit	100 percent
Stretch	$0.75/unit	200 percent

In 2008, cash distribution equivalents paid to holders of options that vested in 2008 were $18.45 per unit.  The amounts and features of the 2008 unit option grant to Mr. Powers were approved by Buckeye’s Board of Directors in February 2008.  Buckeye is responsible for Mr. Powers’ compensation discussed in this section.

2008 Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards				Unit Awards
		Number of Units Underlying Unexercised Option (#)	Number of Units Underlying Unexercised Option (#) Unexercisable	Option Exercise Price	Option Expiration	Number of Units that have not Vested	Market Value of Units that have not Vested
Name	Grant Date	Exercisable	(1)	($)	Date	(#) (2) *	($) (3) *
Forrest E. Wylie	—	—	—	—	—	1,673,125	4,415,457

Keith E. St.Clair	—	—	—	—	—	—	—

Stephen C. Muther	—	—	—	—	—	446,166	1,177,453

Eric A. Gustafson	—	—	—	—	—	446,166	1,177,453

Vance E. Powers	02/26/2004	3,700	—	42.10	02/26/2014	278,854	735,908
	04/01/2005	3,700	—	45.88	04/01/2015	—	—
	02/23/2006	—	3,700	44.73	02/23/2016	—	—
	02/21/2007	—	3,500	50.36	02/21/2017	—	—
	02/21/2008	—	5,000	49.47	12/31/2011	—	—

*Represents compensation that is neither awarded by us nor paid by us.

(1)   These amounts relate to options to purchase Buckeye’s limited partner units under our the Option Plan.  All options vest after the expiration of three years from the grant date of the option and are exercisable for up to seven years after the vesting date, except for those granted February 21, 2008, which expire on December 31, 2011. Our named executive officers other than Mr. Powers do not participate in the Option Plan.

(2)   These amounts are unvested Override Units granted by BGH GP, which units consist of Operating Units, Value A Units, and Value B Units.  At December 31, 2008, Messrs. Wylie, Muther, Gustafson, and Powers had 398,363, 106,230, 106,230, and 66,394 unvested Operating Units, respectively.   At December 31, 2008, Messrs. Wylie, Muther, Gustafson, and Powers had 637,381, 169,968, 169,968, and 106,230 unvested Value A Units, respectively, and 637,381, 169,968, 169,968, and 106,230 unvested Value B Units, respectively.  The vesting of the Override Units is discussed above in the narrative section titled “BGH GP Holdings, LLC Override Units”.

(3)   A value of $5.18 per unvested Operating Unit was derived by using the closing market price per unit of our Common Units on December 31, 2008.  The fair value of the Value A and Value B Units was $2.21 and $1.48 per unit, respectively. The fair values of the Value A and Value B Units were calculated using a Monte Carlo simulation model that was consistent with the method as described in the above narrative section titled “BGH GP Holdings, LLC Override Units” but using December 31, 2008 as the valuation date.

2008 Option Exercises and Units Vested Table

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized
	Vesting	on Vesting
Name	(#) (1) *	($) (2) *
Forrest E. Wylie	239,018	1,893,817
Keith E. St.Clair	—	—
Stephen C. Muther	63,738	505,018
Eric A. Gustafson	63,738	505,018
Vance E. Powers	39,836	315,636

*Represents compensation that is neither awarded by us nor paid by us.

(1)   These amounts are vested Operating Units granted by BGH GP.  The vesting of the Operating Units is discussed above in the narrative section titled “BGH GP Holdings, LLC Override Units”.

(2)   Represents an aggregate value of $1,489,877, $397,301, $397,301 and $248,313 with respect to Operating Units that vested on June 25, 2008 and $403,940, $107,717, $107,717 and $67,323 with respect to Operating Units that vested on December 25, 2008 held by each of Messrs. Wylie, Muther, Gustafson and Powers, respectively.  The values realized for the vested Operating Units were derived by using our closing market price per Common Unit on the vesting date of such Operating Units, as applicable.

2008 Nonqualified Deferred Compensation Table

	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Losses	Withdrawals	Balance at
	in Last	in Last	in Last	Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Year-End
Name	($) (1)	($)	($)	($) (2)
Forrest E. Wylie*	17,000	(2,074)	—	14,926
Keith E. St.Clair	—	—	—	—
Stephen C. Muther*	5,250	(67,922)	—	398,160
Eric A. Gustafson*	5,250	(23,529)	—	100,711
Vance E. Powers	11,562	(2,661)	—	14,421

*Represents compensation that is paid by us.

(1)   These contributions in the last fiscal year for each named executive officer are included in the All Other Compensation column of the Summary Compensation Table above.

(2)   The following amounts were previously reported as compensation in the Summary Compensation Table for previous years:  Mr. Muther - $36,421 and Mr. Gustafson - $34,187.

The amounts reflected in the table above were credited to accounts of the named executive officers under the Buckeye Pipe Line Services Company Benefit Equalization Plan (the “Equalization Plan”). The Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels.  Employee deferrals are not allowed under the Equalization Plan.  In addition, the Equalization Plan provides that any employee with a balance in the plan will be credited with earnings on that balance at a rate that is equivalent to the actual earnings that the employee realizes on his or her investments in the Buckeye Pipe Line Services Company Retirement and Savings Plan. Employees may periodically change their investment elections in the Retirement and Savings Plan in accordance with its terms and the terms of the documents governing the investments in which they currently participate. Amounts accumulated by an employee in the Equalization Plan are payable to the employee in a lump sum upon termination of employment.  A participating employee may also receive a distribution of all or a portion of his or her account balance in the event of a “hardship” as defined in the plan document and upon determination by the committee that administers the plan, and an employee may receive payment of a portion (as described in the plan) of the employee’s account balance in the event of the death of the employee.

The table below shows the fund options available under the Retirement and Savings Plan and their annual rate of return for the year ended December 31, 2008.

Name of Fund	Rate of Return
American Century Income & Growth - Inst. Fund	-34.56%
American Century Small Cap Value - Inst. Fund	-27.54%
American Funds Growth Fund of America - R4	-39.07%
American Value Portfolio	-36.11%
JPMorgan SmartRetirement 2010-Inst.	-21.16%
JPMorgan SmartRetirement 2015-Inst.	-25.57%
JPMorgan SmartRetirement 2020-Inst.	-28.79%
JPMorgan SmartRetirement 2030-Inst.	-33.69%
JPMorgan SmartRetirement 2040-Inst.	-34.59%
JPMorgan SmartRetirement Income-Inst.	-17.98%
JPMorgan Stable Value	4.11%
Lord Abbett Developing Growth - A Fund	-47.50%
Oakmark Equity and Income Fund	-16.18%
PIMCO Total Return Fund	4.60%
SSgA S&P 500 Fund-D	-38.14%
SSgA MSCI EAFE Index Fund-C	-47.82%
Templeton Foreign - A Fund	-46.09%

Payments upon Termination or Change in Control

Severance and Continued Benefits

Mr. Wylie

If Mr. Wylie’s employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company.  Subject to certain limitations, upon an involuntary termination, Mr. Wylie would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks’ base pay for each year of service over 4 years.  Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year’s base pay, which for Mr. Wylie is $400,000.  Assuming an involuntary termination of employment on December 31, 2008, Mr. Wylie would receive severance payments equal to approximately $61,538.  If Mr. Wylie were to be involuntarily terminated within two years after a “change of control,” he would be entitled to receive two times the severance payments he would have been entitled to receive under the above formula, or approximately $123,077.  For the purposes of the severance pay plan, a “change of control” will occur if any person (as such term is used in sections 13(d) and 14(d) of the Exchange Act), except us or our affiliates becomes the beneficial owner, or the holder of proxies, in the aggregate of 80% or more of our limited partner units then outstanding.

Mr. St.Clair

In connection with the appointment of Mr. St.Clair as Senior Vice President and Chief Financial Officer of MainLine Management and Buckeye GP, Mr. St.Clair entered into a Severance Agreement, dated as of November 10, 2008, with BGH, Buckeye, and Services Company.  Pursuant to the terms of the Severance Agreement, Mr. St.Clair is entitled to severance payments following (i) the termination of Mr. St.Clair’s employment by Services Company except if the termination is a result of (x) the continuous illness, injury or incapacity for a period of six consecutive months of Mr. St.Clair or (y) “Cause”, or (ii) a voluntary termination of employment by Mr. St.Clair upon (I) the material failure of Services Company to comply with and satisfy any of the terms of the Severance Agreement, (II) the significant reduction by Services Company of the authority, duties or responsibilities of Mr. St.Clair, (III) the elimination of Mr. St.Clair from eligibility to participate in, or the exclusion of Mr. St.Clair from participation in, employee benefit plans or policies, except to the extent such elimination or exclusion is applicable to Buckeye GP’s named executive officers as a group, (IV) the reduction in Mr. St.Clair’s annual base compensation or the reduction in the annual target cash bonus opportunity for which Mr. St.Clair is eligible (unless such reduction in Mr. St.Clair’s annual target cash bonus opportunity is made in connection with similar reductions in the bonus opportunities of Buckeye GP’s named executive officers as a group), or (V) the transfer of Mr. St.Clair, without his express written consent, to a location that is more than 100 miles from Houston, Texas.  Mr. St.Clair’s Severance Agreement provides for a lump-sum severance payment from Services Company in the amount of Mr. St.Clair’s annual base salary at the time of termination plus any annual target bonus opportunity for such year. Assuming a qualifying termination of employment on December 31, 2008, Mr. St.Clair would have received a lump-sum severance payment equal to $325,000.

If Mr. St.Clair becomes eligible for severance payments pursuant to the terms of his Severance Agreement, Services Company will also provide certain continued benefits to Mr. St.Clair under our medical and dental plans and policies for a period of 12 months following his termination.  Mr. St.Clair’s eligibility to continue receiving such medical and dental benefits will cease if he obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation.  During the 12-month benefit period, Services Company will pay Mr. St.Clair a monthly payment equal to the COBRA cost of continued health and dental coverage, less the amount that Mr. St.Clair would be required to contribute for heath and dental coverage if Mr. St.Clair were an active employee.  On each date on which a monthly benefit payment is made, Services Company will also pay Mr. St.Clair an additional tax gross-up amount equal to the federal, state and local income and payroll taxes, if any, that Mr. St.Clair incurs on the benefit payment and the gross-up payment.  For the purposes of the gross-up payment, the aggregate tax rate for the federal, state and local income and payroll taxes is assumed to be 25%.  The gross-up payments will cease when the benefits payments cease.

For the purposes of Mr. St.Clair’s Severance Agreement, “Cause” is defined as (i) habitual insobriety or substance abuse, (ii) engaging in acts of disloyalty to BGH or Buckeye including fraud, embezzlement, theft, commission of a felony, or proven dishonesty, or (iii) willful misconduct of Mr. St.Clair in the performance of his duties, or the willful failure of Mr. St.Clair to perform a material function of his duties pursuant to the terms of the Severance Agreement.

In addition to any applicable severance payments described above, assuming Mr. St.Clair was terminated as of December 31, 2008 under circumstances that entitled him to receive the continued medical and dental benefits described above, the value of such benefits is estimated to be approximately $14,226. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees.  Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Mr. St.Clair would begin upon the expiration of his benefit continuation period set forth above.

Mr. Muther

On October 25, 2007, in connection with Mr. Muther becoming President of our general partner and of Buckeye’s general partner, we and Mr. Muther amended and restated his employment and severance agreement. Mr. Muther’s employment and severance agreement provides that we will pay severance payments and allow Mr. Muther to continue certain medical and dental benefits following a termination of Mr. Muther’s employment by us (and our affiliates). Under the employment and severance agreement, Mr. Muther is entitled to the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther’s employment for any reason other than for “cause” or (b) a voluntary termination of employment by Mr. Muther for “good reason,” which includes an election by Mr. Muther to terminate his employment between December 26, 2008 and June 25, 2010 following a change of control in us or Buckeye (which includes the change of control that occurred on June 25, 2007 as discussed above). Under either of these circumstances, Mr. Muther would receive a cash severance payment from us of $2,000,000 at the time of his termination.   Assuming a qualifying termination of employment on December 31, 2008, Mr. Muther would have received a lump-sum severance payment equal to $2,000,000.  In addition, we will provide certain continued medical and dental benefits to Mr. Muther under Buckeye’s plans for a period of 18 months following his termination (36 months if his termination were to be in connection with a change of control). Mr. Muther’s eligibility to continue receiving these medical and dental benefits will cease if Mr. Muther obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation.  Also, if the first day of the calendar month on or following Mr. Muther’s 65th birthday will be less than 18 months after his termination (36 months if his termination were to be in connection with a change of control), then the cash severance payment described above will be reduced to an amount equal to a fraction of such amount, the numerator of which is the number of days from the date of Mr. Muther’s termination to the first day of the calendar month on or following Mr. Muther’s 65th birthday and the denominator of which is 548 (1095 if Mr. Muther’s termination was in connection with a change of control). For purposes of Mr. Muther’s employment agreement, a “change of control” is defined as the acquisition (other than by our general partner and its affiliates) of 80 percent or more of Buckeye’s limited partnership units, 51 percent or more of the general partner interests owned by Buckeye’s general partner or 50 percent or more of the voting equity interest of Buckeye and Buckeye GP on a combined basis and includes the change of control that occurred on June 25, 2007 as discussed above.  Mr. Muther is also eligible for severance under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company, which is described below in the discussion regarding Mr. Gustafson. If Mr. Muther is terminated such that both plans are triggered, however, the amount of the payments he would receive pursuant to his employment and severance agreement will be reduced by any amounts he receives pursuant to the severance pay plan.   As of December 31, 2008, the severance payable to Mr. Muther pursuant to his employment and severance agreement exceeds the amount payable under the severance pay plan.

In addition to any applicable severance payments described above, assuming Mr. Muther was terminated as of December 31, 2008 under circumstances that entitled him to receive the continued medical, dental and disability benefits described above, the value of such benefits is estimated to be approximately $14,963, except if the termination were in connection with a change of control, the value of his benefits would be approximately $29,925. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees.  Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Mr. Muther would begin upon the expiration of his benefit continuation periods set forth above.

Mr. Gustafson

If Mr. Gustafson’s employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company.  Subject to certain limitations, upon an involuntary termination, Mr. Gustafson would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks’ base pay for each year of service over 4 years.  Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year’s base pay, which for Mr. Gustafson is $300,000.  Assuming an involuntary termination of employment on December 31, 2008, Mr. Gustafson would receive severance payments equal to approximately $293,500.  If Mr. Gustafson were to be involuntarily terminated within two years after a “change of control,” he would be entitled to receive one year’s base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $593,500.  For the purposes of the severance pay plan, a “change of control” will occur if any person (as such term is used in sections 13(d) and 14(d) of the Exchange Act), except us or our affiliates becomes the beneficial owner, or the holder of proxies, in the aggregate of 80% or more of Buckeye’s limited partner units then outstanding.

Mr. Powers

If Mr. Powers’ employment were terminated involuntarily, he would also be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company.  Subject to certain limitations, upon an involuntary termination, Mr. Powers would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks’ base pay for each year of service over 4 years.  Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year’s base pay, which for Mr. Powers was $207,200 in 2008.  Assuming an involuntary termination of employment on December 31, 2008, Mr. Powers would receive severance payments equal to approximately $53,800.  If Mr. Powers were to be involuntarily terminated within two years after a “change of control,” he would be entitled to receive one year’s base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $261,000.

Plan Payouts

Upon termination of employment, each named executive officer would become entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account. If such officers had been terminated as of December 31, 2008, each of them would have been entitled to receive the amounts set forth opposite his name in the “Aggregate Balance at Last Fiscal Year End” column of the “Nonqualified Deferred Compensation Table” for his benefits equalization plan balance. As of December 31, 2008, the value of Mr. Muther’s ESOP account was $434,606, the value of Mr. Gustafson’s ESOP account was $401,847 and the value of Mr. Powers’ ESOP account was $152,320.

As noted in the “Outstanding Equity Awards at Fiscal Year-End Table” above, Mr. Powers owns 12,200 unvested options to purchase Buckeye’s limited partnership units pursuant to the Option Plan. Under the terms of the Option Plan, if Buckeye experiences a change of control as defined in the Option Plan, and the acquiring entity does not assume the options under the Option Plan or otherwise provide for options to purchase the acquiror’s equity securities of equal value, then Mr. Powers’ unvested options would become vested upon the change of control. Upon vesting in connection with a change of control, Mr. Powers would realize value equal to the number of his options that vested times the amount, if any, by which the then current market price of Buckeye’s limited partner units exceeds the exercise price for such options set forth in column (e) of the “Outstanding Equity Awards at Fiscal Year-End Table.” Under the Option Plan, a change of control of Buckeye would occur if (1) holders of Buckeye’s limited partnership units approve a merger or consolidation of Buckeye with any other entity, other than a merger or consolidation which would result in holders of Buckeye’s limited partnership units retaining at least 75% of the total equity interest of the surviving entity, as represented by the percentage of units or equity securities of us or such surviving entity held by holders of Buckeye’s limited partnership units immediately after such merger or consolidation, (2) a plan of complete dissolution of Buckeye is adopted or holders of Buckeye’s limited partnership units approve an agreement for the sale or disposition by Buckeye (in one transaction or a series of transactions) of all or substantially all of Buckeye’s assets, or (3) Buckeye GP is removed, or any person or entity except one or more of the equity interest holders of Buckeye GP or any employee benefit plan of Buckeye GP, together with all affiliates of such person or entity, becomes the beneficial owner, or the holder of proxies, in the aggregate of 51% or more of Buckeye GP’s general partner interests.

BGH GP Override Units

Upon a sale of a controlling interest in us or BGH GP, our named executive officers may be entitled to participate in a distribution in connection with an exit event as described above under the heading “BGH GP Holdings, LLC Override Units.” The amount of any such distribution is currently indeterminable, as it depends on the purchase price for the transaction and also on the aggregate amount of distributions that have been made to the ArcLight Kelso Members described above prior to the effectiveness of the sale.

As set forth above, certain percentages of each named executive officer’s Override Units are subject to forfeiture upon the occurrence of certain events, subject to certain vesting dates.  Termination of employment of a named executive officer due to death, disability or retirement will not subject the Operating Units to any forfeiture, however.

2008 Director Compensation Table

Fees Earned or
Name	Paid in Cash
W. B. Hauptfuhrer **	$26,666
Christopher L. Collins	—
John F. Erhard	—
Joseph A. LaSala (1)	93,750
Frank J. Loverro	—
Oliver G. “Rick” Richard, III (1)	63,334
Frank S. Sowinski (1)	103,750
Robb E. Turner	—
Total	$287,500

**Mr. Hauptfuhrer resigned from his position on the Board of Directors of MainLine Management as well as the Audit Committee on April 29, 2008.

(1)  Includes $20,000 for each of Messrs. Richard and Sowinski, and $25,000 for Mr. LaSala as Chairman, for serving on a Special Committee to review and evaluate the terms and conditions of a proposed tender offer by BGH GP.

Director Compensation

In 2008, directors of MainLine Management received an annual fee of $50,000 plus $1,250 for each Board of Directors and committee meeting attended.  Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000.  Neither Mr. Wylie nor any of the non-independent members of the Board of Directors receive any fees for services as a director.  Directors’ fees paid by our general partner in 2008 to its directors amounted to $287,500. The directors’ fees were reimbursed by us.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information, as of March 9, 2009, concerning the beneficial ownership of our Common and Management Units held by each director of our general partner, the Chief Executive Officer of our general partner, the President and Chief Operating Officer of our general partner, the other named executive officers of our general partner and by all directors and executive officers of our general partner as a group.  All information with respect to beneficial ownership has been furnished by the respective directors and executive officers, as the case may be. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Buckeye Partners, L.P., Five TEK Park, 9999 Hamilton Blvd., Breinigsville, PA 18031.

	Number of
	BGH	Percent of
	Common &	Common &
	Management	Management
Name of Beneficial Owner:	Units (1)	Units
Christopher L. Collins	17,513,737	61.9	%(2)(3)
John F. Erhard		—
Eric A. Gustafson	45,000	*	(4)
Joseph A. LaSala, Jr	—	—
Frank J. Loverro	17,513,737	61.9	%(2)(3)
Stephen C. Muther	50,000	*	(5)
Vance E. Powers	10,000	*
Oliver G. “Rick” Richard, III	—	—
Clark C. Smith	—	—
Frank S. Sowinski	8,100	*
Keith E. St.Clair	—	—
Robb E. Turner	17,513,737	61.9	%(2)(3)
Forrest E. Wylie	17,513,737	61.9	%(2)(3)
All directors and executive officers as a group (consisting of 14 persons)	17,577,837	62.1	%(6)
Other 5% Unitholders:
BGH GP Holdings	17,513,737	61.9	%(2)(3)
Goldman Sachs	3,037,146	10.7	%(7)

*Less than 1%

(1)  Unless otherwise indicated, the persons named above have sole voting and investment power over the Common and Management Units reported.

(2)   Includes Management Units, which are convertible into Common Units, at the election of the holder, on a one-for-one basis.

(3)  Includes Common and Management Units owned by BGH GP Holdings, LLC, the sole member of MainLine Management.  BGH GP is governed by a Board of Directors which includes Messrs. Collins, Loverro, Turner and Wylie, each of whom is also a director of MainLine Management.  Therefore, each of these directors has shared voting and investment power over the securities indicated.  BGH GP is primarily owned by investment partnerships affiliated with ArcLight Capital Partners, LLC, Kelso & Company and certain other investment funds.  The address of BGH GP is c/o ArcLight Capital Partners, LLC, 200 Clarendon Street, 55th Floor, Boston, Massechusetts 02117.  Each of Messrs. Collins, Loverro, Turner, and Wylie expressly disclaims beneficial ownership of such Common and Management Units of BGH.

(4)  Effective February 17, 2009, Mr. Gustafson resigned from his position as Senior Vice President and Chief Operating Officer of MainLine Management due to his pending retirement. Mr. Gustafson is continuing as an employee of Services Company for a limited transition period prior to his retirement.

(5)  Effective February 17, 2009, Mr. Muther resigned from his position as President of MainLine Management due to his pending retirement.  Mr. Muther will continue as an employee of Services Company through June 30, 2009.

(6)  The 17,513,737 Common and Management Units are included in the total only once.

(7)  The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. filed Amendment No. 2 to Schedule 13G on February 6, 2008, to report that, as of December 31, 2007, it had shared voting power over 101,707 Common Units of BGH, and beneficial ownership of, and shared dispositive power over 2,935,439 Common Units of BGH, representing 10.7% of the total outstanding Common Units of BGH, as of that date.  The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have not filed a Schedule 13G in 2009 prior to March 9, 2009.  Based on the total number of Common Units of BGH outstanding as of March 9, 2009, and the number of Common Units reported by the Goldman Sachs Group, Inc. and Goldman, Sachs & Co. as of December 31, 2007, it had 10.7% of the total outstanding Common Units of BGH.

Buckeye Partners, L.P.

Services Company owns approximately 4.4 % of the outstanding LP Units as of March 9, 2009.  No person or group is known to be the beneficial owner of more than 5% of the LP Units as of March 9, 2009.

The following table sets forth certain information, as of March 9, 2009, concerning the beneficial ownership of LP Units by each director of our general partner, the Chief Executive Officer of our general partner, the President and Chief Operating Officer of our general partner, the other named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to our general partner by such persons, no director or executive officer of our general partner owned beneficially, as of such date, more than 1% of any class of our equity securities or those of our subsidiaries outstanding at that date. All information with respect to beneficial ownership has been furnished by the respective directors, named executive officers and executive officers, as the case may be. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Buckeye Partners, L.P., Five TEK Park, 9999 Hamilton Blvd., Breinigsville, PA 18031.

	Number of
Name	LP Units (1)
Christopher L. Collins	80,000	(2)
John F. Erhard	80,000	(2)
Eric A. Gustafson	18,600	(3)
Joseph A. LaSala, Jr	80,000	(2)
Frank J. Loverro	80,000	(2)
Stephen C. Muther	23,600	(4)
Vance E. Powers	100
Oliver G. “Rick” Richard, III	80,750	(2)
Clark C. Smith	3,000
Frank S. Sowinski	85,500	(2)
Keith E. St.Clair	—
Robb E. Turner	80,000	(2)
Forrest E. Wylie	82,500	(2)
All directors and executive officers as a group (consisting of 14 persons)	102,350	(5)

(1)          Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.

(2)          Includes the 80,000 LP Units owned by Buckeye GP Holdings L.P., over which the indicated persons share voting and investment power by virtue of their membership on the Board of Directors of MainLine Management LLC, the general partner of Buckeye GP Holdings L.P.  Such individuals expressly disclaim beneficial ownership of such LP Units.

(3)  Effective February 17, 2009, Mr. Gustafson resigned from his position as Senior Vice President and Chief Operating Officer of MainLine Management due to his pending retirement.  Mr. Gustafson is continuing as an employee of Services Company for a limited transition period prior to his retirement.

(4)  Effective February 17, 2009, Mr. Muther resigned from his position as President of MainLine Management due to his pending retirement.  Mr. Muther will continue as an employee of Services Company through June 30, 2009.

(5)          The 80,000 Units owned by Buckeye GP Holdings L.P. are included in the total only once.

Changes in Control

BGH is party to a $10.0 million credit agreement with SunTrust Bank.  Buckeye is not a party to this credit agreement. The credit agreement is secured by the pledge of the outstanding limited liability company interests of MainLine Management.  If BGH defaults on its obligations under its credit agreement, the lender could exercise its rights under this pledge, which could result in a future change of control of BGH.

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

Management Fee

Our general partner is entitled to be paid an annual management fee for certain management functions it provides to Buckeye GP pursuant to a Management Agreement between our general partner and Buckeye GP. The management fee includes an annual “Senior Administrative Charge” of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of Buckeye GP approve the amount of the management fee on an annual basis.  In connection with the acquisition of all of the member interests in Lodi Gas from Lodi Holdings, L.L.C., an affiliate of ArcLight, MainLine Management, our general partner, agreed to forego payment of the Senior Administrative Charge effective June 25, 2007 through March 31, 2009. The foregone payment was considered in the net purchase price allocation of the Lodi Gas acquisition.

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

Distribution Rights

Cash distributions from Buckeye are generally made approximately 99.4% to its LP Unitholders (including the Buckeye LP Units we own), and approximately 0.6% to Buckeye GP, as holder of Buckeye’s GP Units. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution, Buckeye GP is entitled to receive incentive distributions equal to an increasing percentage of such cash distributions. Specifically, subject to certain limitations and adjustments, if a quarterly cash distribution from Buckeye on its LP Units exceeds a target of $0.325 per LP Unit, Buckeye will pay Buckeye GP, in respect of each outstanding Buckeye LP Unit, incentive distributions equal to (i) 15% of that portion of the distribution per Buckeye LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per Buckeye LP Unit exceeds $0.525. Buckeye GP is also entitled to an incentive distribution, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per Buckeye LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per Buckeye LP Unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of Buckeye’s initial public offering in December 1986. Incentive payments paid by Buckeye for quarterly cash distributions totaled $39.0 million, $30.0 million and $24.9 million in 2008, 2007 and 2006, respectively. No special cash distributions have ever been paid by Buckeye.

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

        Upon Buckeye’s liquidation, the partners, including Buckeye GP, will be entitled to receive liquidating distributions according to their particular capital account balances.

As discussed, we own Buckeye GP, and, therefore benefit from payments made by Buckeye to Buckeye GP, such as the distributions described above. Because we distribute substantially all of our available cash to our Unitholders quarterly and because certain members of management receive these distributions as Unitholders of us, these members of management may have an indirect material interest in such payments.

Transactions with Affiliates of Lehman Brothers

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  An affiliate of Lehman Brothers owned a direct interest in BGH GP, affiliates of Lehman Brothers had provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers was a lender under Buckeye’s Credit Facility, and an affiliate of Lehman Brothers was a customer of Lodi Gas.  BGH has considered its relationships with Lehman Brothers and its affiliates and, and for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on BGH. The BGH GP interest owned by an affiliate of Lehman Brothers was a passive investment that did not entitle its holder to any management or other control rights with respect to BGH GP, MainLine Management, BGH, Buckeye GP, or Buckeye.  Consequently, BGH believes that if the interest in BGH GP is or has been transferred in connection with Lehman Brothers’ bankruptcy, such transfer will not adversely impact BGH.  An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye.  Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under Buckeye’s Credit Facility, but recently has not honored that commitment.  BGH does not believe that the reduction in capacity under Buckeye’s Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs.  Finally, in October 2008, Lehman Brothers sold the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.

Policies Regarding Related Party Transactions

Except for compensation that we pay, the material portions of which are described in this report, our policy is to avoid transactions between us and our directors and officers (including members of their families) in which such persons would have a material interest.  In furtherance of this policy, we have adopted Corporate Governance Guidelines, a Code of Ethics for Directors, Executive Officers and Senior Financial Employees and a Business Code of Conduct for all employees, which generally require the reporting to management of transactions or opportunities that constitute conflicts of interest so that they may be avoided. These guidelines and codes are available on our web site at www.buckeyegp.com by browsing to the “Corporate Governance” subsection of the “Investor Center” menu.

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

Director Independence

Section 303A.00 of the NYSE Listed Company Manual states that the NYSE listing standards requiring a majority of directors to be independent do not apply to publicly traded limited partnerships like us. However, three of the general partner’s eight directors are “independent” as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act.  In determining the independence of each director, our general partner has adopted certain categorical standards. Our general partner’s independent directors as determined in accordance with those standards are Joseph A. LaSala, Jr., Oliver G. “Rick” Richard, III and Frank S. Sowinski.  Pursuant to such categorical standards, a director will not be deemed independent if:

•                  the director is, or has been within the last three years, our employee, or an immediate family member is, or has been within the last three years, our executive officer;

•                  the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

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

•                  the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million, or 2% of such other company’s consolidated gross revenues; or

•                  the director serves as an executive officer of a charitable organization and, during any of the past three fiscal years, we made charitable contributions to the charitable organization in any single fiscal year that exceeded $1.0 million or two percent, whichever is greater, of the charitable organization’s consolidated gross revenues.

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

Director Attendance of Meetings

Our general partner’s Board of Directors held twelve meetings in fiscal year 2008. Each director attended more than 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which he served during the portions of the year that such person was a director.

Item 14.   Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to BGH by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

	2008	2007
Audit fees (1)	$304,000	$340,305
Tax fees (2)	210,933	236,672
Total	$514,933	$576,977

(1) Audit fees include fees for the audit of BGH’s consolidated financial statements as well as the audit of the internal control over financial reporting, reviews of BGH’s quarterly consolidated financial statements and comfort letters, consents and other services related to Securities and Exchange Commission matters.

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

(1) Financial Statements — see Index to Financial Statements.

(2) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number (Referenced to Item 601 of Regulation S-K)

				Incorporated by reference
Exhibit			Filed		Period		Filing
Number	Exhibit Description	Registrant	herewith	Form	ending	Exhibit	Date
3.1	Certificate of Limited Partnership of Buckeye GP Holdings L.P., dated March 27, 2006	BGH		S-1		3.1	4/20/06

3.2	First Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of August 9, 2006	BGH		8-K		3.1	8/14/06

10.1	Amended & Restated Contribution, Conveyance and Assumption Agreement, dated as of August 9, 2006, among the limited partners of MainLine L.P., MainLine L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC, and MainLine GP, Inc.	BGH		8-K		10.1	8/14/06

10.2	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.1	9/19/03

10.3	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.2	9/19/03

10.4	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		S-4		4.3	9/19/03

10.5	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		8-K		4.1	10/14/04

10.6	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee	BPL		8-K		4.1	6/30/05

				Incorporated by reference
Exhibit			Filed		Period		Filing
Number	Exhibit Description	Registrant	herewith	Form	ending	Exhibit	Date
10.7	Fifth Supplemental Indenture, dated January 11 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank)	BPL		8-K		4.1	1/11/08

10.8	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of April 14, 2008, effective as of January 1, 2007	BPL		8-K		3.1	4/15/08

10.9	Amended and Restated Management Agreement between MainLine L.P. and Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (1)	BGH		8-K		10.5	8/14/06

10.10	Services Agreement, dated as of December 15, 2004, among Buckeye Partners, L.P., certain of its subsidiaries and Buckeye Pipe Line Services Company	BPL		8-K		10.3	12/20/04

10.11	First Amendment to Services Agreement, dated as of October 15, 2008, among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and the subsidiary partnerships and limited liability companies of Buckeye set forth on the signature pages thereto	BPL		8-K		10.2	10/16/08

10.12	Fifth Amended and Restated Exchange Agreement, dated as of October 15, 2008, among Buckeye GP Holdings L.P., Buckeye GP LLC, Buckeye Partners, L.P., MainLine L.P., Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., and Buckeye Pipe Line Holdings, L.P.	BPL		10-K	12/31/08	10.6	3/2/09

10.13	Acknowledgement and Agreement, dated as of May 6, 2002, between Buckeye Partners, L.P. and Glenmoor, Ltd.	BGH		S-1		10.13	4/20/06

10.14*	Amended and Restated Employment and Severance Agreement, dated as of October 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company	BGH		8-K		10.1	10/26/07

				Incorporated by reference
Exhibit			Filed		Period		Filing
Number	Exhibit Description	Registrant	herewith	Form	ending	Exhibit	Date
10.15*	Severance Agreement, dated as of November 10, 2008, by and among Buckeye Partners, L.P., Buckeye GP Holdings L.P., Buckeye Pipe Line Services Company, and Keith St.Clair.	BGH		8-K		10.1	11/10/08

10.16*	Director Recognition Program of Buckeye GP LLC	BPL		10-K	12/31/98	10.15	3/22/99

10.17*	Amended and Restated Management Agreement, dated as of December 15, 2004, among Buckeye GP LLC and MainLine Sub LLC	BPL		8-K		10.9	12/20/04

10.18*	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 24, 2002	BPL		10-Q	3/31/02	10.11	5/9/02

10.19*	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002	BPL		10-Q	3/31/02	10.12	5/9/02

10.20	Amended and Restated Executive Employment Agreement, dated as of August 9, 2006, among Buckeye GP LLC, MainLine Sub LLC, MainLine L.P., MainLine GP, Inc. and Buckeye Pipe Line Services Company	BGH		8-K		10.7	8/14/06

10.21	Termination Agreement, dated as of October 15, 2008, among Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine L.P., MainLine GP, Inc, and Buckeye Pipe Line Services Company	BGH		8-K		10.2	10/16/08

10.22	Credit Agreement, dated August 9, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		8-K		10.8	8/14/06

10.23	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		10-Q	6/30/07	10.2	7/30/07

10.24	Supplement to Pledge Agreement - Additional Pledgor, dated as of September 15, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		10-Q	9/30/06	10.9	11/6/06

				Incorporated by reference
Exhibit			Filed		Period		Filing
Number	Exhibit Description	Registrant	herewith	Form	ending	Exhibit	Date
10.25	Credit Agreement, dated November 13, 2006, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BPL		8-K		10.1	11/16/06

10.26	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		10-Q	6/30/07	10.1	7/30/07

10.27	Second Amendment to Credit Agreement, dated August 24, 2007 among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BGH		10-Q	9/30/07	10.1	10/30/07

10.28	Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto	BPL		8-K		10.1	1/28/08

10.29	Credit Agreement, dated as of May 20, 2008, by and among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto	BPL		8-K		10.1	5/23/08

10.30	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto	BPL		8-K		10.1	7/22/08

10.31	Second Amendment, dated as of September 15, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto	BPL		10-K	12/31/08	10.1	3/2/09

21.1	List of subsidiaries of Buckeye GP Holdings L.P.		X

23.1	Consent of Deloitte & Touche LLP		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934		X

Incorporated by reference
Exhibit			Filed		Period		Filing
Number	Exhibit Description	Registrant	herewith	Form	ending	Exhibit	Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350		X

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

BUCKEYE GP HOLDINGS L.P.
(Registrant)
	By:	MainLine Management LLC,
as General Partner

Dated: March 16, 2009	By:	/s/ FORREST E. WYLIE
Forrest E. Wylie
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2009	By:	/s/	CHRISTOPHER L. COLLINS
Christopher L. Collins
Director

Dated: March 16, 2009	By:	/s/	JOHN F. ERHARD
John F. Erhard
Director

Dated: March 16, 2009	By:	/s/	JOSEPH A. LASALA
Joseph A. LaSala
Director

Dated: March 16, 2009	By:	/s/	FRANK J. LOVERRO
Frank J. Loverro
Director

Dated: March 16, 2009	By:	/s/	OLIVER G. “RICK” RICHARD, III
Oliver G. “Rick” Richard, III

Director

Dated: March 16, 2009	By:	/s/	FRANK S. SOWINSKI
Frank S. Sowinski
Director

Dated: March 16, 2009	By:	/s/	KEITH E. ST.CLAIR
Keith E. St.Clair
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Dated: March 16, 2009	By:	/s/	ROBB E. TURNER
Robb E. Turner
Director

Dated: March 16, 2009	By:	/s/	FORREST E. WYLIE
Forrest E. Wylie
Director