Form 10-Q
period 2009-03-31
Buckeye GP Holdings L.P.
filed 2009-05-08
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-32963

BUCKEYE GP HOLDINGS L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3776228
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five TEK Park
9999 Hamilton Boulevard
Breinigsville, Pennsylvania	18031
(Address of principal executive	(Zip Code)
offices)

610-904-4000

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2009, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Product sales	$268,779	$241,046
Transportation and other	148,061	139,229
Total revenue	416,840	380,275

Costs and expenses:
Cost of product sales	250,676	236,611
Operating expenses	73,900	66,291
Depreciation and amortization	13,364	11,383
General and administrative	10,035	9,896
Total costs and expenses	347,975	324,181

Operating income	68,865	56,094

Other income (expense):
Investment income	152	614
Interest and debt expense	(17,403)	(18,178)
Total other expense	(17,251)	(17,564)

Income before equity income	51,614	38,530

Equity income	2,082	2,055
Net income	53,696	40,585
Less: Net income attributable to noncontrolling interest	(43,547)	(34,736)

Amounts attributable to Buckeye GP Holdings L.P. unitholders	$10,149	$5,849

Net income per partnership unit:
Basic	$0.36	$0.21
Diluted	$0.36	$0.21

Weighted average number of common units outstanding:
Basic	28,300	28,300
Diluted	28,300	28,300

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$20,947	$61,281
Trade receivables, net	81,981	79,969
Construction and pipeline relocation receivables	18,437	21,501
Inventories	82,125	84,229
Derivative assets	45,249	97,375
Prepaid and other current assets	69,986	75,406
Total current assets	318,725	419,761

Property , plant and equipment, net	2,248,705	2,241,612
Equity investments	91,957	90,110
Goodwill	433,892	433,892
Intangible assets, net	43,230	44,114
Other non-current assets	29,278	33,608
Total assets	$3,165,787	$3,263,097

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$50,000	$96,000
Current portion of long-term debt	6,264	6,294
Accounts payable	30,439	42,098
Derivative liabilities	25,109	48,623
Accrued and other current liabilities	95,932	116,464
Total current liabilities	207,744	309,479

Long-term debt	1,361,663	1,453,425
Other non-current liabilities	103,363	101,359
Total liabilities	1,672,770	1,864,263

Commitments and contingent liabilities	—	—

Buckeye GP Holdings L.P. capital:
General Partner - (2,830 common units outstanding as of March 31, 2009 and December 31, 2008)	7	7
Limited Partners (27,766,817 common units outstanding as of March 31, 2009 and December 31, 2008)	227,718	226,565
Management Units (530,353 units outstanding as of March 31, 2009 and December 31, 2008)	3,060	3,037
Equity gains on issuance of Buckeye Partners, L.P. limited partner units	2,544	2,451
Total Buckeye GP Holdings L.P. capital	233,329	232,060
Noncontrolling interest	1,259,688	1,166,774
Total partners’ capital	1,493,017	1,398,834

Total liabilities and partners’ capital	$3,165,787	$3,263,097

See Notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$53,696	$40,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and unit-based compensation	1,245	679
Value of ESOP shares released	183	817
Depreciation and amortization	13,364	11,383
Net changes in fair value of derivatives	4,103	—
Deferred lease expense	1,125	—
Earnings from equity investments of Buckeye Partners, L.P.	(2,082)	(2,055)
Distributions from equity investments of Buckeye Partners, L.P.	235	500
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(2,012)	58
Construction and pipeline relocation receivables	3,064	2,816
Inventories	26,101	5,041
Prepaid and other current assets	5,422	(5,104)
Accounts payable	(11,659)	1,397
Accrued and other current liabilities	(18,821)	1,619
Other non-current assets	2,466	2,774
Other non-current liabilities	2,343	(427)
Total adjustments from operating activities	25,077	19,498
Net cash provided by operations	78,773	60,083

Cash flows from investing activities:
Capital expenditures	(20,976)	(14,792)
Acquisitions and equity investments, net of cash acquired	—	(600,309)
Net expenditures for disposal of property, plant and equipment	(42)	(33)
Net cash used in investing activities	(21,018)	(615,134)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partner units	91,042	113,259
Proceeds from issuance of long-term debt and borrowings under credit facilities	30,000	576,050
Payment of debt, net	(167,854)	(142,724)
Debt issuance costs	(13)	(351)
Distributions to non-controlling partners of Buckeye Partners, L.P.	(41,925)	(37,267)
Settlement payment of interest rate swaps	—	(9,638)
Distributions to Limited Partners	(9,339)	(8,066)
Net cash (used in) provided by financing activities	(98,089)	491,263

Net decrease in cash and cash equivalents	(40,334)	(63,788)
Cash and cash equivalents —Beginning of year	61,281	94,486
Cash and cash equivalents—End of period	$20,947	$30,698
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$25,866	$17,770
Capitalized interest	$1,281	$336
Cash paid for income tax	$547	$180
Non-cash changes in assets and liabilities:
Capital additions accrued in property, plant, and equipment	$(1,522)	$—
Hedge accounting	$372	$1,043

See Notes to condensed consolidated financial statements.

Buckeye GP Holdings L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

	Buckeye GP Holdings L.P. unitholders
				Equity
	General	Limited		Gains on
	Partner	Partners		Issuance of
	Common	Common	Management	Buckeye’s	Noncontrolling
	Units	Units	Units	LP Units	Interest	Total
Partners’ capital- January 1, 2008	$7	$232,928	$3,156	$2,239	$1,066,143	$1,304,473
Net income*		5,739	110		34,736	40,585
Distributions to Limited Partner - Common Units		(7,915)	(151)			(8,066)
Recognition of unit-based compensation charges		347	6			353
Equity gains on issuance of Buckeye’s LP Units				212	(212)
Net proceeds from issuance of 2.6 million of Buckeye’s LP Units					113,259	113,259
Distributions to noncontrolling interest					(37,267)	(37,267)
Other					1,558	1,558
Partners’ capital- March 31, 2008	$7	$231,099	$3,121	$2,451	$1,178,217	$1,414,895

Partners’ capital-January 1, 2009	$7	$226,565	$3,037	$2,451	$1,166,774	$1,398,834
Net income*		9,959	190		43,547	53,696
Distributions to Limited Partner - Common Units		(9,164)	(175)			(9,339)
Recognition of unit-based compensation charges		358	8			366
Equity gains on issuance of Buckeye’s LP Units				93	(93)
Net proceeds from issuance of 2.6 million of Buckeye’s LP Units					91,042	91,042
Distributions to noncontrolling interest					(41,925)	(41,925)
Other					343	343
Partners’ capital-March 31, 2009	$7	$227,718	$3,060	$2,544	$1,259,688	$1,493,017

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

BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of Buckeye and its subsidiaries.  At March 31, 2009, Buckeye GP owned an approximately 0.5% general partner interest in Buckeye.

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Buckeye also owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States in areas also served by Buckeye’s pipelines and terminals.

Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 15 for a more detailed discussion of Buckeye’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”).  At March 31, 2009, Services Company owned approximately 4.1% of the publicly traded limited partnership units of Buckeye (the “LP Units”).  Services Company employs approximately 1,000 people who provide services to the operating subsidiaries through which Buckeye conducts its operations.  Approximately 20 people are employed directly by Buckeye’s operating subsidiary, Lodi Gas Storage, L.L.C. (“Lodi Gas”) and another approximately 20 people are employed by Buckeye’s operating subsidiary, Buckeye Albany Terminal LLC.  Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services it provides.  Pursuant to the Services Agreement and an Executive Employment Agreement, through December 31, 2008 executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers were not reimbursed by Buckeye or its operating subsidiaries but were reimbursed to Services Company by BGH.  Effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye in the amount of $3.6 million.

On January 1, 2009, BGH adopted Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”).  BGH’s former practice was to calculate its portion of Buckeye’s earnings based solely as if Buckeye’s net income was entirely distributed.  The effect of adopting EITF 07-4 is: (i) for periods when Buckeye’s net income exceeds distributions, BGH’s net income will be the same as under BGH’s former accounting practice and (ii) for periods when Buckeye’s distributions exceed net income, BGH’s reported earnings will be higher than under BGH’s former practice.  These differences will be material for those periods where there are material differences between Buckeye’s net income and the distributions it pays.

On January 1, 2009, BGH adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  Accordingly, for periods presented in these condensed consolidated financial statements, BGH has reclassified its noncontrolling interest liability into partners’ capital on the condensed consolidated balance sheets and has separately presented and allocated income attributable to noncontrolling interests on the condensed consolidated income statements.

On January 1, 2009, BGH adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” and has included the expanded disclosures required by this statement in Note 8 to these condensed consolidated financial statements.

In June 2005, the EITF issued EITF Consensus 04-05 which requires general partners of a limited partnership to consolidate the limited partnership if the general partner is deemed to control the limited partnership. Using criteria established in EITF Consensus 04-05, BGH has determined that consolidation of Buckeye into BGH’s financial statements is appropriate.

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

In the opinion of management, the condensed consolidated financial statements of BGH, which are unaudited except that the balance sheet as of December 31, 2008 is derived from audited financial statements, include all adjustments, consisting of normal recurring accruals, necessary to present fairly BGH’s financial position as of March 31, 2009 along with the results of BGH’s operations for the three months ended March 31, 2009 and 2008 and BGH’s cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of BGH and the notes thereto for the year ended December 31, 2008 contained in BGH’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2009.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $5.3 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively, related to environmental contingencies unrelated to claims and proceedings.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), an operating subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”).  As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia.  EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012.  To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts.  For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds.  The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s and BGH’s financial position, results of operations, and cash flows.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.   Buckeye is currently assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

3.  PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Prepaid insurance	$5,349	$7,889
Insurance receivables	9,285	5,101
Ammonia receivable	8,952	12,058
Margin deposits	24,837	32,345
Other	21,563	18,013
Total	$69,986	$75,406

4.  INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Refined petroleum products	$67,008	$69,568
Materials and supplies	15,117	14,661
Total	$82,125	$84,229

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which is valued at the lower of cost or market, unless such inventory is hedged.  At March 31, 2009 and December 31, 2008, 74% and 78% of the inventory was hedged, respectively. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in the condensed consolidated statements of income.  At March 31, 2009 and December 31, 2008, 22% and 17% of the inventory was committed against fixed-priced sales contracts and such inventory was valued at the lower of cost or market, respectively.  The remaining inventory was considered unhedged and represented approximately one day of sales.

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag-reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

5.  INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Customer relationships	$38,300	$38,300
Accumulated amortization	(3,404)	(2,662)
Net carrying amount	34,896	35,638

Customer contracts	11,800	11,800
Accumulated amortization	(3,466)	(3,324)
Net carrying amount	8,334	8,476
Total	$43,230	$44,114

For the three months ended March 31, 2009 and 2008, consolidated amortization expense related to intangible assets was $0.9 million and $0.1 million, respectively.  Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

6.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Taxes - other than income	$16,906	$14,092
Accrued employee benefit liability (see Note 13)	2,297	2,297
Environmental liabilities	13,617	12,337
Interest	16,449	25,551
Retainage	1,874	1,405
Payable for ammonia purchase	5,445	9,373
Unearned revenue	10,260	12,186
Compensation and vacation	9,832	15,642
Accrued capital expenditures	3,380	4,902
Other	15,872	18,679
Total	$95,932	$116,464

7. DEBT AND CREDIT FACILITIES

Long - term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
BGH:
BGH Credit Agreement	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	12,617	14,255
Retirement premium	(207)	(258)
Buckeye:
4.625% Notes due July 15, 2013*	300,000	300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	300,000
Borrowings under the Credit Facility	208,000	298,267
Total term debt	$1,370,410	$1,462,264
Other, including unamortized discounts and fair value hedges (1)	(2,483)	(2,545)

Subtotal long- term debt	1,367,927	1,459,719
Less: current portion of long-term debt	(6,264)	(6,294)

Total long-term debt	$1,361,663	$1,453,425

* Buckeye makes semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

 (1) The March 31, 2009 and December 31, 2008 amounts include $1.0 million and $1.1 million, respectively, related to an adjustment to fair value associated with a hedge of fair value and ($3.5) million and ($3.6) million, respectively, in unamortized discounts.

The fair value of debt was estimated to be $1,282.3 million at March 31, 2009 and $1,381.2 million at December 31, 2008.  The fair values at March 31, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of other master limited partnerships’ publicly issued debt with similar credit ratings and terms.

BGH

BGH is party to a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.  Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Official Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH.  BGH did not have amounts outstanding under the BGH Credit Agreement at March 31, 2009 and December 31, 2008.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At March 31, 2009, BGH’s funded debt coverage ratio was 4.19 to 1.00.

The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of BGH and its Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets.  At March 31, 2009, BGH was not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $12.4 million and $14.0 million at March 31, 2009 and December 31, 2008, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At March 31, 2009, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million (including Lehman Brothers Bank, FSB’s $20.0 million commitment as a lender as discussed below) under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At March 31, 2009 and December 31, 2008, Buckeye had $208.0 million and $298.3 million outstanding under the Credit Facility, respectively.  At March 31, 2009 and December 31, 2008, Buckeye had committed $1.4 million and $1.3 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s condensed consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 1.9% at March 31, 2009.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt.  At March 31, 2009, Buckeye’s Funded Debt Ratio was 4.07 to 1.00.  As permitted by the Credit Facility, $50.0 million of borrowings by Buckeye Energy Services LLC (“BES”) under its credit agreement (discussed below) were excluded from the calculation of the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At March 31, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

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

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc. (“Lehman Brothers”), has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has not honored that commitment since October 2008. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will impair Buckeye’s ability to meet its liquidity needs.  At March 31, 2009, approximately $5.3 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.

BES Credit Agreement

BES has a credit agreement (the “BES Credit Agreement”) that provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.  Under the BES Credit Agreement, borrowings accrue interest, at BES’s election, at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The balances outstanding under the BES Credit Agreement were approximately $50.0 million and $96.0 million at March 31, 2009 and December 31, 2008, respectively, all of which were classified as current liabilities.  The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At March 31, 2009, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $119.7 million and $73.4 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 0.95 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.3% at March 31, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At March 31, 2009, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

8.  FINANCIAL INSTRUMENTS

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness will compare the change in fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

In order to effectively fix the cost of natural gas purchases used to operate Buckeye’s turbine engines at its Linden location, in March 2009, the Pipeline Operations segment bought natural gas futures contracts with terms that coincide with the remaining term of an ongoing natural gas supply contract (April 2009 through August 2011) for a price of $5.47 per million British thermal units (“MMBtu”).  The aggregate notional quantity is approximately 1.0 MMBtu.  This transaction was designated as a cash flow hedge at inception.

Finance Derivatives

Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to convert a portion of its variable-rate debt into fixed-rate debt.  Generally, Buckeye utilizes interest rate swaps for specifically identified transactions.

In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million.  Under the swap agreement, Buckeye paid a fixed rate of interest of 3.15% for 180 days and, in exchange, received a series of six monthly payments calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50 million borrowed under the Credit Facility.  The swap settled on April 20, 2009.  Buckeye had designated the swap agreement as a cash flow hedge on December 3, 2008.  Changes in value between the trade date and the designation date were recognized in earnings. On April 21, 2009, Buckeye entered into a new interest rate swap agreement for an additional 180 days on the same terms, except that Buckeye agreed to pay a fixed interest rate of 0.63%.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable-rate risk on an additional $50 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye is paying a fixed interest rate of 0.81% for 180 days and, in exchange, is receiving a series of six monthly payments calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye correspond to the 30-day LIBOR rates that Buckeye pays on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

As of March 31, 2009, Buckeye had derivative assets and liabilities as follows (in thousands):

	March 31, 2009
			Derivative
Derivatives NOT designated as	Assets	(Liabilities)	Net Carrying
hedging instruments:	Fair value	Fair value	Value

Commodity contracts consisting of fixed-price sales	$46,102	$(335)	$45,767
Commodity contracts for fixed-price sales	9,396	(34,279)	(24,883)

Derivatives designated as hedging
instruments:
Commodity contracts for inventory	$7,044	$(3,186)	$3,858
Interest rate contracts	—	(115)	(115)

Total			$24,627

March 31,
Balance Sheet Locations:	2009
Derivative assets	$45,249
Other non-current assets	4,602
Derivative liabilities	(25,109)
Accrued and other current liabilities	(115)

Total	$24,627

Substantially all of the unrealized gain of $3.9 million at March 31, 2009 for commodity contracts for inventory hedges will be realized in the second quarter of 2009 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $4.3 million for the three months ended March 31, 2009.  As of March 31, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond August 2010.  In addition, at March 31, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

 For the three months ended March 31, 2009, Buckeye recorded the following derivative activity in income as follows (in thousands):

Derivatives NOT designated as hedging instruments:		Gain or (Loss) recognized in income on derivatives for the three months March 31, 2009
Product sales	*	$13,295

Cost of product sales	*	$(7,546)

Derivatives designated as
hedging instruments:
Cost of product sales	*	$27,648

* Commodity contracts

9.  FAIR VALUE MEASUREMENTS

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

•                  Inputs other than quoted prices that are observable for the asset or liability.

•                  Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:  Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of Buckeye’s assets and liabilities as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Fair Value Measurements Using:
		Significant		Significant
	Quoted Prices	Other Observable	Quoted Prices	Other Observable
	in Active Markets	Inputs	in Active Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
	(In thousands)
Assets:
Commodity derivatives	$3,858	$45,767	$25,225	$79,322
Asset held in trust	1,793	—	3,648	—
Liabilities:
Interest rate derivatives	—	(115)	—	(333)
Commodity derivatives	(24,883)	—	(50,806)	(1,045)
Total	$(19,232)	$45,652	$(21,933)	$77,944

The value of the Level 1 commodity derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.  The value of the Level 1 asset held in trust was obtained from quoted market prices.  The value of the Level 2 commodity derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations. Buckeye has no assets or liabilities that are measured using Level 3 inputs.

The commodity derivative assets of $45.8 million and $79.3 million as of March 31, 2009 and December 31, 2008, respectively, are net of credit valuation adjustments (“CVA”) of ($0.8) million and ($0.6) million, respectively.  Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate.  The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.

10.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations (in thousands):

	March 31,	December 31,
	2009	2008
	(In thousands)
Basic:
Weighted average common units outstanding	27,770	27,770
Weighted average management units outstanding	530	530
Units for basic	28,300	28,300

Diluted:
Units used for basic calculation	28,300	28,300
Dilutive effect of additional management units	—	—
Units for diluted	28,300	28,300

11. CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On April 30, 2009, MainLine Management declared a quarterly cash distribution of $0.35 per common unit payable on May 29, 2009, to unitholders of record on May 11, 2009.  The total cash distribution to BGH unitholders will be approximately $9.9 million.

12. UNIT-BASED COMPENSATION

BGH GP’s Override Units

Effective on June 25, 2007, BGH GP instituted an equity incentive plan for certain members of senior management of BGH GP and BGH.  This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH) referred to as “Override Units”.  BGH determined that, under the requirements of SFAS 123R, “Share-Based Payment” (“SFAS 123R”).  BGH is required to reflect, as compensation expense and a corresponding contribution to common Unitholders’ equity, the fair value of this compensation measured under the provisions of SFAS 123R.  Compensation expense recorded with respect to the Override Units in each quarter ended March 31, 2009 and 2008 was $0.4 million.  BGH is not the sponsor of this plan and has no liabilities with respect to it.

The Override Units consist of three equal tranches of units consisting of: Value A Units, Value B Units and Operating Units.  The Operating Units vest over four years semi-annually beginning with a one-year cliff. The Value A Units generally vest based on the occurrence of an exit event as discussed below and investment return of 2.0 times the original investment along with an internal rate of return of at least 10%. The Value B Units generally vest based on the occurrence of an exit event, an investment return of 3.5 times the original investment and an internal rate of return of at least 10% or they can vest on a pro-rata basis on an investment return ranging from 2.0 to 3.5 times the original investment and an internal rate of return of at least 10%.

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

There have been no Override Units granted in 2009.  The following is a summary of the activity of the Override Units as of March 31, 2009 (in thousands, except per unit amounts):

	Number of Override Units
	Value A Units	Value B Units	Operating Units	Total Number of Units Awarded
Granted June 25, 2007	1,530	1,530	1,530	4,590
Forfeited	(149)	(149)	(149)	(447)
Outstanding at December 31, 2007	1,381	1,381	1,381	4,143
Granted in the first quarter of 2008	297	297	297	891
Granted in the third quarter of 2008	85	85	85	255
Granted in the first quarter of 2009	—	—	—	—
Outstanding at March 31, 2009	1,763	1,763	1,763	5,289

	Compensation costs for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of all outstanding Override Units	$3,664	$2,163	$5,861	$11,688
Less: Expense recorded from plan inception to March 31, 2009	—	—	2,378	2,378
Potential future compensation costs at March 31, 2009	$3,664	$2,163	$3,483	$9,310

March 31, 2008	Value A	Value B	Operating
Weighted average fair value per Override Unit granted	$2.07	$1.17	$3.42

Compensation expense related to the Operating Units of approximately $1.3 million per year will be recognized in 2009 and 2010.  The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above.  Accordingly, no compensation expense for the Value A and Value B Units will be recorded until an exit event occurs.

The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R.  The Monte Carlo simulation is a procedure to estimate the future equity value from the time of the valuation dates to the exit event.  The following assumptions were used in the first quarter of 2008:

March 31,
2008
Current equity value	$439.0 million
Expected life in years	5.5
Risk-free interest rate	4.92%
Volatility	26.0%
Dividends	$0.00

Buckeye’s Unit Option Plan

Buckeye sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants to employees options to purchase LP Units at 100% of the market price of the LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2009, any of its LP Units.

Generally, unit-based compensation expense recognized is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense is based on options ultimately expected to vest. Forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.  The impact of Buckeye’s Option Plan is immaterial to BGH’s consolidated financial statements.

Due to regulations adopted under Internal Revenue Code Section 409A, holders of unit options granted during 2008 would have been subject to certain adverse tax consequences if the terms of the grant were not modified. Buckeye received the approval of the holders of unit options granted in 2008 to shorten the term of those options to avoid the adverse tax consequences under Section 409A.  Unit options granted before January 1, 2008 were not impacted by the IRS regulations.  This modification will not have a material impact on Buckeye’s financial results.  Further, in light of these adverse tax consequences under Section 409A, Buckeye has adopted a long-term incentive compensation plan that was approved by unitholders on March 20, 2009 which is discussed in more detail below.  Buckeye does not expect to issue any additional grants under the Option Plan.

Buckeye’s Incentive Plan

On March 20, 2009, the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “Incentive Plan”) was adopted.  The Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of Phantom Units, Performance Units and, in certain cases, Distribution Equivalent Rights which provide the participant a right to receive payments based on distributions made by Buckeye.  Phantom Units are notional LP Units that are subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom Units entitle a participant to receive an LP Unit upon vesting.  Performance Units are notional LP Units that are subject to the attainment of one or more performance goals, and which entitle a participant to receive LP Units upon vesting.  Distribution Equivalent Rights are rights to receive a per-LP Unit cash distribution, paid by Buckeye on its LP Units.

The number of LP Units that may be granted under the Incentive Plan may not exceed 1,500,000, subject to certain adjustments.  With regard to grants to any one individual in a calendar year, the number of LP Units that may be issued under the Incentive Plan will not exceed 100,000.  If LP Units are forfeited, terminated or otherwise not paid in full, the LP Units will again be available for purposes of the Incentive Plan.  Persons eligible to receive grants under the Incentive Plan are (i) officers and employees of Buckeye, Buckeye GP and any of their affiliates and (ii) independent members of the Board of Directors of Buckeye GP or of MainLine Management.  Phantom Units or Performance Units may be granted to participants at any time and from time to time as may be determined by the Compensation Committee.  As of March 31, 2009, no grants had been made under the Incentive Plan.

13. RELATED PARTY TRANSACTIONS

Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP. Buckeye incurred an administrative charge of $0.5 million for the three months ended March 31, 2009 and 2008.  In connection with the Lodi Gas acquisition, MainLine Management has foregone payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  This foregone payment was reflected as a reduction in the purchase price of the Lodi Gas acquisition.  The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Services Company and Buckeye are considered related parties of BGH.  As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.

14.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees (the “Retiree Medical Plan”). To be eligible for these benefits an employee must have been hired prior to January 1, 1991 and must meet certain service requirements. Services Company does not pre-fund its post-retirement benefit obligation.

For the three months ended March 31, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended March 31,
	2009	2008	2009	2008
	RIGP		Retiree Medical Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$208	$353	$105	$232
Interest cost	371	478	492	694
Expected return on plan assets	(191)	(468)	—	—
Amortization of prior service benefit	(117)	(218)	(860)	(1,124)
Amortization of unrecognized losses	357	156	261	410
Net periodic benefit costs	$628	$301	$(2)	$212

A minimum funding contribution is not required to be made to the RIGP during 2009.  However, on April 8, 2009, Buckeye voluntarily contributed $0.3 million to the RIGP.

15.  SEGMENT INFORMATION

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

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in northern California that is owned and operated by Lodi Gas.  The facility currently provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

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

Energy Services:

The Energy Services segment is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States.  The segment recognizes revenues when products are delivered. The segment’s products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment’s customers consist principally of product wholesalers as well as major commercial users of refined petroleum products.

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

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of BGH’s condensed consolidated financial statements. All inter-segment revenues, operating income, and assets have been eliminated.  All periods are presented on a consistent basis. All of BGH’s operations and assets are conducted and located in the United States.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue:
Pipeline Operations	$99,195	$96,389
Terminalling and Storage	30,643	27,632
Natural Gas Storage	15,077	11,464
Energy Services	268,480	234,547
Other Operations	9,125	10,869
Intersegment	(5,680)	(626)
Total	$416,840	$380,275

Operating income:
Pipeline Operations	$44,448	$35,529
Terminalling and Storage	10,657	12,585
Natural Gas Storage	6,164	4,744
Energy Services	6,215	1,656
Other Operations	1,381	1,580
Total	$68,865	$56,094

Depreciation and amortization:
Pipeline Operations	$8,839	$8,423
Terminalling and Storage	1,722	1,355
Natural Gas Storage	1,459	954
Energy Services	977	264
Other Operations	367	387
Total	$13,364	$11,383

Capital expenditures:
Pipeline Operations	$6,634	$6,820
Terminalling and Storage	5,641	2,959
Natural Gas Storage	6,375	3,249
Energy Services	730	685
Other Operations	74	1,079
Total	$19,454	$14,792

Acquisitions:
Pipeline Operations	$—	$—
Terminalling and Storage	—	13,854
Natural Gas Storage	—	443,515
Energy Services	—	142,940
Other Operations	—	—
Total	$—	$600,309

	Assets		Goodwill
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Assets:
Pipeline Operations*	$1,618,058	$1,630,050	$198,632	$198,632
Terminalling and Storage	470,337	473,806	51,386	51,386
Natural Gas Storage	502,897	503,278	169,560	169,560
Energy Services	269,778	333,967	1,132	1,132
Other Operations	76,389	93,309	13,182	13,182
Consolidating-level	228,328	228,687	—	—
Total	$3,165,787	$3,263,097	$433,892	$433,892

* All equity investments are included in the assets of the Pipeline Operations segment.

16. RECENT ACCOUNTING PRONOUNCEMENT

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on BGH’s consolidated financial statements, from those disclosed in BGH’s 2008 Annual Report on Form 10-K, except for the following:

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides an analysis of the financial condition and results of operations for Buckeye GP Holdings L.P. (“BGH”) and each of BGH’s operating segments, including an overview of BGH’s liquidity and capital resources and certain other items related to BGH.  The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) BGH’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in BGH’s Annual Report on Form 10-K for the year ended December 31, 2008.

Buckeye GP Holdings L.P.

BGH’s limited partner units are owned approximately 62% by BGH GP Holdings, LLC (“BGH GP”), approximately 1% by certain members of senior management and approximately 37% by the public.  BGH owns and controls Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded Delaware limited partnership.  BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”), which is owned by BGH GP.  BGH’s only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

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

The following table summarizes BGH’s cash received for the three months ended March 31, 2009 and 2008 as a result of its partnership interests in Buckeye:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Incentive distributions from Buckeye	$10,505	$8,926
Distributions from the ownership of 243,914 of Buckeye’s GP Units	216	204
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	362	125
Distributions from the ownership of 80,000 of Buckeye’s LP Units	71	67
	$11,154	$9,322

Buckeye Partners, L.P.

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Buckeye also owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas capacity (including capacity provided pursuant to a nearly completed expansion project) and a wholesale distributor of refined petroleum products in the northeastern and midwestern United States in areas also served by Buckeye’s pipelines and terminals.

BGH conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 15 to the condensed consolidated financial statements for a more detailed discussion of BGH’s operating segments.

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

Summary operating results for BGH were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenue	$416,840	$380,275
Costs and expenses	347,975	324,181

Operating income	68,865	56,094

Other expenses	(17,251)	(17,564)

Income before equity income	51,614	38,530
Equity income	2,082	2,055
Net income	53,696	40,585

Less: Net income attributable to noncontrolling interest	(43,547)	(34,736)

Amounts attributable to BGH.	$10,149	$5,849

First Quarter of 2009 compared to First Quarter of 2008

Consolidated:

Consolidated income attributable to BGH’s unitholders was $10.1 million in the first quarter of 2009 compared to $5.8 million in the first quarter of 2008.  The increase in income attributable to BGH’s unitholders was due to an increase in Buckeye’s net income.  The increase in Buckeye’s net income is a result of three months of operations of the Energy Services segment, compared to just over 1½ months in the first quarter of 2008, resulting from Buckeye’s acquisition of Farm & Home Oil Company (“Farm & Home”) on February 8, 2008.  Buckeye’s operations in the first quarter of 2009 also include three months of operations of the Natural Gas Storage segment, compared to approximately 2½ months in the first quarter of 2008, resulting from Buckeye’s acquisition of Lodi Gas Storage, LLC (“Lodi Gas”) on January 18, 2008.

A summary of operating income by segment is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Pipeline Operations	$99,195	$96,389
Terminalling and Storage	30,643	27,632
Natural Gas Storage	15,077	11,464
Energy Services	268,480	234,547
Other Operations	9,125	10,869
Intersegment	(5,680)	(626)
Total	$416,840	$380,275

Total costs and expenses (excluding depreciation and amortization):
Pipeline Operations	$45,908	$52,437
Terminalling and Storage	18,264	13,692
Natural Gas Storage	7,454	5,766
Energy Services	261,288	232,627
Other Operations	7,377	8,902
Intersegment	(5,680)	(626)
Total	$334,611	$312,798

Depreciation and amortization:
Pipeline Operations	$8,839	$8,423
Terminalling and Storage	1,722	1,355
Natural Gas Storage	1,459	954
Energy Services	977	264
Other Operations	367	387
Total	$13,364	$11,383

Operating income:
Pipeline Operations	$44,448	$35,529
Terminalling and Storage	10,657	12,585
Natural Gas Storage	6,164	4,744
Energy Services	6,215	1,656
Other Operations	1,381	1,580
Total	$68,865	$56,094

Pipeline Operations:

Revenue from the Pipeline Operations segment was $99.2 million in the first quarter of 2009, which is an increase of $2.8 million or 2.9% from the corresponding period in 2008. This overall increase was driven by increased transportation and settlement revenue of $8.5 million that was significantly offset by a decrease in product sales of $5.9 million. The increase in transportation revenue resulted from three tariff increases, which totaled 7.3% that were implemented on May 1, 2008, July 1, 2008 and January 1, 2009.  The benefit of the tariff increases was partially offset by reduced transportation volumes of approximately 1% in 2009 as compared to 2008.  The decreased product sales were caused by reduced product volumes sold to a wholesale distributor.

Costs and expenses, excluding depreciation and amortization, were $45.9 million for the Pipeline Operations segment in the first quarter of 2009, which is a decrease of $6.5 million from the corresponding period in 2008. This overall decrease was driven primarily by reduced costs of product sales of $5.8 million as noted above, along with reduced pipeline integrity expenses of $2.0 million. These expense reductions were offset primarily by an increase in environmental remediation expense of $1.5 million.

Product volumes transported in the Pipeline Operations segment for the first quarter ended March 31, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
Product	2009	2008

Gasoline	632,400	641,500
Distillate	353,100	337,500
Jet Fuel	333,300	356,400
LPG’s	14,400	15,300
Natural gas liquids	21,300	21,100
Other products	13,400	11,700
Total	1,367,900	1,383,500

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $30.6 million in the first quarter of 2009, which is an increase of $3.0 million or 10.9% from the corresponding period in 2008. This overall increase resulted primarily from $4.3 million of revenue in 2009 from terminals that were acquired at various times in 2008.  Aggregate terminal volumes in the first quarter of 2009, however, were virtually unchanged from the first quarter of 2008.

Costs and expenses, excluding depreciation and amortization, were $18.3 million for the Terminalling and Storage segment in the first quarter of 2009, which is an increase of $4.6 million from the corresponding period in 2008. This overall increase was driven primarily by additional operating expenses of $1.9 million from the terminal acquisitions made in 2008, combined with $2.3 million for environmental remediation expenses. The remaining increase in expense of $0.4 million was caused primarily by an increase in tank integrity expenses.

Average daily throughput for the refined products terminals for the quarters ended March 31, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
	2009	2008

Products throughput	521,000	522,300

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $15.1 million in first quarter of 2009, which is an increase of $3.6 million or 31.5% from the corresponding period in 2008. This overall increase resulted primarily from the inclusion of a full three months of revenue in 2009 compared to approximately 2½ months in the corresponding period in 2008, reflecting Buckeye’s purchase of Lodi Gas on January 18, 2008, as well as increased hub services revenues in the first quarter of 2009 driven by increased marketing efforts.

Costs and expenses, excluding depreciation and amortization, were $7.5 million for the Natural Gas Storage segment in the first quarter of 2009, which is an increase of $1.7 million from the corresponding period in 2008. As noted above, this overall increase is related to the timing of this acquisition in 2008.

Energy Services:

Financial results for the Energy Services segment for the quarter ended March 31, 2009 and 2008 are summarized below.

	Three Months Ended
	March 31,
	2009	2008

Product sales	$268,480	$234,547
Cost of product sales	255,574	230,086
Gross margin	$12,906	$4,461

Gallons of product sold (in thousands)	205,200	83,400
Average revenue per gallon	$1.31	$2.81
Average cost per gallon	$1.25	$2.76
Average gross margin per gallon	$0.06	$0.05

Buckeye believes that the most relevant statistic in analyzing results of operations for the Energy Services segment is gross margin.  Energy Services strives to maintain a consistent margin per gallon on product sales irrespective of product cost, which can vary significantly depending on market conditions.  In the first quarter of 2009, gross margin was $12.9 million compared to $4.5 million in the comparable period in 2008.  This increase resulted principally from higher product sales volumes in the first quarter of 2009 compared to 2008.  Increased product sales volumes resulted from the inclusion of a full three months of revenue in 2009 compared to just over 1½ months in the corresponding period in 2008, reflecting Buckeye’s purchase of Farm & Home on February 8, 2008.  Product sales volumes also increased as a result of substantial volumes of heating oil delivered in the first quarter as a result of a colder winter in Energy Services’ principal Pennsylvania and New York markets in 2009 as compared to 2008.  Further, substantial declines in the price of heating oil in the second half of 2008 caused customers to delay purchases of heating oil normally made in the fourth quarter into the first quarter of 2009.

Energy Services’ average margin per gallon improved to $0.06 per gallon from $0.05 per gallon in the prior year, principally due to the benefit of fixed price contracts which were entered into in 2008 when prices were significantly higher but for which deliveries occurred in the first quarter of 2009.

Operating expenses, excluding cost of product sales and depreciation and amortization, were $5.7 million for the Energy Services segment in the first quarter of 2009, an increase of $3.3 million from the corresponding period in 2008.  The increase resulted from the inclusion of three months of operations in 2009 compared to just over 1½ months in 2008.  In addition, professional fees increased by $0.7 million primarily as a result of consulting expenses associated with implementing and integrating operational controls associated with the Energy Services segment’s ongoing petroleum products marketing programs.

Other Operations:

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third party pipelines, was $9.1 million in the first quarter of 2009 compared to $10.9 million in the corresponding period in 2008.  The decrease in revenues resulted from reduced operating services revenues of $1.0 million reflecting a customer’s termination of a contract in the second quarter of 2008, along with reduced construction management revenue of $0.7 million associated with fewer engineering projects in process in the first quarter of 2009 compared to the same period in the prior year.

Costs and expenses, excluding depreciation and amortization, were $7.4 million for the Other Operations segment in the first quarter of 2009, a reduction of $1.5 million from the corresponding period in 2008.  The reduction resulted from reduced operating expenses associated with the terminated contract as well as the reduced engineering activity in the first quarter of 2009.

Total depreciation and amortization:

Total depreciation and amortization expense for the three months ended March 31, 2009 increased by $2.0 million compared to the same period in 2008, primarily due the inclusion of a full quarter of depreciation in 2009 for acquisitions made in the Terminalling and Storage, Natural Gas Storage, and Energy Services segments at various times in 2008.

Operating Expenses:

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Attributable to Buckeye	$346,737	$322,143
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Net effect of ESOP charges	399	965
Attributable to BGH	2,013	2,247
Total	$347,975	$324,181

Amounts attributable to BGH consist of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Salaries and benefits	$1,187	$1,334
Professional fees	297	583
Other	529	330
Total	$2,013	$2,247

As described in Note 1 to the condensed consolidated financial statements, effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye in the amount of $3.6 million.  The $3.6 million consisted of the anticipated 2009 salaries, incentive compensation and benefits of these executives plus 15% over such amounts.  Salaries and benefits shown above for the first quarter of 2009 consist of the salaries, incentive compensation and benefits included in the $3.6 million annual fixed payment, plus allocations of the cost of Buckeye personnel performing administrative services directly for BGH.  Salaries and benefits in 2008 include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye which were paid for by BGH pursuant to the Services Agreement and an Executive Employment Agreement plus the allocated administrative salaries.

Other income (expense) for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Investment income	$152	$614
Interest and debt expense	(17,403)	(18,178)
Total	$(17,251)	$(17,564)

The reduction in investment income of $0.5 million for the three months ended March 31, 2009 as compared to same period in 2008 was primarily the result of a decline in interest income caused by lower interest rates in 2009.

Similarly, the reduction of interest and debt expense of $0.8 million for the three months ended March 31, 2009 was primarily the result of a decline in interest rates on a credit facility and a credit agreement in 2009 as compared to 2008 (discussed under “Liquidity and Capital Resources” below).

Liquidity and Capital Resources

BGH

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

BGH’s principal use of cash is the payment of its operating expenses and distributions to its unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  In the first three months of 2009, BGH paid cash distributions of $0.33 per unit on February 28, 2009.  In the first three months of 2008, BGH paid cash distributions of $0.285 per unit on February 29, 2008.  Total cash distributed to BGH unitholders in the three months ended March 31, 2009 and 2008 was approximately $9.3 million and $8.1 million, respectively.

On April 30, 2009, MainLine Management declared a distribution of $0.35 per unit to be paid on May 29, 2009 to unitholders of record as of May 11, 2009. This distribution is expected to be approximately $9.9 million.

Buckeye

Typically, Buckeye’s principal sources of liquidity are cash from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of LP Units.  Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility.  Buckeye Energy Services (“BES”) funds its working capital needs principally from operations and a secured credit facility (the “BES Credit Agreement”).  Buckeye’s principal uses of cash are capital expenditures, distributions to Unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

In Buckeye’s annual report on Form 10-K, which was filed on March 2, 2009, Buckeye disclosed that, as a result of the financial credit crisis which emerged in the third and fourth quarters of 2008, Buckeye had taken steps to preserve its liquidity.  These steps included maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenses.  In the first quarter of 2009, credit, capital markets and overall economic conditions remained difficult.  However, credit and capital markets conditions improved enough that certain businesses with investment grade credit ratings were able to issue publicly-traded debt and other master limited partnerships were able to issue equity.  Buckeye continued to evaluate the condition of the debt and equity capital markets and, on March 31, 2009, Buckeye sold and issued 2.6 million LP Units in an underwritten public offering at a net price of $35.08 per LP Unit, after underwriting discounts and commissions of $1.17 per LP Unit, for net proceeds of approximately $91.0 million.  Proceeds from this offering were used to reduce outstanding borrowings under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Similarly, Buckeye used the net proceeds from this offering of approximately $13.7 million to reduce outstanding borrowings under the Credit Facility.

Debt

BGH

BGH is party to a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”).  See Note 7 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $12.4 million and $14.0 million at March 31, 2009 and December 31, 2008, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a first-party lender. See Note 7 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye’s Outstanding Debt

At March 31, 2009, Buckeye had an aggregate face amount of $1,408.0 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes due 2018 (the “6.05% Notes”), $208.0 million outstanding under the Credit Facility and $50.0 million outstanding under the BES Credit Agreement (as discussed below). See Note 7 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,270.1 million at March 31, 2009 and $1,367.7 million at December 31, 2008.  The fair values at March 31, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of other master limited partnerships’ publicly issued debt that have similar credit ratings and terms.

Buckeye Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility (including Lehman Brothers Bank, FSB’s commitment as a lender as discussed below), which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0, subject to a provision that allows for an increase to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At March 31, 2009, Buckeye’s Funded Debt Ratio was 4.07 to 1.0.  At March 31, 2009, Buckeye had committed $1.4 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 1.9% at March 31, 2009.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At March 31, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility.

See Note 7 to the consolidated financial statements for more information about the terms of the Credit Facility.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc., has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has recently not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will impair Buckeye’s ability to meet its liquidity needs.  At March 31, 2009, approximately $5.3 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.

BES Credit Agreement

On May 20, 2008, BES entered into the BES Credit Agreement, which was subsequently amended on July 18, 2008 and September 15, 2008.  The credit facility provided by the BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

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

At March 31, 2009, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $119.7 million and $73.4 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 0.95 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.3% at March 31, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At March 31, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 7 to the consolidated financial statements for more information about the terms of the BES Credit Agreement.

Derivatives

See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non-Trading Instruments” for a discussion of commodity derivatives used by Buckeye’s Energy Services segment.

In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million.  Under the swap agreement, Buckeye paid a fixed interest rate of interest of 3.15% for 180 days and, in exchange, received a series of six monthly payments calculated based on the 30-day London

Interbank Offered Rate (“LIBOR”) rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50 million borrowed under the Credit Facility.  The swap settled on April 20, 2009.  Buckeye had designated the swap agreement as a cash flow hedge on December 3, 2008.  Changes in value between the trade date and the designation date were recognized in earnings. On April 21, 2009, Buckeye entered into a new interest rate swap agreement for an additional 180 days on the same terms as the interest rate swap agreement entered into in October 2008, except that Buckeye agreed to pay a fixed interest rate of 0.63%.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye is paying a fixed interest rate of 0.81% for 180 days and, in exchange, is receiving a series of six monthly payments calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye correspond to the 30-day LIBOR rates that Buckeye pays on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

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

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2009 and 2008 are as follows:

	Cash Flow from Operations
	2009	2008
	(In thousands)
Net income	$53,696	$40,585
Value of ESOP shares released	183	817
Depreciation and amortization	13,364	11,383
Net changes in fair value of derivatives	4,103	—
Changes in current assets and liabilities	2,095	5,827
Changes in non-current assets and liabilities	4,809	2,347
Other	523	(876)
Total	$78,773	$60,083

Cash flows from operations were $78.8 million for the first three months of 2009, which increased by $18.7 million compared to the first three months of 2008. The primary causes of this increase were the improvement in net income for the first three months of 2009 compared to the first three months of 2008 and cash provided by working capital.

For the three months ended March 31, 2009, cash provided by working capital resulted primarily from decreases in prepaid and other current assets of $5.4 million, decreases in construction and pipeline relocation receivables of $3.1 million, and decreases in inventories of $26.1 million.  These cash sources were offset by decreases in accounts payable of $11.7 million, decreases in accrued and other current liabilities of $18.8 million, and increases in trade receivables of $2.0 million.

Decreases in prepaid and other current assets were due to a decrease in margin deposits partially offset by an increase in insurance receivables related to environmental sites.  The decrease in construction and pipeline relocation receivables is due to a decrease in construction activity in the first quarter.  The decrease in inventory is primarily due to a decrease in the value of the refined petroleum products inventory in the Energy Services segment, as commodity prices have declined at March 31, 2009 as compared the year-end 2008.  The decrease in accounts payable is due to the timing of the payment of invoices as compared to December 31, 2008.   The decrease in accrued and other current liabilities is due to the payment in the first quarter of 2009 of interest on long-term debt which had been accrued at year end.  In addition, Buckeye had accrued ammonia purchases at year end which were paid in the first quarter of 2009.  These decreases in accrued and other current liabilities were partially offset by an increase in accrued taxes and other income.  The increase in trade receivables is due to the timing of collections as compared to amounts outstanding at year end.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 are as follows:

	Investing Activities
	2009	2008
	(In thousands)
Capital expenditures	$20,976	$14,792
Acquisitions and equity investments	—	600,309
Net expenditures for disposal of property, plant and equipment	42	33
Total	$21,018	$615,134

In the three months ended March 31, 2008, Buckeye expended $443.5 million for Lodi Gas, $142.9 million for Farm & Home, and $13.9 million for the acquisitions of terminals in Niles, Michigan and Ferrysburg, Michigan.

Capital expenditures are summarized below (net of amounts accrued at March 31, 2009 and 2008):

	Capital Expenditures
	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Sustaining capital expenditures	$(4,883)	$(3,262)
Expansion and cost reduction	(14,571)	(11,530)
Total	$(19,454)	$(14,792)

Buckeye incurred $4.9 million and $3.3 million of sustaining capital expenditures and $14.6 million and $11.5 million of expansion and cost reduction expenditures in the first three months of 2009 and 2008, respectively.  Expansion and cost reduction projects in 2009 included a natural gas storage expansion project known as Kirby Hills Phase II, as well as ethanol and butane blending projects at certain of the terminals as well as the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.  In 2008, expansion and cost reduction projects included ethanol and butane blending projects and additional tanks at Linden, New Jersey.

Buckeye expects to spend approximately $95.0 million to $120.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $75.0 million to $90.0 million is expected to relate to expansion and cost reduction projects.  Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Major expansion and cost reduction expenditures in 2009 will include the completion of an expansion project known as Kirby Hills Phase II, the completion of the construction of additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant which is currently under construction.

Cash Flows from Financing Activities

BGH did not borrow any amounts under the BGH Credit Agreement in the first three months of 2009 or the first three months of 2008.  BGH’s distributions to its unitholders totaled $9.3 million and $8.1 million in the first three months of 2009 and 2008, respectively.

On March 31, 2009, Buckeye issued 2.6 million LP Units in an underwritten public offering at $35.08 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.17 per LP Unit and offering expenses, were approximately $91.0 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first three months of 2009 and 2008, Buckeye borrowed $30.0 million and $576.1 million under its Credit Facility, respectively, and repaid $120.3 million and $138.0 million, respectively.  Buckeye repaid $46.0 million under the BES Credit Agreement during the three months ended March 31, 2009 and $3.2 million under a line of credit that was in place prior to the BES Credit Agreement during the three months ended March 31, 2008.

Distributions to non-controlling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $41.9 million in the first three months of 2009 compared to $37.3 million in the first three months of 2008.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 2.6 million LP Units in March 2008.

OTHER MATTERS

Accounting Pronouncement

See Note 16 to BGH’s condensed consolidated financial statements for a description of a recent accounting pronouncement.

Forward-Looking Information

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements.”  Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) BGH’s ability to pay distributions to its unitholders; (2) BGH’s expected receipt of distributions and incentive distributions from Buckeye; (3) anticipated trends in Buckeye’s business; (4) price trends and overall demand for refined petroleum products and natural gas in the United States in general and in Buckeye’s service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (5) competitive pressures from other transportation services or alternative fuel sources; (6) changes, if any, in laws and regulations, including, among others, safety, environmental, tax and accounting matters or Federal Energy Regulatory Commission regulation of Buckeye’s tariff rates; (7) liability for environmental claims; (8) nonpayment or nonperformance by Buckeye’s customers; (9) security issues affecting Buckeye’s assets, including, among others, potential damage to its assets caused by vandalism, acts of war or terrorism; (10) construction costs, unanticipated capital expenditures and operating expenses to repair or replace Buckeye’s assets; (11) availability and cost of insurance on BGH’s and Buckeye’s assets and operations; (12) Buckeye’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (13) expansion in the operations of Buckeye’s competitors; (14) Buckeye’s ability to integrate any acquired operations into its existing operations and to realize anticipated cost savings and efficiencies; (15) shut-downs or cutbacks at major refineries that use Buckeye’s services; (16) deterioration in Buckeye’s labor relations; (17) regional economic conditions; (18) changes in real property tax assessments; (19) disruptions to the air travel system; (20) interest rate fluctuations and other capital market conditions; (21) BGH’s future results of operations; (22) BGH’s liquidity and ability to finance its activities; (23) market conditions in Buckeye’s industry; (24) conflicts of interest between Buckeye, its general partner and BGH; (25) the treatment of Buckeye or BGH as a corporation for federal income tax purposes or if BGH or Buckeye become subject to entity-level taxation for state tax purposes; and (26) the impact of governmental legislation and regulation on BGH and Buckeye.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in BGH’s Annual Report on Form 10-K for 2008, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Trading Instruments

Neither BGH nor Buckeye have any trading derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk — Non-Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness will compare the changes in the fair value of the New York Mercantile

Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on Buckeye’s balance sheet with gains and losses being recognized in earnings during each reporting period.

As of March 31, 2009, the Energy Services segment had commodity derivative assets and liabilities as follows:

March 31,
2009
(In thousands)
Assets:
Fixed-price sales contracts	$45,767
Futures contracts for inventory	3,858

Liability:
Futures contracts for fixed-price sales contracts	(24,883)

Total	$24,742

Substantially all of the unrealized gain of $3.9 million at March 31, 2009 for inventory hedges represented by futures contracts will be realized in the second quarter of 2009 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $4.3 million for the three months ended March 31, 2009.  As of March 31, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond August 2010.  In addition, at March 31, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated in the following table, the estimated fair value of portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming NO CHANGE in underlying commodity prices (as is)	Asset	$24,742
Fair value assuming 10% INCREASE in underlying commodity prices	Asset	$18,738
Fair value assuming 10% DECREASE in underlying commodity prices	Asset	$32,378

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have material foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes and 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the BES Credit Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.

Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

At March 31, 2009, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at March 31, 2009 was approximately $1,012.1 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $58.9 million. Buckeye’s variable debt obligation was $208.0 million under the Credit Facility and $50.0 million under the BES Credit Agreement at March 31, 2009.  Based on the balances outstanding at March 31, 2009, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $2.6 million.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The management of MainLine Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MainLine Management’s disclosure controls and procedures for BGH as of the end of the period covered by this report are operating effectively to provide reasonable assurance that the information required to be disclosed by MainLine Management in reports filed on behalf of BGH under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)       Changes in Internal Control over Financial Reporting

There have been no changes in MainLine Management’s internal control over financial reporting for BGH occurred during the most recent fiscal quarter with respect to BGH’s operations that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting for BGH.

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

Item 6. Exhibits

(a)  Exhibits

10.1 Severance Agreement, dated as of February 17, 2009, by and among Buckeye Partners, L.P., Buckeye Pipe Line Services Company and Clark C. Smith (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 17, 2009).

10.2  Buckeye Partners, L.P. Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on March 18, 2009).

10.3  Buckeye Partners, L.P. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed on May 6, 2009).

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

BUCKEYE GP HOLDINGS L.P.
(Registrant)

By: MainLine Management LLC
as General Partner

Date: May 8, 2009	By:	KEITH E. ST.CLAIR
Keith E. St.Clair
Chief Financial Officer
(Principal Accounting and
Financial Officer)