Form 10-Q
period 2009-09-30
Buckeye GP Holdings L.P.
filed 2009-11-03
CIK 1359055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

As of October 30, 2009, there were 27,769,647 Common Units and 530,353 Management Units outstanding.

BUCKEYE GP HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Product sales	$258,188	$345,729	$728,744	$933,211
Transportation and other services	165,256	150,441	462,760	435,783
Total revenue	423,444	496,170	1,191,504	1,368,994

Costs and expenses:
Cost of product sales and natural gas storage services	258,507	334,959	702,623	913,163
Operating expenses	66,100	73,203	208,842	209,484
Depreciation and amortization	13,138	14,342	40,061	38,067
Asset impairment expense	—	—	72,540	—
General and administrative	9,814	10,415	30,007	31,949
Reorganization expense	996	—	29,109	—
Total costs and expenses	348,555	432,919	1,083,182	1,192,663

Operating income	74,889	63,251	108,322	176,331

Other income (expense):
Investment income	65	293	359	1,144
Interest and debt expense	(20,391)	(19,243)	(54,030)	(55,691)
Total other expense	(20,326)	(18,950)	(53,671)	(54,547)

Income before equity income	54,563	44,301	54,651	121,784

Equity income	3,807	2,404	9,031	5,803
Net income	58,370	46,705	63,682	127,587
Less: net income attributable to noncontrolling interest	(47,275)	(39,471)	(32,666)	(109,187)

Net income attributable to Buckeye GP Holdings L.P.	$11,095	$7,234	$31,016	$18,400

Net income per partnership unit:
Basic	$0.39	$0.26	$1.10	$0.65
Diluted	$0.39	$0.26	$1.10	$0.65

Weighted average number of common units outstanding:
Basic	28,300	28,300	28,300	28,300
Diluted	28,300	28,300	28,300	28,300

See accompanying notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$29,915	$61,281
Trade receivables, net	88,397	79,969
Construction and pipeline relocation receivables	12,107	21,501
Inventories	227,414	84,229
Derivative assets	17,402	97,375
Prepaid and other current assets	99,423	75,406
Total current assets	474,658	419,761

Property , plant and equipment, net	2,179,971	2,241,612
Equity investments	98,729	90,110
Goodwill	432,170	433,892
Intangible assets, net	41,461	44,114
Other non-current assets	43,446	33,608
Total assets	$3,270,435	$3,263,097

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$149,600	$96,000
Current portion of long-term debt	6,208	6,294
Accounts payable	36,528	42,098
Derivative liabilities	12,173	48,623
Accrued and other current liabilities	123,426	116,464
Total current liabilities	327,935	309,479

Long-term debt	1,423,923	1,453,425
Other non-current liabilities	105,226	101,359
Total liabilities	1,857,084	1,864,263

Commitments and contingent liabilities	—	—

Buckeye GP Holdings L.P. capital:
General Partner (2,830 common units outstanding as of September 30, 2009 and December 31, 2008)	7	7
Limited Partners (27,766,817 common units outstanding as of September 30, 2009 and December 31, 2008)	228,812	226,565
Management Units (530,353 units outstanding as of September 30, 2009 and December 31, 2008)	3,080	3,037
Equity gains on issuance of Buckeye Partners, L.P. limited partner units	2,557	2,451
Total Buckeye GP Holdings L.P. capital	234,456	232,060
Noncontrolling interest	1,178,895	1,166,774
Total partners’ capital	1,413,351	1,398,834
Total liabilities and partners’ capital	$3,270,435	$3,263,097

See accompanying notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$63,682	$127,587
Adjustments to reconcile net income to net cash provided by operating activities:
Value of ESOP shares released	768	2,119
Depreciation and amortization	40,061	38,067
Asset impairment expense	72,540	—
Net changes in fair value of derivatives	(5,632)	—
Non-cash deferred lease expense	3,375	3,065
Earnings from equity investments of Buckeye Partners, L.P.	(9,031)	(5,802)
Distributions from equity investments of Buckeye Partners, L.P.	4,281	4,120
Amortization of other non-cash items	4,765	4,130
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(8,428)	5,556
Construction and pipeline relocation receivables	9,394	(4,537)
Inventories	(90,579)	(8,288)
Prepaid and other current assets	(19,804)	(37,104)
Accounts payable	(2,308)	(1,356)
Accrued and other current liabilities	8,196	52,506
Other non-current assets	(21,069)	1,380
Other non-current liabilities	14,469	(2,895)
Total adjustments from operating activities	998	50,961
Net cash provided by operating activities	64,680	178,548

Cash flows from investing activities:
Capital expenditures	(58,803)	(67,890)
Acquisitions and equity investments, net of cash acquired	(3,880)	(660,252)
Net proceeds (expenditures) for disposal of property, plant and equipment	1,248	(513)
Proceeds from sale of discontinued operations	—	52,584
Net cash used in investing activities	(61,435)	(676,071)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partner units	104,633	113,111
Proceeds from exercise of Buckeye Partners, L.P. units options	1,901	316
Proceeds from issuance of long-term debt	273,210	298,050
Borrowings under credit facilities	348,320	502,000
Repayments under credit facilities, net	(597,717)	(253,699)
Debt issuance costs	(2,138)	(1,886)
Distributions to noncontrolling partners of Buckeye Partners, L.P.	(133,104)	(118,093)
Settlement payment of interest rate swaps	—	(9,638)
Distributions to limited partners	(29,716)	(25,327)
Net cash provided by (used in) financing activities	(34,611)	504,834
Net increase (decrease) in cash and cash equivalents	(31,366)	7,311
Cash and cash equivalents—Beginning of year	61,281	94,486
Cash and cash equivalents—End of period	$29,915	$101,797

See accompanying notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Buckeye GP Holdings L.P. unitholders
				Equity
				Gains on
	General	Limited		Issuance of
	Partner	Partners		Buckeye’s
	Common	Common	Management	Limited	Noncontrolling
	Units	Units	Units	Partner Units	Interest	Total
Partners’ capital - January 1, 2008	$7	$232,928	$3,156	$2,239	$1,066,143	$1,304,473
Net income*	—	18,056	344	—	109,187	127,587
Distributions to Limited Partner - Common Units	—	(24,853)	(474)	—	—	(25,327)
Recognition of unit-based compensation charges	—	1,026	20	—	—	1,046
Equity gains on issuance of Buckeye’s limited partner units	—	—	—	212	(212)	—
Net proceeds from issuance of 2.6 million of Buckeye’s limited partner units	—	—	—	—	113,111	113,111
Amortization of Buckeye’s limited partner unit options	—	—	—	—	380	380
Exercise of limited partner unit options	—	—	—	—	316	316
Services Company’s non-cash ESOP distributions	—	—	—	—	(4,199)	(4,199)
Acquired noncontrolling interest not previously owned	—	—	—	—	(1,539)	(1,539)
Distributions to noncontrolling interest	—	—	—	—	(118,093)	(118,093)
Other	—	—	—	—	3,923	3,923
Partners’ capital - September 30, 2008	$7	$227,157	$3,046	$2,451	$1,169,017	$1,401,678

Partners’ capital - January 1, 2009	$7	$226,565	$3,037	$2,451	$1,166,774	$1,398,834
Net income*	—	30,434	582	—	32,666	63,682
Distributions to Limited Partner - Common Units	—	(29,159)	(557)	—	—	(29,716)
Recognition of unit-based compensation charges	—	972	18	—	—	990
Equity gains on issuance of Buckeye’s limited partner units	—	—	—	106	(106)	—
Net proceeds from issuance of 3.0 million of Buckeye’s limited partner units	—	—	—	—	104,633	104,633
Amortization of Buckeye’s limited partner unit options	—	—	—	—	1,210	1,210
Exercise of limited partner unit options	—	—	—	—	1,901	1,901
Services Company’s non-cash ESOP distributions	—	—	—	—	(4,740)	(4,740)
Distributions to noncontrolling interest	—	—	—	—	(133,104)	(133,104)
Benefit plans settlement/curtailment charge	—	—	—	—	6,400	6,400
Other	—	—	—	—	3,261	3,261
Partners’ capital - September 30, 2009	$7	$228,812	$3,080	$2,557	$1,178,895	$1,413,351

* Comprehensive income equals net income.

See accompanying notes to condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

Buckeye GP Holdings L.P. (“BGH”) is a publicly traded (NYSE: BGH) master limited partnership organized on June 15, 2006 under the laws of the state of Delaware.  BGH owns 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”).  Buckeye is also a publicly traded (NYSE: BPL) master limited partnership that was organized in 1986 under the laws of the state of Delaware.  Approximately 62% of BGH’s limited partner units are owned by BGH GP Holdings, LLC (“BGH GP”) and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and certain investment funds along with certain members of senior management of Buckeye GP.  MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is the general partner of BGH, and is wholly owned by BGH GP. BGH’s only business is the ownership of Buckeye GP.  Buckeye GP’s only business is the management of Buckeye and its subsidiaries. At September 30, 2009, Buckeye GP owned an approximately 0.5% general partner interest in Buckeye. Buckeye operates and reports in five business segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 19 for a more detailed discussion of Buckeye’s business segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”).  At September 30, 2009, Services Company owned approximately 3.5% of the publicly traded limited partner units of Buckeye (the “LP Units”).  Services Company employees provide services to the operating subsidiaries through which Buckeye conducts its operations.  Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services it provides.  Pursuant to the Services Agreement and an executive employment agreement, through December 31, 2008, executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers were not reimbursed by Buckeye or its operating subsidiaries but were reimbursed to Services Company by BGH.  Effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye of $3.6 million.

BGH has determined that Services Company is a variable interest entity, and Buckeye GP is the primary beneficiary of Services Company, although 100% of the equity interest of Services Company is owned by the ESOP.  Accordingly, Services Company has been consolidated in the financial statements of BGH.

BGH’s condensed consolidated balance sheet includes a noncontrolling capital account that reflects the portion of Buckeye owned by its partners other than BGH and Services Company.  Similarly, BGH’s condensed consolidated statements of operations include income attributable to noncontrolling interest that reflects the portion of the earnings due to Buckeye’s partners other than BGH and Services Company. BGH has determined that consolidation of Buckeye into BGH’s financial statements is appropriate, as BGH indirectly controls Buckeye through its ownership of Buckeye GP.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of  management, of a normal and recurring nature and necessary for a fair statement of its financial position as of September 30, 2009, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results of BGH’s operations for the 2009 fiscal year. BGH has evaluated subsequent events through November 3, 2009, the date the financial statements were issued. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with BGH’s consolidated financial statements and notes thereto presented in BGH’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Certain prior year amounts have been reclassified in the statement of cash flows to conform to the current-year presentation.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Developments

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) that has been codified under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source for authoritative nongovernmental GAAP. The ASC replaces other sources of authoritative GAAP with the exception of rules and interpretive releases of the SEC, which will continue to be authoritative. The issuance of this guidance is not intended to significantly change GAAP, but it requires ASC citations in place of references to previous authoritative accounting literature, except when such literature has not yet been incorporated into the ASC. Following the issuance of the ASC, the FASB announced that it will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it is FASB’s intent to issue Accounting Standards Updates (“ASU”). The FASB does not consider ASUs as authoritative in their own rights. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC.

On January 1, 2009, BGH adopted the guidance that has been codified under FASB ASC Topic 810, “Consolidations,” which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  Accordingly, for periods presented in these condensed consolidated financial statements, BGH has reclassified its noncontrolling interest liability into partners’ capital on the condensed consolidated balance sheets and has separately presented and allocated income attributable to noncontrolling interests on the condensed consolidated statements of operations and condensed consolidated statements of partners’ capital.

On January 1, 2009, BGH adopted the guidance that has been codified under FASB ASC Topic 815, “Derivatives and Hedging,” and has included the required enhanced qualitative and quantitative disclosure requirements regarding derivative instruments in Note 11.

In April 2009, the FASB addressed the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and required that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  The guidance, codified under FASB ASC Topic 805, “Business Combinations,” also required that a systematic and rational basis for subsequently measuring and accounting for such assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for acquisitions that are consummated on or after January 1, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 166”) (not yet integrated into the ASC).  The objective of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. BGH is currently evaluating the impact the adoption of SFAS 166 will have on its condensed consolidated financial statements.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not yet integrated into the ASC).  The objective of SFAS 167 is to improve financial reporting by companies involved with variable interest entities.  SFAS 167 will require companies to perform an analysis to determine whether the companies’ variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. BGH is currently evaluating the impact the adoption of SFAS 167 will have on its condensed consolidated financial statements.

On July 1, 2009, BGH adopted the guidance that has been codified under FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In August 2009, the FASB issued new guidance in the form of an ASU that has been codified under FASB ASC 820, “Fair Value Measurements and Disclosures,” that applies to the measurement of liabilities at fair value.  This new guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, companies are required to measure fair value of the liability using one or both of the following techniques:  (i) a valuation technique that uses the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) a valuation technique consistent with the fair value measurements guidance, such as an income approach or a market approach.  This new guidance also clarifies that when estimating the fair value of a liability, companies are not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  Additionally, this new guidance clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This new guidance is effective for BGH for the quarter ending December 31, 2009.  BGH is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and disclosures.

2.  IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

Buckeye owns and operates an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas. During the second quarter of 2009, Buckeye received notification that several of its shippers, which were currently using the Buckeye NGL Pipeline, intended to migrate to a competing pipeline, which recently went into service.  This notification was accompanied by a significant decline in shipment volumes as compared to historical averages. This loss in the customer base represented a triggering event, and an impairment evaluation resulted in a charge to earnings of $72.5 million against the Pipeline Operations segment.

In June 2009, Buckeye’s board of directors authorized management to pursue the sale of the Buckeye NGL Pipeline. Accordingly, Buckeye ceased depreciation of the assets as of July 1, 2009 and has reclassified the net assets and liabilities of the Buckeye NGL Pipeline to “Prepaid and other current assets” on the September 30, 2009 condensed consolidated balance sheet, as shown in Note 4.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying amounts of the major classes of assets and liabilities held for sale by Buckeye NGL Pipe Lines LLC (“Buckeye NGL”) at September 30, 2009, were as follows (in thousands):

Assets:
Inventories	$610
Prepaid and other current assets	1,581
Property, plant and equipment, net	8,639
Assets held for sale	10,830

Liabilities:
Accounts payable	3,261
Accrued and other current liabilities	1,694
Liabilities held for sale	4,955

Net assets held for sale	$5,875

Revenues for Buckeye NGL for the three and nine months ended September 30, 2009, were $1.7 million and $8.2 million, respectively.

3.  REORGANIZATION

On July 20, 2009, Buckeye announced the completion of a company-wide, “best practices” review.  During the period ended June 30, 2009, Buckeye commenced a restructuring of its operations as a result of this review, including a reorganization of its field operations to combine five of its original pipeline and terminal districts into three districts, as well as a restructuring of certain corporate functions and related corporate support functions.  These efforts redefined the roles and responsibilities of certain positions and called for the elimination of resources devoted to such activities.  Approximately 260 positions are affected as a result of these restructuring activities.

As part of the restructuring efforts, Buckeye executed a reduction in force comprised of a Voluntary Early Retirement Plan (the “VERP”) and an involuntary plan.  The terms of the VERP were agreed to by approximately 80 employees during the period ended June 30, 2009. An additional group of approximately 180 employees are being impacted by the involuntary reduction in workforce under Buckeye’s ongoing severance plan.  Affected employees receive severance benefits, post-employment benefits including extended medical and dental coverage, and other services including retirement counseling and outplacement services.  Most terminations were effective as of July 20, 2009.

For the nine months ended September 30, 2009, Buckeye recorded reorganization expense of $29.1 million for post-employment costs related to these restructuring activities which include: (1) termination benefits pursuant to voluntary and involuntary severance plans of $16.7 million; (2) post-retirement benefits (see Note 17) of $6.4 million; and (3) other related costs of $6.0 million.

The expense incurred by segment, including certain allocated amounts, for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Pipeline Operations	$518	$23,572
Terminalling and Storage	163	2,565
Natural Gas Storage	91	382
Energy Services	206	1,150
Other Operations	18	1,440
Total	$996	$29,109

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Prepaid insurance	$1,864	$7,889
Insurance receivables	10,526	5,101
Ammonia receivable	11,242	12,058
Margin deposits	5,882	32,345
Prepaid services	35,411	—
Unbilled revenue	8,871	1,074
Net assets held for sale	5,875	—
Other	19,752	16,939
Total	$99,423	$75,406

5.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Refined petroleum products (1)	$212,380	$69,568
Materials and supplies	15,034	14,661
Total	$227,414	$84,229

(1)   Ending inventory was 114.4 million and 47.7 million gallons of refined petroleum products at September 30, 2009 and December 31, 2008, respectively.

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil and diesel fuel, which is valued at the lower of cost or market, unless such inventory is hedged.  At September 30, 2009 and December 31, 2008, 86% and 78% of the inventory was hedged, respectively. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in the condensed consolidated statements of operations.  At September 30, 2009 and December 31, 2008, 11% and 17% of the inventory, respectively, was committed against fixed-priced sales contracts, and such inventory was valued at the lower of cost or market.  The remaining inventory was considered unhedged and represented approximately one day of sales.

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag-reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.  INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Customer relationships	$38,300	$38,300
Accumulated amortization	(4,889)	(2,662)
Net carrying amount	33,411	35,638

Customer contracts	11,800	11,800
Accumulated amortization	(3,750)	(3,324)
Net carrying amount	8,050	8,476

Total	$41,461	$44,114

For the three months ended September 30, 2009 and 2008, amortization expense related to intangible assets was $0.9 million and $0.1 million, respectively.  For the nine months ended September 30, 2009 and 2008, amortization expense related to intangible assets was $2.7 million and $0.4 million, respectively.  Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

7.  EQUITY INVESTMENTS

Equity investments consist of the following (in thousands):

		September 30,	December 31,
	Ownership	2009	2008

West Shore Pipe Line Company	24.9%	$30,640	$30,340
West Texas LPG Pipeline Limited Partnership	20.0%	52,947	44,471
Muskegon Pipeline LLC	40.0%	14,759	14,967
Transport4, LLC	25.0%	383	332
Total		$98,729	$90,110

In the first nine months of 2009, Buckeye invested an additional $3.9 million in West Texas LPG Pipeline Limited Partnership (“WT LPG”) as Buckeye’s pro rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and the installation of multiple booster stations. The WT LPG expansion pipeline became operational in April 2009.  WT LPG is owned 80% by Chevron Pipe Line Co. and 20% by Buckeye.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents equity earnings for unconsolidated affiliates for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
West Shore Pipe Line Company	$1,204	$1,124	$3,401	$2,860
West Texas LPG Pipeline Limited Partnership	2,187	880	4,606	1,928
Muskegon Pipeline LLC	385	400	923	958
Investment in Transport4, LLC	31	—	101	57
Total	$3,807	$2,404	$9,031	$5,803

8.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Taxes - other than income	$13,243	$14,092
Accrued employee benefit liability	2,297	2,297
Environmental liabilities	11,477	12,337
Interest	18,086	25,551
Retainage	1,284	1,405
Payable for ammonia purchase	8,347	9,373
Unearned revenue	24,694	12,186
Compensation and vacation	10,582	15,642
Accrued capital expenditures	2,296	4,902
Reorganization	7,805	—
Other	23,315	18,679
Total	$123,426	$116,464

9.  CONTINGENCIES

Claims and Proceedings

BGH, Buckeye and their respective subsidiaries, in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered by insurance. BGH is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings including the probability of losses which may result from such contingencies, BGH has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleged that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period of 2001 through 2006. Pursuant to a Consent Decree that was filed with the U.S. District Court for the Central District of Illinois on October 7, 2009, Buckeye agreed to settle and compromise the disputed claims without admitting any of the allegations set forth in the complaint. Under the terms of the Consent Decree, Buckeye paid approximately $0.4 million in October 2009 to the Illinois

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Environmental Protection Agency and agreed to continue to perform monitoring and certain remediation activities at the sites involved, and the State of Illinois agreed to release Buckeye from any further liability with respect to the claims involved.

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $2.2 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $8.8 million and $6.5 million for the nine months ended September 30, 2009 and 2008, respectively, related to environmental contingencies unrelated to claims and proceedings.

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

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations and cash flows.  To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty. EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses it might incur in the future. Buckeye is assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.  DEBT AND CREDIT FACILITIES

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
BGH:
BGH Credit Agreement	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	9,570	14,255
Retirement premium	(304)	(258)
Buckeye:
4.625% Notes due July 15, 2013*	300,000	300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	300,000
5.500% Notes due August 15, 2019*	275,000	—
Credit Facility	—	298,267
BES Credit Facility	149,600	96,000
Total term debt	$1,583,866	$1,558,264
Other, including unamortized discounts and fair value hedges (1)	(4,135)	(2,545)
Subtotal long- term debt	1,579,731	1,555,719
Less: current portion of long-term debt	(155,808)	(102,294)

Total long-term debt	$1,423,923	$1,453,425

*                 Buckeye makes semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

The fair values of aggregate debt and credit facilities were estimated to be $1,569.8 million at September 30, 2009 and $1,381.2 million at December 31, 2008.  The fair values of the fixed-rate debt at September 30, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of other master limited partnerships’ publicly issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts as the carrying amount reasonably approximates fair value due to the variable interest rate.

On August 18, 2009, Buckeye sold $275.0 million aggregate principal amount of 5.500% Notes due 2019 (the “5.500% Notes”) in an underwritten public offering. The notes were issued at 99.35% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $1.8 million, were approximately $271.4 million, and were used to reduce amounts outstanding under Buckeye’s credit facility and for working capital purposes.

BGH Credit Agreement

BGH has a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. BGH has pledged all of the limited liability company interests in Buckeye GP as security for its obligations under the BGH Credit Agreement.  Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by BGH, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Official Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services to the senior unsecured non-credit enhanced long-term debt of BGH.  BGH did not have any amounts outstanding under the BGH Credit Agreement at September 30, 2009 and December 31, 2008.

The BGH Credit Agreement requires BGH to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of BGH and its Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by BGH and its Restricted Subsidiaries from Buckeye, plus all other cash received by BGH and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of BGH’s wholly owned subsidiaries.  The funded debt coverage ratio covenant requires BGH to maintain, as of the last day of each fiscal quarter, a ratio of total consolidated funded debt of BGH and all of its subsidiaries to the consolidated EBITDA, as defined in the BGH Credit Agreement, of BGH and all of its subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At September 30, 2009, BGH’s funded debt coverage ratio was approximately 4.9 to 1.00.

The BGH Credit Agreement contains other covenants that prohibit BGH from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting BGH’s ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of BGH and its Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets.  At September 30, 2009, BGH was not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.

Services Company ESOP Notes

Services Company had total debt outstanding of $9.3 million and $14.0 million at September 30, 2009 and December 31, 2008, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004.  The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At September 30, 2009, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

Credit Facility

Buckeye has a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders.  The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt. At September 30, 2009, no amounts were outstanding under the Credit Facility, while at December 31, 2008, $298.3 million was outstanding under this facility.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, and other adjustments as defined therein, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At September 30, 2009, Buckeye’s Funded Debt Ratio was approximately 4.5 to 1.00.  As permitted by the Credit Facility, $149.6 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) and $72.5 million related to the Buckeye NGL Pipeline impairment (see Note 2) were excluded from the calculation of the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility.

On August 21, 2009, Buckeye Energy Holdings LLC (“BEH”), a wholly owned subsidiary of Buckeye, bought the outstanding loans and commitments of Aurora Bank FSB (formerly Lehman Brother Bank, FSB), a lender under the Credit Facility, through a sale and assignment agreement. Concurrent with this transaction, Buckeye repaid the $213.5 million outstanding balance of the Credit Facility, plus accrued interest and fees. The Credit Facility was subsequently amended to remove BEH as a lender by terminating its commitment in full, thus reducing the borrowing capacity of the Credit Facility from $600.0 million to $580.0 million.

At September 30, 2009 and December 31, 2008, Buckeye had committed $1.4 million and $1.3 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on BGH’s condensed consolidated balance sheets.

BES Credit Agreement

BES has a credit agreement (the “BES Credit Agreement”) that, prior to August 2009, provided for borrowings of up to $175.0 million.  In August 2009, the BES Credit Agreement was amended to provide for total borrowings of up to $250.0 million.  Under the BES Credit Agreement, borrowings accrue interest, at BES’s election, at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The balances outstanding under the BES Credit Agreement were approximately $149.6 million and $96.0 million at September 30, 2009 and December 31, 2008, respectively, all of which were classified as current liabilities.  The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	$50	$40	7.0 to 1.0
Above $200 up to $250	$60	$50	7.0 to 1.0

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2009, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $124.0 million and $79.7 million, respectively, and the Consolidated Leverage Ratio was 1.65 to 1.0.  The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.0% at September 30, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

11.  FINANCIAL INSTRUMENTS

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness compares the change in the fair value of New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

In order to hedge the cost of natural gas used to operate Buckeye’s turbine engines at its Linden, New Jersey location, the Pipeline Operations segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (April 2009 through August 2011) for a price of $5.47 per million British thermal units (“MMBtu”).  The aggregate notional quantity is approximately 900,000 MMBtus.  This transaction was designated as a cash flow hedge at inception.

Finance Derivatives

Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to effectively convert a portion of its variable-rate debt into fixed-rate debt.  Generally, Buckeye utilizes interest rate swaps for specifically identified transactions.

On April 21, 2009, Buckeye entered into an interest rate swap agreement to hedge its variable interest rate risk on $50.0 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye paid a fixed rate of interest of 0.63% for 180 days and, in exchange, received a series of six monthly payments based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50.0 million borrowed under the Credit Facility.  On August 27, 2009, in conjunction with the repayment of the outstanding balance under the Credit Facility, the swap was terminated.  Buckeye had designated the swap agreement as a cash flow hedge at inception.

Buckeye plans to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014.  During the third quarter of 2009, Buckeye entered into three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before July 15, 2013 and three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before October 15, 2014.  The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the debt is issued. Unrealized losses of $2.7 million were recorded in accumulated

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

other comprehensive loss to reflect the change in the fair values of the forward starting interest rate swaps as of September 30, 2009. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

In October 2009, Buckeye entered into another forward starting interest rate swap with a total notional amount of $50.0 million related to the issuance of fixed-rate debt on or before July 15, 2013.

The following table sets forth the fair value of each classification of derivative instruments as of September 30, 2009 (in thousands):

	September 30, 2009
			Derivative
	Assets	(Liabilities)	Net Carrying
	Fair value	Fair value	Value

Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	$13,668	$(2,687)	$10,981
Futures contracts for fixed-price sales contracts	8,684	(5,426)	3,258

Derivatives designated as hedging instruments:
Futures contracts for inventory	$4,180	$(13,752)	$(9,572)
Futures contract for natural gas	590	—	590
Interest rate contracts	—	(3,777)	(3,777)

Total			$1,480

	September 30,
	2009
Balance Sheet Locations:
Derivative assets	$17,402
Other non-current assets	28
Derivative liabilities	(12,173)
Other non-current liabilities	(3,777)

Total	$1,480

Substantially all of the unrealized loss of $9.6 million at September 30, 2009 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $10.0 million and $17.7 million for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond December 2010.  In addition, at September 30, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gains and losses on Buckeye’s derivative instruments for the three and nine months ended September 30, 2009 were as follows (in thousands):

		Gain (Loss) Recognized in
		Income on Derivatives
		Three Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2009	2009
Derivatives NOT designated as
hedging instruments	Location
Fixed-price sales contracts	Product sales	$(3,937)	$(3,367)
Futures contracts fixed-price sales contracts	Cost of product sales and natural gas storage services	3,972	(7,489)

Derivatives designated as
hedging instruments	Location
Futures contracts for inventory	Cost of product sales and natural gas storage services	$(4,273)	$23,157
Futures contract for natural gas	Cost of product sales and natural gas storage services	1,963	(53,216)
Interest rate contracts	Interest and debt expense	(1,132)	(1,274)

12.  FAIR VALUE MEASUREMENTS

Fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement.  The three levels include:

•                  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 inputs include the following:

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

•                  Level 3 inputs are unobservable inputs for the asset or liability.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, September 30, 2009 and December 31, 2008, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2009		December 31, 2008
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial Assets:
Commodity derivatives	$4,590	$12,840	$25,225	$79,322
Asset held in trust	1,793	—	3,648	—

Financial Liabilities:
Interest rate derivatives	—	(3,777)	—	(333)
Commodity derivatives	(10,314)	(1,859)	(50,806)	(1,045)
Total	$(3,931)	$7,204	$(21,933)	$77,944

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

The commodity derivative assets of $12.8 million and $79.3 million as of September 30, 2009 and December 31, 2008, respectively, are both net of a credit valuation adjustment (“CVA”) of ($0.6) million.  Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate.  The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  The following table presents the fair value of an asset carried on the condensed consolidated balance sheet by asset classification and by level within the valuation hierarchy (as described above) at the date indicated for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2009 (in thousands):

	September 30,				Total
	2009	Level 1	Level 2	Level 3	Losses

Prepaid and other current assets (1)	$8,639	$—	$—	$8,639	$72,540

(1)          Represents the property, plant and equipment included in net assets held for sale (see Note 2).

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of a loss in the customer base utilizing the Buckeye NGL Pipeline, Buckeye recorded a non-cash impairment charge of $72.5 million during the nine months ended September 30, 2009.  The estimated fair value was based on a probability-weighted combination of income and market approaches.

13.  EARNINGS PER UNIT

Basic and diluted net income per unit is calculated by dividing net income attributable to BGH by the weighted-average number of partnership units outstanding during the period.

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per partnership unit calculations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Weighted average common units outstanding	27,770	27,770	27,770	27,770
Weighted average management units outstanding	530	530	530	530
Units for basic	28,300	28,300	28,300	28,300

Diluted:
Units used for basic calculation	28,300	28,300	28,300	28,300
Dilutive effect of additional management units	—	—	—	—
Units for diluted	28,300	28,300	28,300	28,300

14.  CASH DISTRIBUTIONS

BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.

On November 2, 2009, MainLine Management declared a quarterly cash distribution of $0.39 per unit to be paid on November 30, 2009 to unitholders of record on November 12, 2009. This distribution is expected to be approximately $11.0 million.

15.  RELATED PARTY TRANSACTIONS

Buckeye incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended September 30, 2008, and $0.5 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The senior administrative charge was waived indefinitely on April 1, 2009.  As a result, there were no related charges recorded in the second and third quarters of 2009.

Services Company and Buckeye are considered related parties of BGH.  As discussed in Note 1, the condensed consolidated financial statements for BGH include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  UNIT-BASED COMPENSATION PLANS

BGH GP’s Override Units

Effective on June 25, 2007, BGH GP instituted an equity incentive plan for certain members of senior management of BGH GP and BGH.  This equity incentive plan includes both time-based and performance-based participation in the equity of BGH GP (but not in BGH) referred to as “Override Units”.  BGH is required to reflect, as compensation expense and a corresponding contribution to unitholders’ equity, the fair value of this compensation.  Compensation expense with respect to the Override Units was $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million for each of the nine month periods ended September 30, 2009 and 2008.  BGH is not the sponsor of this plan and has no liabilities with respect to it.

The Override Units consist of three equal tranches of units consisting of: Value A Units, Value B Units and Operating Units.  The Operating Units vest over four years semi-annually beginning with a one-year cliff vesting. The Value A Units generally vest based on the occurrence of an exit event as discussed below, an investment return of 2.0 times the original investment, and an internal rate of return of at least 10%. The Value B Units generally vest based on the occurrence of an exit event, an investment return of 3.5 times the original investment and an internal rate of return of at least 10% or on a pro-rata basis on an investment return ranging from 2.0 to 3.5 times the original investment and an internal rate of return of at least 10%.

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

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No Override Units were granted in 2009.  The following is a summary of the activity of the Override Units as of September 30, 2009 (in thousands, except per unit amounts):

	Number of Override Units			Total Number
	Value A Units	Value B Units	Operating Units	of Units Awarded
Outstanding at December 31, 2007	1,381	1,381	1,381	4,143
Granted in 2008	382	382	382	1,146
Outstanding at December 31, 2008	1,763	1,763	1,763	5,289
Forfeited in 2009	(276)	(276)	(223)	(775)
Outstanding at September 30, 2009	1,487	1,487	1,540	4,514

	Compensation Costs for Override Units
	Value A Units	Value B Units	Operating Units	Totals
Total fair value of all outstanding Override Units	$3,092	$1,839	$5,098	$10,029
Less: Expense recorded from plan inception to September 30, 2009	—	—	3,002	3,002
Estimated future compensation costs at September 30, 2009	$3,092	$1,839	$2,096	$7,027

September 30, 2009	Value A	Value B	Operating
Weighted average fair value per Override Unit granted	$2.07	$1.17	$3.42

The vesting of the Value A and Value B Units is contingent on a performance condition, namely the completion of the exit event as discussed above.  Accordingly, no compensation expense for the Value A and Value B Units will be recorded until an exit event occurs.

The Override Units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards.  The Monte Carlo simulation is a procedure to estimate the future equity value from the time of the valuation dates to the exit event.  The following assumptions were used in the 2008 period:

June 30,
2008
Current equity value (in millions)	$439.0
Expected life in years	5.5
Risk-free interest rate	4.92%
Volatility	26.0%
Dividends	$0.00

Buckeye’s Long-Term Incentive Plan

On March 20, 2009, Buckeye’s 2009 Long-Term Incentive Plan (the “LTIP”) became effective.  The LTIP, which is administered by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of phantom units (“Phantom Units”), performance units (“Performance Units”) and in certain cases, distribution equivalent rights (“DERs”) which provide the participant a right to receive payments based on distributions made by Buckeye on its LP Units. Phantom Units are notional LP Units whose vesting is subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom Units entitle a participant to receive an LP Unit, without payment of an exercise price, upon vesting.  Performance Units are notional LP Units whose vesting is subject to the attainment of one or more performance goals, and which entitle a participant to receive LP Units, without payment of an exercise price, upon vesting. DERs are rights to receive a cash payment per Phantom Unit or Performance Unit, as

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

applicable, equal to the per unit cash distribution paid by Buckeye on its LP Units. Generally, LTIP awards granted automatically vest upon a change of control, as defined in the LTIP.

The number of LP Units that may be granted under the LTIP may not exceed 1,500,000, subject to certain adjustments.   The number of LP Units that may be granted to any one individual in a calendar year will not exceed 100,000.  If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP.  Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye, Buckeye GP and any of their affiliates and (ii) independent members of the Board of Directors of Buckeye GP or of MainLine Management.  Phantom Units or Performance Units may be granted to participants at any time as determined by the Compensation Committee.

The fair values of both the Performance Unit and Phantom Unit grants are based on the average market price of Buckeye’s LP Units on the date of grant adjusted for an estimated forfeiture rate as appropriate. Compensation expense equal to the fair value of those Performance Unit and Phantom Unit awards that actually vest is estimated and recorded over the period the grants are earned, which is the vesting period. Compensation expense estimates are updated periodically. The vesting of the Performance Unit awards is also contingent upon the attainment of predetermined performance goals, which, depending on the level of attainment, could increase or decrease the value of the awards at settlement. Quarterly distributions paid on DERs associated with Phantom Units are recorded as a reduction of Limited Partners’ Capital on Buckeye’s condensed consolidated balance sheets.

2009 LTIP Awards

During the nine months ended September 30, 2009, the Compensation Committee granted 45,778 Phantom Units to employees, 18,000 Phantom Units to independent directors, and 91,872 Performance Units to employees. The vesting period for the Phantom Units is one year or three years of service for grants to directors or employees, respectively.  The vesting criteria for the Performance Units are the attainment of a performance goal (by Buckeye), defined in the award agreements as “distributable cash flow per unit”, over a three-year period and remaining employed by Buckeye throughout such period.

Phantom Unit grantees will be paid quarterly distributions on DERs associated with Phantom Units over their respective vesting periods of one year or three years in the same amounts per Phantom Unit as distributions paid on Buckeye’s LP Units over those same one-year or three-year periods. The amount paid with respect to Phantom Unit distributions was $0.05 million and $0.1 million for the three and nine months ended September 30, 2009, respectively.  Distributions may be paid on Performance Units at the end of the three-year vesting period. In such case, DERs will be paid on the number of LP Units for which the Performance Units will be settled.

The following table sets forth the LTIP activity for the nine months ended September 30, 2009:

LTIP Units

Outstanding, January 1, 2009	—
Granted (1)	155,650
Vested	(2,703)
Forfeited	(14,197)
Outstanding, September 30, 2009 (2)	138,750

(1)	The weighted average fair value per unit for the 2009 Phantom Unit and Performance Unit awards on the date of grant was $39.29.
(2)	The aggregate intrinsic value of all outstanding LTIP units at September 30, 2009 was approximately $6.7 million.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2009, approximately $4.1 million of compensation expense, based upon the fair value of the awards on the date of grant related to unvested outstanding awards expected to vest under the LTIP, has not yet been recognized by Buckeye.

Buckeye’s Unit Option Plan

Buckeye also sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it historically granted to employees options to purchase LP Units at the market price of the LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, Buckeye issues new LP Units to the holder. Buckeye has not historically repurchased, and does not expect to repurchase in 2009, any of its LP Units.

Generally, compensation expense is recognized based on the fair value on the date of grant estimated using a Black-Scholes option pricing model.  Buckeye recognizes compensation expense for these awards granted on a straight-line basis over the requisite service period.

Buckeye recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the date of grant to the date retirement eligibility is achieved. Compensation expense is based on options ultimately expected to vest by estimating forfeitures at the date of grant based upon historical experience and revising those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Due to regulations adopted under Internal Revenue Code Section 409A, holders of options granted during 2008 would have been subject to certain adverse tax consequences if the terms of the grant were not modified. Buckeye received the approval of the holders of options granted in 2008 to shorten the term of those options to avoid the adverse tax consequences under Section 409A.  Options granted before January 1, 2008 were not impacted by the IRS regulations.  This modification did not have a material impact on Buckeye’s financial results.  Following the adoption of the LTIP on March 20, 2009, Buckeye ceased making additional grants under the Option Plan.

Buckeye recorded $0.5 million and $0.1 million in compensation expense related to outstanding options for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended September 30, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$(44)	$352	$37	$78
Interest cost	146	477	419	233
Expected return on plan assets	(47)	(468)	—	—
Amortization of prior service benefit	(47)	(217)	(679)	(379)
Amortization of unrecognized losses	90	156	220	139
Settlement/curtailment gain (1)	—	—	(1,571)	—
Net periodic benefit costs	$98	$300	$(1,574)	$71

For the nine months ended September 30, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$371	$1,057	$247	$543
Interest cost	886	1,433	1,402	1,621
Expected return on plan assets	(427)	(1,404)	—	—
Amortization of prior service benefit	(282)	(653)	(2,397)	(2,627)
Amortization of unrecognized losses	802	467	743	959
Settlement/curtailment charge (gain) (1)	7,171	—	(771)	—
Net periodic benefit costs	$8,521	$900	$(776)	$496

(1)               In connection with Buckeye’s reorganization, $6.4 million of the aggregate amount of $29.1 million of expenses incurred has been recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments (see Note 3).

Buckeye voluntarily contributed $3.5 million and $3.8 million to the RIGP for the three and nine months ended September 30, 2009, respectively.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.  OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Cash paid for interest (net of capitalized interest)	$59,101	$54,090
Cash paid for income taxes	1,650	868
Capitalized interest	2,906	1,087

Non-cash investing and financing activities:
Hedge accounting	1,266	504
Change in capital expenditures in accounts payable	(2,606)	4,319

19.  SEGMENT INFORMATION

BGH, through Buckeye, reports and operates in five business segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations. BGH also has certain consolidated-level assets, principally consisting of goodwill, which are not allocable to the individual reporting segments because they are not used by the chief operating decision maker to make operating decisions or to allocate resources.

Pipeline Operations

The Pipeline Operations segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 17 states. This segment also has three refined petroleum products terminals in three states with aggregate storage capacity of approximately 0.5 million barrels.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has 56 refined petroleum products terminals in ten states with aggregate storage capacity of approximately 23.3 million barrels.

Natural Gas Storage

The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in northern California that is owned and operated by Lodi Gas Storage, L.L.C.  The facility provides approximately 33 billion cubic feet of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. The Natural Gas Storage segment does not trade or market natural gas.

Energy Services

The Energy Services segment is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States.  The segment recognizes revenues when products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment’s customers consist principally of product wholesalers as well as major commercial users of refined petroleum products.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Operations

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

Financial information about each segment is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Pipeline Operations	$96,714	$91,439	$294,084	$286,716
Terminalling and Storage	34,036	33,003	94,108	87,749
Natural Gas Storage	28,576	16,762	60,325	43,412
Energy Services	258,407	344,494	728,563	926,809
Other Operations	7,516	12,011	25,446	33,637
Intersegment	(1,805)	(1,539)	(11,022)	(9,329)
Total	$423,444	$496,170	$1,191,504	$1,368,994

Operating income :
Pipeline Operations	$41,846	$32,518	$35,208	$106,085
Terminalling and Storage	17,323	16,727	39,095	39,222
Natural Gas Storage	7,591	8,780	19,572	21,162
Energy Services	5,620	3,870	10,404	5,213
Other Operations	2,509	1,356	4,043	4,649
Total	$74,889	$63,251	$108,322	$176,331

Depreciation and amortization:
Pipeline Operations	$8,659	$9,373	$26,482	$26,383
Terminalling and Storage	1,813	1,487	5,401	4,232
Natural Gas Storage	1,241	915	3,943	3,430
Energy Services	986	2,151	2,946	2,822
Other Operations	439	416	1,289	1,200
Total	$13,138	$14,342	$40,061	$38,067

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Capital additions:
Pipeline Operations	$21,952	$24,704
Terminalling and Storage	13,648	17,326
Natural Gas Storage	16,911	27,528
Energy Services	3,132	2,651
Other Operations	554	—
Total (1)	$56,197	$72,209

Acquisitions and equity investments, net of cash acquired:
Pipeline Operations	$3,880	$12,040
Terminalling and Storage	—	66,187
Natural Gas Storage	—	438,767
Energy Services	—	143,258
Other Operations	—	—
Total	$3,880	$660,252

	September 30,	December 31,
	2009	2008
Assets:
Pipeline Operations (2)	$1,547,786	$1,630,050
Terminalling and Storage	485,655	473,806
Natural Gas Storage	568,297	503,278
Energy Services	362,172	333,967
Other Operations	75,620	93,309
Consolidating-level	230,905	228,687
Total	$3,270,435	$3,263,097

Goodwill:
Pipeline Operations	$198,632	$198,632
Terminalling and Storage (3)	49,618	51,386
Natural Gas Storage	169,560	169,560
Energy Services	1,178	1,132
Other Operations	13,182	13,182
Total	$432,170	$433,892

(1)	Amount includes ($2.6) million and $4.3 million of non-cash changes in accruals for capital expenditures for the nine months ended September 30, 2009 and 2008, respectively.
(2)	All equity investments are included in the assets of the Pipeline Operations segment.
(3)

Goodwill decreased by $1.8 million as of September 30, 2009 from December 31, 2008 due to the finalization of the purchase price allocation of a terminal in Albany, New York; the difference was allocated to property, plant and equipment.

BUCKEYE GP HOLDINGS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.  SUBSEQUENT EVENT

In September 2009, Buckeye entered into an agreement to acquire from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.5 million in cash.  The assets that Buckeye agreed to acquire include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage.  In addition, Buckeye will acquire certain inventory on hand upon completion of the transaction for additional consideration, and ConocoPhillips has agreed to enter into certain commercial contracts with Buckeye that are associated with the acquired facilities.  The transaction is currently expected to occur in November 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion provides an analysis of the results of operations for Buckeye GP Holdings L.P. (“BGH”) and for each of BGH’s business segments and an overview of BGH’s liquidity and capital resources and certain other items related to BGH.  The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) BGH’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in BGH’s Annual Report on Form 10-K for the year ended December 31, 2008.

Approximately 62% of BGH’s limited partner units are owned by BGH GP Holdings, LLC (“BGH GP”) and approximately 38% by the public. BGH owns and controls Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”), a publicly traded Delaware limited partnership.  BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”), which is owned by BGH GP.  BGH’s only cash-generating assets are its partnership interests in Buckeye, comprised primarily of the following:

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

The incentive distribution rights noted above entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for each quarter are exceeded. The 2,573,146 LP Units originally issued to Buckeye’s Employee Stock Ownership Plan (“ESOP”) are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP Unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP Unit.

BGH’s earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s unitholders. The actual amount of cash that Buckeye will have available for distribution will depend primarily on Buckeye’s ability to generate earnings and cash flows beyond its working capital requirements.

The following table summarizes BGH’s cash received for the three and nine months ended September 30, 2009 and 2008 as a result of its partnership interests in Buckeye (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Incentive distributions from Buckeye	$11,742	$9,990	$33,713	$28,647
Distributions from the ownership of 243,914 of Buckeye’s GP Units	223	210	659	622
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	519	459	1,415	808
Distributions from the ownership of 80,000 of Buckeye’s LP Units	73	69	216	204
	$12,557	$10,728	$36,003	$30,281

BGH, through Buckeye, operates and reports in five business segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 19 to the condensed consolidated financial statements for a more detailed discussion of BGH’s business segments.

RECENT DEVELOPMENTS

In early 2009, Buckeye began a “best practices” review of its business processes and organizational structure to identify improved efficiencies and cost savings in response to rapidly changing needs in the energy markets. This review culminated in the approval of an organizational restructuring by the Board of Directors of Buckeye GP.

The organizational restructuring includes a workforce reduction of approximately 260 employees, or nearly 25% of Buckeye’s workforce. The program was initiated in the second quarter of 2009 and is expected to be substantially complete by the end of 2009. From June 18 to June 29, 2009, Buckeye offered certain eligible employees the option of enrolling in a voluntary early retirement program, which approximately 80 employees accepted. The remaining affected positions are being eliminated involuntarily under Buckeye’s ongoing severance plan. Most terminations were effective as of July 20, 2009. The restructuring will also include the relocation of some employees consistent with the goals of the reorganization. Buckeye has incurred $29.1 million of expenses in connection with this organizational restructuring for the nine months ended September 30, 2009 and expects to incur additional expenses of approximately $2.0 to $4.0 million for the remainder of 2009 (see Note 3 to the condensed consolidated financial statements).

Buckeye also recorded a non-cash charge of $72.5 million in the nine months ended September 30, 2009 related to an impairment of its natural gas liquids pipeline system (the “Buckeye NGL Pipeline”) that spans from Wattenberg, Colorado to Bushton, Kansas. This impairment was the result of significant volume losses to a competitive pipeline system during the second quarter of 2009 (see Note 2 to the condensed consolidated financial statements).

In September 2009, Buckeye entered into an agreement to acquire from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.5 million in cash.  The assets that Buckeye agreed to acquire include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage.  In addition, Buckeye will acquire certain inventory on hand upon completion of the transaction for additional consideration, and ConocoPhillips has agreed to enter into certain commercial contracts with Buckeye that are associated with the acquired facilities.  The transaction is currently expected to occur in November 2009. Buckeye expects to fund the acquisition through cash flow from operations and borrowings under Buckeye’s existing credit facility.

RESULTS OF OPERATIONS

The results of operations discussed below principally reflect the activities of Buckeye. Since the accompanying condensed consolidated financial statements of BGH include the consolidated results of Buckeye, BGH’s consolidated statements are substantially similar to Buckeye’s except as noted below:

•                  Interest of noncontrolling partners in Buckeye—BGH’s condensed consolidated balance sheets include a noncontrolling interest capital account that reflects the proportion of Buckeye owned by its partners other than BGH. Similarly, the ownership interests in Buckeye held by its partners other than BGH are reflected in BGH’s condensed consolidated statement of operations as income attributable to noncontrolling interest. These noncontrolling interest accounts are not reflected in Buckeye’s condensed consolidated financial statements.

•                  BGH’s capital structure—In addition to incorporating the assets and liabilities of Buckeye, BGH’s condensed consolidated balance sheets include BGH’s own indebtedness and related debt placement costs, and the partners’ capital on BGH’s balance sheet represents BGH’s partners’ capital as opposed to the capital reflected in Buckeye’s balance sheets, which reflect the ownership interest of all its partners, including its owners other than BGH or Buckeye Pipe Line Services Company (“Services Company”). Consequently, BGH’s statement of operations reflects additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye’s financial statements.

•                  Inclusion of Services Company—The financial statements of Services Company, which employs the employees who manage and operate the assets of Buckeye, are consolidated into BGH’s financial statements. The financial statements of Buckeye do not include the financial statements of Services Company.

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

Summary operating results for BGH were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$423,444	$496,170	$1,191,504	$1,368,994
Costs and expenses	348,555	432,919	1,083,182	1,192,663
Operating income	74,889	63,251	108,322	176,331
Other expenses	(20,326)	(18,950)	(53,671)	(54,547)
Income before equity income	54,563	44,301	54,651	121,784
Equity income	3,807	2,404	9,031	5,803
Net income	58,370	46,705	63,682	127,587
Less: net income attributable to noncontrolling interest	(47,275)	(39,471)	(32,666)	(109,187)

Net income attributable to BGH	$11,095	$7,234	$31,016	$18,400

A summary of financial information by business segment is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Pipeline Operations	$96,714	$91,439	$294,084	$286,716
Terminalling and Storage	34,036	33,003	94,108	87,749
Natural Gas Storage	28,576	16,762	60,325	43,412
Energy Services	258,407	344,494	728,563	926,809
Other Operations	7,516	12,011	25,446	33,637
Intersegment	(1,805)	(1,539)	(11,022)	(9,329)
Total	$423,444	$496,170	$1,191,504	$1,368,994

Total costs and expenses (1):
Pipeline Operations	$54,868	$58,921	$258,876	$180,631
Terminalling and Storage	16,713	16,276	55,013	48,527
Natural Gas Storage	20,985	7,982	40,753	22,250
Energy Services	252,787	340,624	718,159	921,596
Other Operations	5,007	10,655	21,403	28,988
Intersegment	(1,805)	(1,539)	(11,022)	(9,329)
Total	$348,555	$432,919	$1,083,182	$1,192,663

Depreciation and amortization:
Pipeline Operations	$8,659	$9,373	$26,482	$26,383
Terminalling and Storage	1,813	1,487	5,401	4,232
Natural Gas Storage	1,241	915	3,943	3,430
Energy Services	986	2,151	2,946	2,822
Other Operations	439	416	1,289	1,200
Total	$13,138	$14,342	$40,061	$38,067

Asset impaiment expense:
Pipeline Operations	$—	$—	$72,540	$—

Reorganization expense:
Pipeline Operations	$518	$—	$23,572	$—
Terminalling and Storage	163	—	2,565	—
Natural Gas Storage	91	—	382	—
Energy Services	206	—	1,150	—
Other Operations	18	—	1,440	—
Total	$996	$—	$29,109	$—

Operating income:
Pipeline Operations	$41,846	$32,518	$35,208	$106,085
Terminalling and Storage	17,323	16,727	39,095	39,222
Natural Gas Storage	7,591	8,780	19,572	21,162
Energy Services	5,620	3,870	10,404	5,213
Other Operations	2,509	1,356	4,043	4,649
Total	$74,889	$63,251	$108,322	$176,331

(1)          Includes depreciation and amortization, asset impairment expense and reorganization expense.

Third Quarter of 2009 Compared to Third Quarter of 2008

Consolidated

Consolidated income attributable to BGH’s unitholders was $11.1 million in the third quarter of 2009 compared to $7.2 million in the third quarter of 2008. The increase in income attributable to BGH’s unitholders was due to increases in Buckeye’s quarterly distribution. As mentioned above, the incentive distribution rights entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded. As a result, increases in Buckeye’s distribution cause increases in income attributable to BGH’s unitholders. In the third quarter of 2009, Buckeye paid a $0.9125 per LP Unit distribution as compared to an $0.8625 per LP Unit distribution in the third quarter of 2008, which resulted in an increase of $1.8 million in incentive distribution rights in the third quarter of 2009 as compared to the third quarter of 2008.

Revenue was $423.4 million in the third quarter of 2009, which is a decrease of $72.8 million or 14.7% from the corresponding period in 2008. This overall decrease was caused primarily by a decrease in revenue from the Energy Services segment of $86.1 million resulting from a reduction in petroleum product prices in the current quarter. This decrease was partially offset by increased revenues from the Pipeline Operations segment due to increased tariffs, increased Terminalling and Storage segment revenues from new terminals and increased Natural Gas Storage segment revenues from increased marketing efforts. The Other Operations segment reported lower revenue due to decreased construction activities.

Total costs and expenses were $348.6 million in the third quarter of 2009, which is a decrease of $84.4 million or 19.5% from the corresponding period in 2008. Generally, operating expenses were down across all segments, with the exception of the Natural Gas Storage segment. The decrease in total costs and expenses resulted primarily from a decrease in petroleum product prices, which resulted in an $87.8 million decrease in the Energy Services segment’s cost of product sales. In addition, there were lower operating expenses in the Pipeline Operations segment due to decreased costs associated with contract service activities and in the Other Operations segment due to decreased construction activities, which contributed to the overall decrease in costs and expenses.  The Natural Gas Storage segment experienced increased expenses associated with certain hub services transactions stemming from delays in the start-up of a natural gas storage expansion project known as Kirby Hills phase II (the “Kirby Hills II project”) and general market conditions.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Attributable to Buckeye	$347,479	$431,719
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Net effect of ESOP charges in Services Company	564	521
Attributable to BGH	1,686	1,853
Total	$348,555	$432,919

Amounts attributable to BGH were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Salaries and benefits	$1,086	$1,282
Professional fees	103	267
Other	497	304
Total	$1,686	$1,853

As described in Note 1 to the condensed consolidated financial statements, effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye of $3.6 million.  The $3.6 million annual fixed payment consisted of the anticipated 2009 salaries, incentive compensation and benefits of these executives plus 15%.  Salaries and benefits shown above for 2009 consist of the anticipated salaries, incentive compensation and benefits included in the $3.6 million annual fixed payment, plus allocations of the cost of Buckeye personnel performing administrative services directly for BGH.  Salaries and benefits costs in 2008 include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye under the prior arrangement plus the allocated administrative salaries.

BGH reported operating income of $74.9 million in the third quarter of 2009 as compared to operating income of $63.3 million in the third quarter of 2008, which represented an increase of $11.6 million, primarily as a result of lower operating cost across all segments, with the exception of the Natural Gas Storage segment. The remainder of the increase is more fully described within the segments discussed below.

The third quarter of 2009 results also include an increase of $1.1 million in interest and debt expense from the third quarter 2008 largely attributable to the issuance of $275.0 million aggregate principal amount of 5.500% Notes due 2019 (the “5.500% Notes”) in August 2009.  In addition, depreciation and amortization decreased by $1.2 million due primarily to the cessation of depreciation related to the assets held for sale (see Note 2 to the condensed consolidated financial statements).

Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s income to its limited partner interests not owned by BGH or Services Company, was $47.3 million in the third quarter of 2009 as compared to income attributable to noncontrolling interests of $39.5 million in the third quarter of 2008.

Pipeline Operations

Revenue was $96.7 million in the third quarter of 2009, which is an increase of $5.3 million or 5.8% from the corresponding period in 2008. Despite a decrease in transportation volumes of 5.7%, including lower volumes from the Buckeye NGL Pipeline (see Note 2 to the condensed consolidated financial statements), net transportation revenues were up $7.8 million due to increased tariffs and settlement experience compared with the third quarter of 2008. Tariff increases of 3.7% and 3.8% were implemented on January 1, 2009 and July 1, 2009, respectively. Revenues from storage, rentals, product sales and other incidental services were down $2.5 million from the third quarter of 2008, which is primarily related to reduced contract service activities at customer facilities connected to Buckeye’s refined product pipelines.

Total costs and expenses were $54.9 million in the third quarter of 2009, which is a decrease of $4.1 million or 6.9% from the corresponding period in 2008. Total costs and expenses include $0.5 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include decreases in costs associated with contract service activities at customer facilities connected to Buckeye’s refined product pipelines of $2.3 million, a decrease in product costs of $1.5 million associated with fuel purchases related to a product supply arrangement, a decrease in operating power costs of $1.1 million resulting from lower rates and volumes transported, a decrease in depreciation and amortization expense of $0.7 million and a decrease in remediation activities of $0.8 million. These decreases were partially offset by an increase in integrity expenditures of $2.3 million.

Product volumes transported in the Pipeline Operations segment for the three months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended
	September 30,
	2009	2008
Product
Gasoline	666,900	682,500
Distillate	233,500	263,100
Jet Fuel	350,000	363,600
LPGs	17,700	18,800
Natural gas liquids	9,600	21,000
Other products	5,000	11,400
Total	1,282,700	1,360,400

Terminalling and Storage

Revenue was $34.0 million in the third quarter of 2009, which is an increase of $1.0 million or 3.1% from the corresponding period in 2008. This overall increase resulted primarily from $2.6 million of revenue in 2009 from terminals that were acquired at various times in 2008. This increase was partially offset by a decrease in settlement experience and a 9.8% volume decrease in the third quarter of 2009 as compared to the third quarter of 2008.

Total costs and expenses were $16.7 million in the third quarter of 2009, which is an increase of $0.4 million or 2.7% from the corresponding period in 2008. Total costs and expenses include $0.2 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include an increase of $0.9 million of operating expenses associated with the terminals acquired at various times in 2008, offset by a reduction of $0.6 million for environmental remediation expenses and payroll and payroll benefit expenses.

Average daily throughput for the refined products terminals for the three months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended
	September 30,
	2009	2008

Third-party throughput	442,700	448,700
Intersegment throughput	43,800	90,500
Products throughput	486,500	539,200

Natural Gas Storage

Revenue was $28.6 million in the third quarter of 2009, which is an increase of $11.8 million or 70.5% from the corresponding period in 2008. Lease revenue increased $1.5 million and hub services and other revenue increased $10.3 million from the third quarter of 2008 due to increased marketing efforts.

Total costs and expenses were $21.0 million in the third quarter of 2009, which is an increase of $13.0 million or 162.9% from the corresponding period in 2008. Total costs and expenses include $0.1 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). The increase in costs and expenses was primarily attributable to certain hub services transactions stemming from delays in the Kirby Hills II project and general market conditions.

Energy Services

Revenue was $258.4 million in the third quarter of 2009, which is a decrease of $86.1 million or 25.0% from the corresponding period in 2008. This overall decrease was primarily due to a decrease in petroleum product prices, which correspondingly lowers the cost of product sales, partially offset by a 30.8% increase in volumes.

Total costs and expenses were $252.8 million in the third quarter of 2009, which is a decrease of $87.8 million or 25.8% from the corresponding period in 2008. Total costs and expenses include $0.2 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include a decrease in petroleum product prices in the current quarter as compared to the same period last year.

Total volumes for the Energy Services segment for the three months ended September 30, 2009 and 2008 were as follows:

	Total Gallons
	Three Months Ended
	September 30,
	2009	2008

Sales volumes (in thousands)	138,500	105,900

Other Operations

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third party pipelines, was $7.5 million in the third quarter of 2009, which is a decrease of $4.5 million or 37.4% from the corresponding period in 2008.  The decrease in revenues resulted from a reduction in construction contract revenues.  These construction activities are principally conducted on a time and material basis.

Total costs and expenses were $5.0 million in the third quarter of 2009, which is a decrease of $5.7 million or 53.0% from the corresponding period in 2008.  Decreases in total costs and expenses resulting primarily from reduced operating expenses associated with construction contract activity of $4.8 million and lower maintenance expense of $0.4 million.

Nine Months of 2009 Compared to Nine Months of 2008

Consolidated

Consolidated income attributable to BGH’s unitholders was $31.0 million in the first nine months of 2009 compared to $18.4 million in the first nine months of 2008. The increase in income attributable to BGH’s unitholders was due to increases in Buckeye’s quarterly distribution.  As mentioned above, the incentive distribution rights entitle BGH to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded.  As a result, increases in Buckeye’s distributions cause increases in income attributable to BGH’s unitholders.  In the first nine months of 2009, Buckeye paid distributions of $0.8875, $0.90 and $0.9125 per LP Unit as compared to distributions of $0.8375, $0.85 and $0.8625 per LP Unit in the first nine months of 2008, which resulted in an increase of $5.7 million in incentive distribution rights in the first nine months of 2009 as compared to the first nine months of 2008.

Revenue was $1,191.5 million in the first nine months of 2009, which is a decrease of $177.5 million or 13.0% from the corresponding period in 2008. This overall decrease was caused primarily by a decrease in revenues from the Energy Services segment of $198.2 million due to an overall reduction in petroleum product prices in the first nine months of 2009 as compared to the corresponding period in 2008. This decrease was partially offset by increased revenues from the Pipeline Operations segment due to increased tariffs, increased Terminalling and Storage segment revenues from new terminals and increased Natural Gas Storage segment revenues from increased marketing efforts.  The Other Operations segment reported lower revenue due to decreased construction activities.

Total costs and expenses were $1,083.2 million in the first nine months of 2009, which is a decrease of $109.5  million or 9.2% from the corresponding period in 2008. Total costs and expenses reflect a decrease in petroleum product prices, which resulted in a $203.4 million decrease in the Energy Services segment’s cost of product sales in the first nine months of 2009 as compared to the corresponding period in 2008.  In addition, total costs and expenses reflect the effectiveness of overall cost management efforts implemented in the first nine months of 2009. These decreases in total costs and expenses were partially offset by a $72.5 million asset impairment expense and a $29.1 million reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements).  Other factors impacting total costs and expenses include increased operating costs for new terminals in the Terminalling and Storage segment and increased expenses associated with certain hub services transactions stemming from delays in the Kirby Hills II project in the Natural Gas Storage segment and general market conditions.

Costs and expenses attributable to Buckeye, Services Company and BGH were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Attributable to Buckeye	$1,079,944	$1,187,744
Elimination of Buckeye deferred charge	(3,523)	(3,523)
Net effect of ESOP charges in Services Company	1,209	2,365
Attributable to BGH	5,552	6,077
Total	$1,083,182	$1,192,663

Amounts attributable to BGH were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Salaries and benefits	$3,455	$3,903
Professional fees	759	1,255
Other	1,338	919
Total	$5,552	$6,077

BGH reported operating income of $108.3 million and $176.3 million in the first nine months of 2009 and 2008, respectively. The decrease of $68.0 million primarily resulted from the reorganization expense of $29.1 million and asset impairment expense of $72.5 million (see Notes 2 and 3 to the condensed consolidated financial statements) related to operations at Buckeye, partially offset by lower operating costs.

The current period results also include a decrease of $1.7 million in interest and debt expense from $55.7 million in the same period in 2008 largely attributable to lower borrowing rates on Buckeye’s revolving credit facility and the Energy Services segment’s credit agreement in 2009 as compared to 2008 and an increase in capitalized interest for a gas storage facility expansion. In addition, depreciation and amortization increased by $2.0 million due to acquisitions made during 2008.

Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s earnings to its limited partner interests not owned by BGH, was $32.7 million in the first nine months of 2009 as compared to $109.2 million in the first nine months of 2008.

Pipeline Operations

Revenue was $294.1 million in the first nine months of 2009, which is an increase of $7.4 million or 2.6% from the corresponding period in 2008. While transportation volumes were down 4.2%, net transportation revenues were up $19.4 million due to increased tariffs and settlement experience compared with the prior year period. Revenues from product sales, rentals and other incidental services were down $12.0 million from the prior year period.  The decrease in these revenues is primarily related to a decrease in product sales as a result of reduced product volumes sold to a wholesale distributor and a decrease in contract service activities at customer facilities connected to Buckeye’s refined product pipelines.

Total costs and expenses were $258.9 million in the first nine months of 2009, which is an increase of $78.2 million or 43.3% from the corresponding period in 2008. Total costs and expenses include $72.5 million of asset impairment expense and $23.6 million of reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include decreases in (i) product costs of $10.4 million as a result of reduced product volumes sold to a wholesale distributor, (ii) contract service activities of $1.1 million at customer facilities connected to Buckeye’s refined product pipelines, (iii) operating power of $1.6 million due to a decrease in rates and volumes, (iv) integrity program expenditures of $1.4 million and (v) professional fees of $1.2 million.

Product volumes transported in the Pipeline Operations segment for the nine months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Nine Months Ended
	September 30,
	2009	2008
Product
Gasoline	661,700	674,300
Distillate	277,000	293,200
Jet Fuel	342,900	364,000
LPGs	17,000	18,800
Natural gas liquids	17,100	21,400
Other products	9,400	11,700
Total	1,325,100	1,383,400

Terminalling and Storage

Revenue was $94.1 million in the first nine months of 2009, which is an increase of $6.4 million or 7.2% from the corresponding period in 2008. This overall increase resulted primarily from $10.0 million of revenue in the first nine months of 2009 from terminals that were acquired at various times in 2008.  These increases were partially offset by a decrease in settlement experience and an 8.5% decrease in terminal volumes in the first nine months of 2009 as compared to the first nine months of 2008.

Total costs and expenses were $55.0 million in the first nine months of 2009, which is an increase of $6.5 million or 13.4% from the corresponding period in 2008. Total costs and expenses include $2.6 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include an increase of $4.1 million of operating expenses for the terminal acquisitions made at various times in 2008 and an increase in remediation expenses and integrity program expenditures totaling $1.1 million.

Average daily throughput for the refined products terminals for the nine months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Nine Months Ended
	September 30,
	2009	2008

Third-party throughput	445,600	451,800
Intersegment throughput	46,300	85,800
Products throughput	491,900	537,600

Natural Gas Storage

Revenue was $60.3 million in the first nine months of 2009, which is an increase of $16.9 million or 39.0% from the corresponding period in 2008. This overall increase resulted primarily from increased hub services revenues in the first nine months of 2009 driven by increased marketing efforts and the inclusion of a full nine months of revenue in 2009 compared to approximately eight and one half months in the corresponding period in 2008, reflecting Buckeye’s purchase of Lodi Gas Storage, L.L.C. (“Lodi Gas”) on January 18, 2008. Lease revenue increased $4.4 million and hub services and other revenue increased $12.5 million from the first nine months of 2008.

Total costs and expenses were $40.8 million in the first nine months of 2009, which is an increase of $18.5 million or 83.2% from the corresponding period in 2008. Total costs and expenses include $0.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include expenses related to the acquisition of Lodi Gas, which experienced a full nine months of activity in 2009 versus eight and one half months in 2008, and increased expenses from certain hub services transactions stemming from delays in the Kirby Hills II project and general market conditions.

Energy Services

Revenue was $728.6 million in the first nine months of 2009, which is a decrease of $198.2 million or 21.4% from the corresponding period in 2008. This overall decrease was primarily due to a decline in petroleum product prices, which correspondingly lowers the cost of products sales, partially offset by a 56.5% increase in volumes due to the inclusion of a full nine months of revenue in 2009 compared to approximately seven and one half months in the corresponding period in 2008 for the acquisition of Farm & Home Oil Company LLC.

Total costs and expenses were $718.2 million in the first nine months of 2009, which is a decrease of $203.6 million or 22.1% from the corresponding period in 2008.  Total costs and expenses include $1.2 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include a decrease in commodity prices in the first nine months of 2009 as compared to the same period in 2008. This decrease was partially offset by the inclusion of nine months of operations in 2009 for the acquisition of Farm & Home Oil Company LLC.

Total sales volumes for the Energy Services segment for the nine months ended September 30, 2009 and 2008 were as follows:

	Total Gallons
	Nine Months Ended
	September 30,
	2009	2008

Sales volumes (in thousands)	455,500	291,100

Other Operations

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third-party pipelines, was $25.4 million in the first nine months of 2009, which is a decrease of $8.2 million or 24.4% from the corresponding period in 2008.  The decrease in revenues resulted from reduced operating services and construction revenues of $8.2 million reflecting a customer’s termination of a contract in the second quarter of 2008 and a reduction in construction contract revenues.  These construction activities are principally conducted on a time and material basis.

Total costs and expenses were $21.4 million in the first nine months of 2009, which is a decrease of $7.6 million or 26.2% from the corresponding period in 2008. Total costs and expenses include $1.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements). Other factors impacting total costs and expenses include reduced operating expenses associated with a terminated customer contract and construction contract activity.

LIQUIDITY AND CAPITAL RESOURCES

BGH

BGH currently has no capital requirements apart from Buckeye’s capital requirements. Buckeye’s capital requirements consist of maintenance and capital expenditures, expenditures for acquisitions and debt service requirements.

BGH’s only cash-generating asset is its ownership interest in Buckeye GP.  BGH’s cash flow is, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to Buckeye’s partners. The actual amount of cash that Buckeye will have available for distribution depends primarily on Buckeye’s ability to generate cash beyond its working capital requirements.  Buckeye’s primary future sources of liquidity are cash flows from operations, proceeds from borrowings under Buckeye’s revolving credit facility and proceeds from the issuance of Buckeye’s LP Units or public debt.

BGH’s principal uses of cash are the payment of its operating expenses and distributions to its unitholders.  BGH generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate.  In the first nine months of 2009, BGH paid cash distributions of $0.37 per unit on August 31, 2009, $0.35 per unit on May 29, 2009 and $0.33 per unit on February 28, 2009.  In the first nine months of 2008, BGH paid cash distributions of $0.31 per unit on August 29, 2008, $0.30 per unit on May 30, 2008 and $0.285 per unit on February 29, 2008.  Total cash distributed to BGH unitholders in the nine months ended September 30, 2009 and 2008 was approximately $29.7  million and $25.3 million, respectively.

On November 2, 2009, MainLine Management declared a distribution of $0.39 per unit to be paid on November 30, 2009 to unitholders of record on November 12, 2009. This distribution is expected to be approximately $11.0 million.

Buckeye

Buckeye’s principal sources of liquidity are cash flows from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of LP Units.  Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility.  Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from cash flows from operations and a secured credit facility (the “BES Credit Agreement”).  Buckeye’s principal uses of cash are capital expenditures, distributions to LP unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

BGH’s Annual Report on Form 10-K, which was filed on March 16, 2009, disclosed that, as a result of the financial credit crisis which emerged in the third and fourth quarters of 2008, Buckeye had taken steps to preserve its liquidity.  These steps included maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenses.  Credit, capital markets and overall economic conditions remained difficult during the first nine months of 2009.  However, economic conditions improved enough that certain businesses with investment-grade credit ratings were able to issue publicly-traded debt and other master limited partnerships were able to issue equity.  Buckeye continued to evaluate the condition of the debt and equity capital markets and, on March 31, 2009, issued 2.6 million LP Units in an underwritten public offering at a net price of $35.08 per LP Unit, after underwriting discounts and commissions of $1.17 per LP Unit, for net proceeds of approximately $91.2 million.  Proceeds from this offering were used to reduce outstanding borrowings under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Buckeye also used the net proceeds from this offering of approximately $13.4 million to reduce outstanding borrowings under the Credit Facility. On August 18, 2009, Buckeye sold 5.500% Notes in an underwritten public offering. The 5.500% Notes were issued at 99.35% of their principal amount. Total proceeds from the offering, after underwriters’ fees, expenses and debt issuance costs of $1.8 million, were approximately $271.4 million, and were used to reduce amounts outstanding under the Credit Facility and for working capital purposes.

Debt

BGH

BGH has a five-year, $10.0 million revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”).  See Note 10 to BGH’s condensed consolidated financial statements for a description of the terms of the BGH Credit Agreement.

Services Company

Services Company had total debt outstanding of $9.3 million and $14.0 million at September 30, 2009 and December 31, 2008, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a first-party lender. See Note 10 to BGH’s condensed consolidated financial statements for a description of the terms of the 3.60% ESOP Notes.

Buckeye’s Outstanding Debt

At September 30, 2009, Buckeye had an aggregate face amount of $1,574.6 million of debt, which consisted of $300.0 million of the 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of the 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of the 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of the 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes due 2018 (the “6.05% Notes”), the 5.500% Notes and $149.6 million outstanding under the BES Credit Agreement (as discussed below). See Note 10 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair values of Buckeye’s aggregate debt and credit facilities were estimated to be $1,560.6 million at September 30, 2009 and $1,367.7 million at December 31, 2008.  The fair values of the fixed-rate debt at September 30, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly-issued debt with the market prices of other master limited partnerships’ publicly-issued debt with similar credit ratings and terms. The fair values of Buckeye’s variable-rate debt are their carrying amounts as the carrying amount reasonably approximates fair value due to the variable interest rate.

Buckeye Credit Facility

Buckeye has a borrowing capacity of $580.0 million under the Credit Facility, which may be expanded up to $780.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0, subject to a provision that allows for an increase to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, and other adjustments as defined, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At September 30, 2009, Buckeye’s Funded Debt Ratio was approximately 4.5 to 1.0. As permitted by the Credit Facility, $149.6 million of borrowings by BES under its separate credit agreement (discussed below) and $72.5 million related to the Buckeye NGL Pipeline impairment expense were excluded from the calculation of the Funded Debt Ratio.  At September 30, 2009, no amounts were outstanding under the Credit Facility, while at December 31, 2008, $298.3 million was outstanding under this facility.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets. At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility. See Note 10 to the condensed consolidated financial statements for more information about the terms of the Credit Facility.

On August 21, 2009, Buckeye Energy Holdings LLC (“BEH”), a wholly owned subsidiary of Buckeye, bought the outstanding loans and commitments of Aurora Bank FSB (formerly Lehman Brother Bank, FSB), a lender under the Credit Facility, through a sale and assignment agreement. Concurrent with this transaction, Buckeye repaid the $213.5 million outstanding balance of the Credit Facility, plus accrued interest and fees. The Credit Facility was subsequently amended to remove BEH as a lender by terminating its commitment in full, thus reducing the borrowing capacity of the Credit Facility from $600.0 million to $580.0 million.

At September 30, 2009, Buckeye had committed $1.4 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheets.

BES Credit Agreement

On May 20, 2008, BES entered into the BES Credit Agreement, which was subsequently amended on July 18, 2008, September 15, 2008 and August 12, 2009.  The credit facility provided by the BES Credit Agreement provides for borrowings of up to $250.0 million.

The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions except for leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	$50	$40	7.0 to 1.0
Above $200 up to $250	$60	$50	7.0 to 1.0

At September 30, 2009, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $124.0 million and $79.7 million, respectively, and the Consolidated Leverage Ratio was 1.65 to 1.0.  The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.0% at September 30, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement. See Note 10 to the condensed consolidated financial statements for more information about the terms of the BES Credit Agreement.

Derivatives

See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non-Trading Instruments” for a discussion of commodity derivatives used by Buckeye’s Energy Services segment.

On April 21, 2009, Buckeye entered into an interest rate swap agreement to hedge its variable interest rate risk on $50.0 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye paid a fixed rate of interest of 0.63% for 180 days and, in exchange, would receive a series of six monthly payments based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50.0 million borrowed under the Credit Facility.  On August 27, 2009, in conjunction with the repayment of the outstanding balance under the Credit Facility, the swap was terminated.  Buckeye had designated the swap agreement as a cash flow hedge at inception.

Buckeye plans to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014.  During the third quarter of 2009, Buckeye entered into three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before July 15, 2013 and three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before October 15, 2014.  The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the debt is issued. Unrealized losses of $2.7 million were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward starting interest rate swaps as of September 30, 2009. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

In October 2009, Buckeye entered into another forward starting interest rate swap with a total notional amount of $50.0 million related to the issuance of fixed-rate debt on or before July 15, 2013.

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

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty. EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses it might incur in the future. Buckeye is assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net income	$63,682	$127,587
Value of ESOP shares released	768	2,119
Depreciation and amortization	40,061	38,067
Asset impairment expense	72,540	—
Net changes in fair value of derivatives	(5,632)	—
Changes in current assets and liabilities	(103,529)	6,777
Changes in non-current assets and liabilities	(6,600)	(1,515)
Other	3,390	5,513
Total	$64,680	$178,548

Cash flows from operations were $64.7 million for the first nine months of 2009, a decrease of $113.9 million from the first nine months of 2008.

For the nine months ended September 30, 2009, cash used in working capital resulted primarily from increases in inventories of $90.6 million, prepaid and other current assets of $21.1 million and trade receivables of $8.4 million.  These cash uses were partially offset by an increase in accrued and other current liabilities of $14.0 million and a decrease in construction and pipeline relocation receivables of $9.4 million.

Increases in inventory are primarily due to an increase in inventory purchases which are hedged with futures contracts that expire primarily in the winter months.  These inventory purchases were made for the purposes of storing inventory through the summer and selling the inventory in the next winter.  As a result of energy market conditions, Buckeye significantly increased its physical inventory purchases during the first nine months of 2009.  The cash invested in inventories is expected to be recovered within the next six months.  Increases in prepaid and other current assets are primarily due to an increase in prepaid services within the Natural Gas Storage segment and an increase in customer deposits within the Energy Services segment, partially offset by a decrease in margin deposits on futures contracts in the Energy Services segment.  The increase in trade receivables is due to the timing of collections as compared to amounts outstanding at December 31, 2008.  The increase in accrued and other current liabilities is primarily due to an increase in unearned revenues in the Natural Gas Storage segment. The decrease in construction and pipeline relocation receivables is due to a decrease in construction activity during the first nine months of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Capital expenditures	$58,803	$67,890
Acquisitions and equity investments	3,880	660,252
Net (proceeds) expenditures for disposal property, plant and equipment	(1,248)	513
Proceeds from sale of discontinued operations	—	(52,584)
Total	$61,435	$676,071

In the first nine months of 2009, Buckeye invested an additional $3.9 million in West Texas LPG Pipeline Limited Partnership (“WT LPG”) as Buckeye’s pro-rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and the installation of multiple booster stations.  The WT LPG expansion pipeline became operational in April 2009.  WT LPG is owned 80% by Chevron Pipe Line Co. and 20% by Buckeye.

In the first nine months of 2008, Buckeye expended $438.8 million for the acquisition of Lodi Gas, $143.2 million for the acquisition of Farm & Home Oil Company LLC, and an aggregate of $75.5 million for the acquisition of four terminals in Albany, New York, Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in WesPac Pipelines — San Diego LLC that Buckeye did not already own.

Capital expenditures are summarized below (net of amounts accrued at September 30, 2009 and 2008) (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Sustaining capital expenditures	$11,869	$14,497
Expansion and cost reduction	46,934	53,393
Total	$58,803	$67,890

Buckeye incurred $11.9 million and $14.5 million of sustaining capital expenditures and $46.9 million and $53.4 million of expansion and cost-reduction expenditures in the first nine months of 2009 and 2008, respectively.  Expansion and cost reduction projects in 2009 and 2008 included a natural gas storage expansion project known as Kirby Hills Phase II, as well as ethanol and butane blending projects at certain of Buckeye’s terminals, and the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.

Buckeye expects to spend approximately $85.0 million to $100.0 million in capital expenditures in 2009, of which approximately $20.0 million to $25.0 million is expected to relate to sustaining capital expenditures and $65.0 million to $75.0 million is expected to relate to expansion and cost-reduction projects.  Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  In 2009, major expansion and cost-reduction expenditures, which represent growth capital, include the completion of Kirby Hills Phase II and will include the completion of the construction of additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant which is currently under construction.

Cash Flows from Financing Activities

BGH did not borrow under the BGH Credit Agreement in the first nine months of 2009 or 2008.  BGH’s distributions to its unitholders totaled $29.7 million and $25.3 million in the first nine months of 2009 and 2008, respectively.

On August 18, 2009, Buckeye sold the 5.500% Notes in an underwritten public offering. The notes were issued at 99.35% of their principal amount. Total proceeds from the offering, after underwriters’ fees, expenses and debt issuance costs of $1.8 million, were approximately $271.4 million, and were used to reduce amounts outstanding under the Credit Facility and for working capital purposes.

On March 31, 2009, Buckeye issued 2.6 million LP Units in an underwritten public offering at $35.08 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.17 per LP Unit and offering expenses, were approximately $91.2 million, and were used to reduce amounts outstanding under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000

LP Units.  Buckeye also used the net proceeds from this offering of approximately $13.4 million to reduce outstanding borrowings under the Credit Facility.

During the first nine months of 2009 and 2008, Buckeye borrowed $160.7 million and $501.0 million under its Credit Facility, respectively, and repaid $459.0 million and $249.0 million, respectively.  Buckeye borrowed and repaid $187.6 and $134.0 million, respectively, under the BES Credit Agreement during the nine months ended September 30, 2009.  In 2008, net payments under the BES Credit Agreement and BES’ previous credit agreement were $1.0 million. In January 2008, Buckeye received net proceeds of $298.0 million for the sale of the 6.05% Notes in an underwritten public offering to partially pre-fund the Lodi Gas acquisition.

Distributions to noncontrolling interests, consisting primarily of Buckeye’s distributions to holders of its LP Units, were $133.1 million in the first nine months of 2009 compared to $118.1 million in the first nine months of 2008.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 3.0 million LP Units in the first nine months of 2009.

OTHER MATTERS

Accounting Pronouncements

See Note 1 to BGH’s condensed consolidated financial statements for a description of recent accounting developments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Trading Instruments

Neither BGH nor Buckeye has any trading derivative instruments or engages in hedging activity with respect to trading instruments.

Market Risk — Non-Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness compares the change in the fair value of New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during each reporting period.

As of September 30, 2009, the Energy Services segment had commodity derivative assets and liabilities as follows (in thousands):

September 30,
2009
Assets:
Fixed-price sales contracts	$12,840
Futures contracts for fixed-price sales contracts	4,000
Futures contract for natural gas	590

Liability:
Futures contracts for inventory	(10,314)
Fixed-price sales contracts	(1,859)
Total	$5,257

Substantially all of the unrealized loss at September 30, 2009 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $10.0 million and $17.7 million for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond December 2010.  In addition, at September 30, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated in the following table, the estimated fair value of portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		Gain (Loss)
Fair value assuming no change in underlying commodity prices (as is)	Asset	$5,257
Fair value assuming 10% increase in underlying commodity prices	Liability	$(15,685)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$26,199

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not currently have foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes, the 6.05% Notes and the 5.500% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the BES Credit Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

At September 30, 2009, Buckeye had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes, $300.0 million of the 6.05% Notes and $275.0 million of the 5.500% Notes.  The fair value of these fixed-rate obligations at September 30, 2009 was approximately $1,411.0 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $87.6 million. Buckeye’s variable debt obligation was $149.6 million under the BES Credit Agreement at September 30, 2009.  Based on the balances outstanding at September 30, 2009, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.5 million.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The management of MainLine Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures for BGH as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MainLine Management’s disclosure controls and procedures for BGH as of the end of the period covered by this report are designed and operating effectively to provide reasonable assurance that the information required to be disclosed by MainLine Management in reports filed on behalf of BGH under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)       Changes in Internal Control over Financial Reporting

There have been no changes in MainLine Management’s internal control over financial reporting for BGH during the most recent fiscal quarter with respect to BGH’s operations that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting for BGH.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 9, “Contingencies” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated into this item by reference.

Item 1A. Risk Factors

Security holders and potential investors in BGH’s securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of BGH’s Annual Report on Form 10-K for 2008 and in Part II, “Item 1A. Risk Factors” of BGH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in addition to other information in such reports and in this Quarterly Report.  BGH has identified these risk factors as important factors that could cause its actual results to differ materially from those contained in any written or oral forward-looking statements made by BGH or on its behalf.

Item 6. Exhibits

(a)          Exhibits

4.1     Sixth Supplemental Indenture, dated August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank) (incorporated by reference to Exhibit 4.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 24, 2009).

10.1   Third Increase Agreement and Waiver dated as of August 12, 2009, to the Credit Agreement, dated as of May 20, 2008, among Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 19, 2009).

10.2   Fourth Amendment to Credit Agreement, dated August 21, 2009, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.2 to Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 3, 2009).

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

	By:	BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MAINLINE MANAGEMENT LLC,
as General Partner

Date: November 3, 2009	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Chief Financial Officer
(Principal Accounting and Principal
Financial Officer)