Form 10-Q
period 2010-03-31
Buckeye GP Holdings L.P.
filed 2010-05-07
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-32963
Buckeye GP Holdings L.P.
(Exact name of registrant as specified in its charter)

Delaware	11-3776228

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification number)

One Greenway Plaza
Suite 600
Houston, TX	77046

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (832) 615-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
     As of May 3, 2010, there were 27,774,043 Common Units and 525,957 Management Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product sales	$568,170	$268,779
Transportation and other services	163,004	148,061

Total revenue	731,174	416,840

Costs and expenses:
Cost of product sales and natural gas storage services	569,737	250,676
Operating expenses	66,583	73,900
Depreciation and amortization	14,528	13,364
General and administrative	10,835	10,035

Total costs and expenses	661,683	347,975

Operating income	69,491	68,865

Other income (expense):
Investment income	155	152
Interest and debt expense	(21,656)	(17,403)

Total other expense	(21,501)	(17,251)

Income before earnings from equity investments	47,990	51,614
Earnings from equity investments	2,652	2,082

Net income	50,642	53,696
Less: net income attributable to noncontrolling interests	(39,372)	(43,547)

Net income attributable to Buckeye GP Holdings L.P.	$11,270	$10,149

Earnings per partnership unit:
Basic	$0.40	$0.36

Diluted	$0.40	$0.36

Weighted average number of common units outstanding:
Basic	28,300	28,300

Diluted	28,300	28,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$20,154	$37,574
Trade receivables, net	134,563	124,165
Construction and pipeline relocation receivables	11,420	14,095
Inventories	246,230	310,214
Derivative assets	1,964	4,959
Assets held for sale	—	22,000
Prepaid and other current assets	79,084	104,251

Total current assets	493,415	617,258

Property, plant and equipment, net	2,234,407	2,238,321
Equity investments	99,503	96,851
Goodwill	432,124	432,124
Intangible assets, net	44,044	45,157
Other non-current assets	51,586	56,860

Total assets	$3,355,079	$3,486,571

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$183,500	$239,800
Current portion of long-term debt	6,146	6,178
Accounts payable	53,670	56,723
Derivative liabilities	2,831	14,665
Accrued and other current liabilities	114,393	113,474

Total current liabilities	360,540	430,840

Long-term debt	1,441,076	1,500,495
Other non-current liabilities	106,381	102,942

Total liabilities	1,907,997	2,034,277

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye GP Holdings L.P. capital:
General Partner (2,830 common units outstanding as of March 31, 2010 and December 31, 2009)	7	7
Limited Partners (27,771,213 common units outstanding as of March 31, 2010 and December 31, 2009)	236,537	236,545
Management (525,957 units outstanding as of March 31, 2010 and December 31, 2009)	3,226	3,225
Equity gains on issuance of Buckeye Partners, L.P. limited partner units	2,557	2,557

Total Buckeye GP Holdings L.P. capital	242,327	242,334
Noncontrolling interests	1,204,755	1,209,960

Total partners’ capital	1,447,082	1,452,294

Total liabilities and partners’ capital	$3,355,079	$3,486,571

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$50,642	$53,696

Adjustments to reconcile net income to cash provided by operating activities:
Value of ESOP shares released	1,141	183
Depreciation and amortization	14,528	13,364
Net changes in fair value of derivatives	(19,183)	4,103
Non-cash deferred lease expense	1,059	1,125
Earnings from equity investments of Buckeye Partners, L.P.	(2,652)	(2,082)
Distributions from equity investments of Buckeye Partners, L.P.	—	235
Amortization of other non-cash items	2,806	1,245
Change in assets and liabilities:
Trade receivables	(10,398)	(2,012)
Construction and pipeline relocation receivables	2,675	3,064
Inventories	73,705	26,101
Prepaid and other current assets	26,214	5,422
Accounts payable	(3,053)	(11,659)
Accrued and other current liabilities	1,271	(18,821)
Other non-current assets	2,948	2,466
Other non-current liabilities	2,345	2,343

Total adjustments from operating activities	93,406	25,077

Net cash provided by operating activities	144,048	78,773

Cash flows from investing activities:
Capital expenditures	(10,963)	(20,976)
Net proceeds (expenditures) for disposal of property, plant and equipment	22,174	(42)

Net cash provided by (used in) investing activities	11,211	(21,018)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partner units	—	91,042
Proceeds from exercise of Buckeye Partners, L.P. unit options	2,376	—
Repayment of long term-debt	(1,557)	(1,587)
Borrowings under credit facilities	59,500	30,000
Repayments under credit facilities	(117,500)	(120,267)
Net repayments under BES credit agreement	(56,300)	(46,000)
Debt issuance costs	(9)	(13)
Distributions paid to noncontrolling partners of Buckeye Partners, L.P.	(47,586)	(41,925)
Distributions paid to partners	(11,603)	(9,339)

Net cash used in financing activities	(172,679)	(98,089)

Net decrease in cash and cash equivalents	(17,420)	(40,334)
Cash and cash equivalents — Beginning of period	37,574	61,281

Cash and cash equivalents — End of period	$20,154	$20,947

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Buckeye GP Holdings L.P. Unitholders
				Equity Gains
	General	Limited		on Issuance
	Partner	Partner		of Buckeye’s
	Common	Common	Management	Limited	Noncontrolling
	Units	Units	Units	Partner Units	Interests	Total
Balance — January 1, 2009	$7	$226,565	$3,037	$2,451	$1,166,774	$1,398,834
Net income*	—	9,959	190	—	43,547	53,696
Distributions paid to partners	—	(9,164)	(175)	—	—	(9,339)
Recognition of unit-based compensation charges	—	358	8	—	—	366
Equity gains on issuance of Buckeye LP Units	—	—	—	93	(93)	—
Net proceeds from issuance of 2.6 million of
Buckeye’s limited partner units	—	—	—	—	91,042	91,042
Distributions paid to noncontrolling interests	—	—	—	—	(41,925)	(41,925)
Change in value of derivatives	—	—	—	—	71	71
Investment in Buckeye’s limited partner units	—	—	—	—	697	697
Other	—	—	—	—	(425)	(425)

Balance — March 31, 2009	$7	$227,718	$3,060	$2,544	$1,259,688	$1,493,017

Balance — January 1, 2010	$7	$236,545	$3,225	$2,557	$1,209,960	$1,452,294
Net income*	—	11,058	212	—	39,372	50,642
Distributions paid to partners	—	(11,386)	(217)	—	—	(11,603)
Recognition of unit-based compensation charges	—	320	6	—	—	326
Amortization of Buckeye’s limited partner unit options	—	—	—	—	2,024	2,024
Exercise of limited partner unit options	—	—	—	—	2,376	2,376
Services Company’s non-cash ESOP distributions	—	—	—	—	(1,316)	(1,316)
Distributions paid to noncontrolling interests	—	—	—	—	(47,586)	(47,586)
Change in value of derivatives	—	—	—	—	(1,928)	(1,928)
Investment in Buckeye’s limited partner units	—	—	—	—	4,318	4,318
Other	—	—	—	—	(2,465)	(2,465)

Balance — March 31, 2010	$7	$236,537	$3,226	$2,557	$1,204,755	$1,447,082

*	Comprehensive income equals net income.
See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Except for per unit amounts, or as otherwise noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands.
1. ORGANIZATION AND BASIS OF PRESENTATION
   Partnership Organization
     Buckeye GP Holdings L.P. is a publicly traded Delaware master limited partnership (“MLP”), the common units (“Common Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BGH.” We were organized on June 15, 2006 and own 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”). Buckeye is also a publicly traded Delaware MLP which was organized in 1986, and its limited partner units (“LP Units”) are separately traded on the NYSE under the ticker symbol “BPL.” Approximately 62% of our outstanding equity, which includes Common Units and management units (“Management Units”), are owned by BGH GP Holdings, LLC (“BGH GP”) and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and certain investment funds along with certain members of senior management of Buckeye GP. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is our general partner and is wholly owned by BGH GP. As used in these Notes to Unaudited Condensed Consolidated Financial Statements, unless the context requires otherwise, references to “we,” “us,” “our,” or “BGH” are intended to mean the business and operations of Buckeye GP Holdings L.P. on a consolidated basis, including those of Buckeye. References to “Buckeye” mean Buckeye Partners, L.P. and its consolidated subsidiaries.
     Our only business is the ownership of Buckeye GP. Buckeye GP’s only business is the management of Buckeye and its subsidiaries. At March 31, 2010, Buckeye GP owned an approximate 0.5% general partner interest in Buckeye.
     Buckeye was formed in 1986 and owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 67 active products terminals that provide aggregate storage capacity of approximately 27.2 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties. Buckeye also owns and operates a major natural gas storage facility in northern California, and is a wholesale distributor of refined petroleum products in the United States in areas also served by its pipelines and terminals. We, through Buckeye, operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics.
     Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At March 31, 2010, Services Company owned approximately 3.0% of Buckeye’s LP Units. Services Company employees provide services to Buckeye’s operating subsidiaries. Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), Buckeye’s operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2010, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of our operations for the 2010 fiscal year. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We have eliminated all intercompany transactions in consolidation. The consolidated financial statements also include the accounts of wholly-owned subsidiaries, as well as the accounts of Buckeye and Services Company, on a

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consolidated basis. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.
   Reclassifications
     Certain prior year amounts have been reclassified in the condensed consolidated statements of operations and condensed consolidated statements of cash flows to conform to the current-year presentation. The reclassifications in the condensed consolidated statements of operations are as follows:
•	Earnings from equity investments are now presented on a separate line item in the condensed consolidated statements of operations for the three months ended March 31, 2009. The other investment income that had previously been included with earnings from equity investments has been reclassified and included in “Other income” in the 2009 period.
     The reclassifications in the condensed consolidated statements of cash flows are as follows:
•	We have separately disclosed cash flows from the issuance of long-term debt and borrowings under our credit facilities for the three months ended March 31, 2009. These amounts had been included within the same line item in the 2009 period.
     These reclassifications had no impact on net income or cash flows from operating, investing or financing activities.
   Recent Accounting Developments
     Consolidation of Variable Interest Entities (“VIEs”). In June 2009, the Financial Accounting Standards Board (“FASB”) amended consolidation guidance for VIEs. The objective of this new guidance is to improve financial reporting by companies involved with VIEs. This guidance requires each reporting company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a VIE. The new guidance is effective as of the beginning of each reporting company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance was effective for us on January 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
     Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance became effective for us on January 1, 2010, except for the new disclosures related to Level 3 activities, which will be effective for us on January 1, 2011. We have included the enhanced disclosure requirements regarding fair value measurements in Note 12.
2. ACQUISITION AND DISPOSITION
   Refined Petroleum Products Terminals and Pipeline Assets Acquisition
     On November 18, 2009, we acquired from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.1 million in cash. In addition, we acquired certain inventory on hand upon completion of the transaction for additional consideration of $7.3 million. The assets include over 300 miles of

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage. ConocoPhillips entered into certain commercial contracts with us concurrent with our acquisition regarding usage of the acquired facilities. We believe the acquisition of these assets has given us greater access to markets and refinery operations in the Midwest and increased the commercial value of these assets and certain of our existing assets to our customers by offering enhanced distribution connectivity and flexible storage capabilities. The operations of these acquired assets are reported in the Pipeline Operations and Terminalling & Storage segments. The purchase price has been allocated to the tangible and intangible assets acquired, as follows:

Inventory	$7,287
Property, plant and equipment	44,400
Intangible assets	4,580
Environmental and other liabilities	(1,834)

Allocated purchase price	$54,433

   Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350 mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received. Revenues for Buckeye NGL Pipeline for the three months ended March 31, 2009 were $3.3 million.
3. COMMITMENTS AND CONTINGENCIES
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
     In April 2010, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $0.5 million in connection with a tank overfill incident that occurred at our facility in East Chicago, Indiana, in May 2005 and other related personnel qualification issues raised as a result of PHMSA’s 2008 Integrity Inspection. We plan on contesting the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time.
   Environmental Contingencies
     In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.8 million and $5.3 million during the three months ended March 31, 2010 and 2009, respectively, related to environmental expenditures unrelated to claims and proceedings.
   Ammonia Contract Contingencies
     On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”) purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”). As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.
     EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking a $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC. If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect our financial position, results of operations and cash flows. To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty. EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted. We have been working with EPME to terminate the ammonia sales contracts and ammonia supply contracts and, at no cost to us, have terminated one of the ammonia sales contracts. Given, however, the uncertainty of future ammonia prices and EPME’s future actions, we continue to believe we have risk of loss and, at this time, are unable to estimate the amount of any such losses we might incur in the future. We are assessing our options in the event that we and EPME are unable to terminate the remaining contracts or otherwise mitigate the remaining risk, including potential recourse against EPME and El Paso, with respect to this matter.
   Customer Bankruptcy
     One of our customers filed for bankruptcy in October 2009 and, since such filing, has not paid any amounts due to us pursuant a contract under which approximately $4.2 million remains payable. At this time, we are unable to estimate the impact of the bankruptcy on amounts payable to us.
4. INVENTORIES
     Our inventory amounts were as follows at the dates indicated:

	March 31,	December 31,
	2010	2009
Refined petroleum products (1)	$235,696	$299,473
Materials and supplies	10,534	10,741

Total inventories	$246,230	$310,214

(1)	Ending inventory was 109.3 million and 141.7 million gallons of refined petroleum products at March 31, 2010 and December 31, 2009, respectively.
     At March 31, 2010 and December 31, 2009, approximately 93% and 99%, respectively, of our inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Prepaid insurance	$5,013	$7,088
Insurance receivables	12,948	13,544
Ammonia receivable	7,005	7,429
Margin deposits	5,731	21,037
Prepaid services	21,267	21,571
Unbilled revenue	3,087	13,201
Tax receivable	7,162	7,162
Prepaid taxes	4,226	2,213
Other	12,645	11,006

Total prepaid and other current assets	$79,084	$104,251

6. EQUITY INVESTMENTS
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipeline Operations segment, at the dates indicated:

		March 31,	December 31,
	Ownership	2010	2009
Muskegon Pipeline LLC	40.0%	$15,617	$15,273
Transport4, LLC	25.0%	418	379
West Shore Pipe Line Company	24.9%	31,526	30,320
West Texas LPG Pipeline Limited Partnership	20.0%	51,942	50,879

Total equity investments		$99,503	$96,851

     The following table presents earnings from equity investments for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Muskegon Pipeline LLC	$344	$365
Transport4, LLC	39	29
West Shore Pipe Line Company	1,207	1,103
West Texas LPG Pipeline Limited Partnership	1,062	585

Total earnings from equity investments	$2,652	$2,082

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Combined income statement data for the periods indicated for our equity method investments is summarized below:

	Three Months Ended
	March 31,
	2010	2009
Revenues	$31,545	$31,567
Costs and expenses	15,901	16,053
Non-operating expense	3,577	2,890
Net income	12,067	12,624
7. INTANGIBLE ASSETS
     Intangible assets consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Customer relationships	$38,300	$38,300
Accumulated amortization	(6,373)	(5,631)

Net carrying amount	31,927	32,669

Customer contracts	16,380	16,380
Accumulated amortization	(4,263)	(3,892)

Net carrying amount	12,117	12,488

Total intangible assets	$44,044	$45,157

     For the three months ended March 31, 2010 and 2009, amortization expense related to intangible assets was $1.1 million and $0.9 million, respectively. Amortization expense related to intangible assets is expected to be approximately $4.5 million for each of the next five years.
8. OTHER NON CURRENT ASSETS

Other non current assets consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Prepaid services	$8,799	$11,640
Long-term derivative assets	15,900	17,204
Debt issuance costs	10,123	11,058
Insurance receivables	7,057	7,265
Other	9,707	9,693

Total other non-current assets	$51,586	$56,860

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Taxes-other than income	$18,880	$15,487
Accrued employee benefit liability	3,287	3,287
Environmental liabilities	10,746	10,799
Accrued interest	18,572	30,613
Payable for ammonia purchase	7,056	7,015
Deferred revenue	18,501	6,829
Compensation and vacation	6,886	11,385
Accrued capital expenditures	256	1,611
Reorganization	854	2,133
Deferred consideration	2,010	1,675
Other	27,345	22,640

Total accrued and other current liabilities	$114,393	$113,474

10. DEBT OBLIGATIONS
     Long-term debt consists of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
BGH:
BGH Credit Agreement	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	6,204	7,790
Retirement premium	(58)	(87)
Buckeye:
4.625% Notes due July 15, 2013 (1)	300,000	300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	20,000	78,000
BES Credit Agreement	183,500	239,800

Total debt	1,634,646	1,750,503
Other, including unamortized discounts and fair value hedges	(3,924)	(4,030)

Subtotal debt	1,630,722	1,746,473
Less: Current portion of long-term debt	(189,646)	(245,978)

Total long-term debt	$1,441,076	$1,500,495

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair values of our aggregate debt and credit facilities were estimated to be $1,683.5 million and $1,769.8 million at March 31, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
   BGH
     We have a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. We have pledged all of the limited liability company interests in Buckeye GP as security for our obligations under the BGH Credit Agreement. Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Offered Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service to our senior unsecured non-credit enhanced long-term debt. At March 31, 2010 and December 31, 2009, there were no amounts outstanding under the BGH Credit Agreement.
     The BGH Credit Agreement requires us to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of us and our Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by us and the Restricted Subsidiaries from Buckeye, plus all other cash received by us and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of our wholly owned subsidiaries. The funded debt coverage ratio covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of us and all of our consolidated subsidiaries total consolidated funded debt to the consolidated EBITDA, as defined in the BGH Credit Agreement, of us and all of our subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At March 31, 2010, our funded debt coverage ratio was 4.78 to 1.00.
     The BGH Credit Agreement contains other covenants that prohibit us from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting our ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of us and our Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets. At March 31, 2010, we were not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.
   Services Company ESOP Notes
     Services Company had total debt outstanding of $6.1 million and $7.7 million at March 31, 2010 and December 31, 2009, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At March 31, 2010, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Credit Facility
     Buckeye has a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”) with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which Buckeye may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for Buckeye’s senior unsecured non-credit enhanced long-term debt. At March 31, 2010 and December 31, 2009, $20.0 million and $78.0 million, respectively, were outstanding under the Credit Facility. The weighted average interest rate for borrowings outstanding under the Credit Facility was 0.6% at March 31, 2010.
     The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of Buckeye’s majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At March 31, 2010, Buckeye’s Funded Debt Ratio was approximately 4.29 to 1.00. As permitted by the Credit Facility, the $183.5 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) were excluded from the calculation of the Funded Debt Ratio.
     In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At March 31, 2010, we were not aware of any instances of noncompliance with the covenants under Buckeye’s Credit Facility.
     At March 31, 2010 and December 31, 2009, Buckeye had committed $1.4 million in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.
   BES Credit Agreement
     BES has a credit agreement (the “BES Credit Agreement”) that provides for borrowings of up to $250.0 million. The BES Credit Agreement’s maturity date is May 20, 2011. Under the BES Credit Agreement, borrowings accrue interest under one of three rate options, at BES’s election, equal to (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%. The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit. Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement. The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The balances outstanding under the BES Credit Agreement were approximately $183.5 million and $239.8 million at March 31, 2010 and December 31, 2009, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	$50	$40	7.0 to 1.0
Above $200 up to $250	$60	$50	7.0 to 1.0
     At March 31, 2010, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $122.3 million and $75.0 million, respectively, and the Consolidated Leverage Ratio was 2.1 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.0% at March 31, 2010.
     In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At March 31, 2010, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.
11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Accrued employee benefit liabilities (see Note 13)	$44,772	$45,837
Accrued environmental liabilities	18,687	19,053
Deferred consideration	17,923	18,425
Deferred rent	10,217	9,158
Deferred revenue	6,762	1,532
Other	8,020	8,937

Total other non-current liabilities	$106,381	$102,942

12. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non routine borrowings authorized by the Board of Directors of Buckeye GP. In January 2009, Buckeye GP’s Board of Directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate swap agreements to manage its interest rate and cash flow risks associated with its Credit Facility. In addition, in July 2009, Buckeye GP’s Board of Directors authorized Buckeye to enter into certain transactions, such as forward-starting interest rate swaps, to manage its interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of an existing debt-obligation.
     Buckeye expects to issue new fixed rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed rate debt will be possible on acceptable terms. During 2009, Buckeye entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended March 31, 2010, unrealized losses of $1.3 million were recorded in Buckeye’s accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     Over the next twelve months, Buckeye expects to reclassify $1.0 million of accumulated other comprehensive loss as an increase to interest expense that was generated by terminated forward-starting interest rate swaps in 2008 associated with its 6.050% Notes.
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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     In order to hedge the cost of natural gas used to operate our turbine engines at our Linden, New Jersey location, our Pipeline Operations segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (January 2010 through July 2011). We designated the futures contract as a cash flow hedge at inception.
     The following table summarizes our commodity derivative instruments outstanding at March 31, 2010 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term(2)	Treatment
Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	18,417	210	Mark-to-market
Futures contracts for fixed-price sales contracts	11,844	210	Mark-to-market
Futures contracts for inventory	5,586	—	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for inventory	90,426	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	360	120	Cash Flow Hedge

(1)	Volume represents net notional position.

(2)	The maximum term for derivatives included in the long-term column is August 2011.

(3)	BBtu represents one billion British thermal units.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the fair value of each classification of derivative instruments at the dates indicated:

	March 31, 2010			December 31, 2009
			Derivative			Derivative
	Assets	(Liabilities)	Net Carrying	Assets	(Liabilities)	Net Carrying
	Fair value	Fair value	Value	Fair value	Fair value	Value
Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	$1,906	$(1,217)	$689	$4,959	$(3,662)	$1,297
Futures contracts for fixed-price sales contracts	4,817	(13)	4,804	7,594	(384)	7,210
Futures contracts for inventory	1,749	(1,443)	306	—	—	—

Derivatives designated as hedging instruments:
Futures contracts for inventory	1,277	(7,616)	(6,339)	1,992	(20,517)	(18,525)
Futures contracts for natural gas	—	(327)	(327)	312	—	312
Interest rate contracts	15,900	—	15,900	17,204	—	17,204

Total			$15,033			$7,498

	March 31,	December 31,
Balance Sheet Locations:	2010	2009
Derivative assets	$1,964	$4,959
Other non-current assets	15,900	17,204
Derivative liabilities	(2,831)	(14,665)

Total	$15,033	$7,498

     Substantially all of the unrealized net loss of $6.0 million at March 31, 2010 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $4.8 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, open refined petroleum product derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond May 2011. In addition, at March 31, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price sales contracts.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The gains and losses on our derivative instruments recognized in income on our derivatives were as follows for the periods indicated:

		Gain (Loss) Recognized in
		Income on Derivatives
		Three Months Ended
		March 31,
	Location	2010	2009
Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	Product sales	$2,410	$13,295
Futures contracts for fixed-price sales contracts	Cost of product sales and natural gas storage services	(602)	(7,546)
Futures contracts for inventory	Cost of product sales and natural gas storage services	246	—

Derivatives designated as fair value hedging instruments:
Futures contracts for inventory	Cost of product sales and natural gas storage services	$(4,910)	$27,648
     The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated:

		Gain (Loss) Reclassified from
		AOCI to Income
		Three Months Ended
		March 31,
	Location	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(72)	$(53)
Interest rate contracts	Interest and debt expense	(240)	(602)

	Change in Value Recognized
	in OCI on Derivatives
	Three Months Ended
	March 31,
	2010	2009
Derivatives designated as cash flow hedging instruments:
Futures contracts for natural gas	$(696)	$116
Futures contracts for refined petroleum products	—	(233)
Interest rate contracts	(1,304)	(108)

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Recurring
     The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, March 31, 2010 and December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

	March 31, 2010		December 31, 2009
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial assets:
Fixed-price sales contracts	$—	$1,906	$—	$4,959
Futures contracts for inventory and fixed-price sales contracts	58	—	—	—
Asset held in trust	—	—	1,793	—
Interest rate derivatives	—	15,900	—	17,204

Financial liabilities:
Fixed-price sales contracts	—	(1,217)	—	(3,662)
Futures contracts for inventory and fixed-price sales contracts	(1,614)	—	(11,003)	—

Total	$(1,556)	$16,589	$(9,210)	$18,501

     The value of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the NYMEX. The value of the Level 1 asset held in trust was obtained from quoted market prices. The value of the Level 2 derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations.
     The Level 2 derivative assets of $1.9 million and $5.0 million as of March 31, 2010 and December 31, 2009, respectively, are each net of a credit valuation adjustment (“CVA”) of ($0.9) million. Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate. The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.
   Non-Recurring
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of possible impairment. There were no fair value adjustments for such assets or liabilities reflected in our condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Services Company also sponsors an unfunded post-retirement benefit plan (the “Retiree Medical Plan”), which provides health care and life insurance benefits to certain of its retirees. To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 and meet certain service requirements.
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the periods indicated:

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$68	$208	$30	$105
Interest cost	232	371	205	492
Expected return on plan assets	(88)	(191)	—	—
Amortization of prior service benefit	(12)	(117)	(307)	(860)
Amortization of unrecognized losses	248	357	93	261

Net periodic benefit costs	$448	$628	$21	$(2)

     During the three months ended March 31, 2010, we contributed $1.5 million to the RIGP.
14. UNIT-BASED COMPENSATION PLANS
     We have Management Units and a GP Equity Compensation Plan. Buckeye awards unit-based compensation to employees and directors primarily under the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “Buckeye LTIP”), which became effective in March 2009. Buckeye formerly awarded options to acquire LP Units to employees pursuant to the Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized total unit-based compensation expense of $0.9 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, related to the Buckeye LTIP and the Option Plan. Compensation expense recorded with respect to the override units was $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   BGH GP’s Override Units
     No override units were granted or forfeited during the three months ended March 31, 2010. The following is a summary of the activity of the override units as of March 31, 2010 (units in thousands):

	Number of Override Units
				Total Number of
	Value A Units	Value B Units	Operating Units	Units Awarded

Unvested at December 31, 2009	1,699	1,699	812	4,210
Vested	—	—	(48)	(48)

Unvested at March 31, 2010	1,699	1,699	764	4,162

	Compensation Costs for Override Units
	Value A Units	Value B Units	Operating Units	Totals

Total fair value of all outstanding override units	$3,587	$2,179	$5,808	$11,574
Less: Expense recorded from plan inception to March 31, 2010	—	—	(3,666)	(3,666)

Estimated future compensation costs at March 31, 2010	$3,587	$2,179	$2,142	$7,908

   Buckeye’s Long-Term Incentive Plan
     The Buckeye LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through March 31, 2010, a total of 1,114,277 additional LP Units could be issued under the Buckeye LTIP.
     On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”). The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the Buckeye LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which Buckeye’s phantom units may be awarded in lieu of cash compensation at the election of the employee. At December 31, 2009, eligible employees were allowed to defer up to 50% of their 2009 compensation award under Buckeye’s Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”). Participants also receive one matching phantom unit for each Deferral Unit. Approximately $1.8 million of 2009 compensation awards had been deferred at December 31, 2009, for which 62,332 phantom units (including matching units) were granted during the three months ended March 31, 2010. These grants are included as granted in the Buckeye LTIP activity table below.
   Awards under the Buckeye LTIP
     During the three months ended March 31, 2010, the Compensation Committee granted 119,691 phantom units to employees (including the 62,332 phantom units granted pursuant to the Deferral Plan discussed above), 12,000 phantom units to independent directors of Buckeye GP and MainLine Management, and 114,725 performance units to employees. The amount paid with respect to phantom unit distributions under the Buckeye LTIP was $0.2 million for the three months ended March 31, 2010.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the Buckeye LTIP activity for the periods indicated:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)	Total Value
Unvested at January 1, 2010	140,095	$39.81	$5,577
Granted	246,416	56.42	13,903
Forfeited	(1,307)	39.06	(51)

Unvested at March 31, 2010	385,204	$50.44	$19,429

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.
     At March 31, 2010, approximately $14.5 million of compensation expense related to the Buckeye LTIP is expected to be recognized over a weighted average period of approximately 2.3 years.
   Buckeye’s Unit Option and Distribution Equivalent Plan
     Buckeye also sponsors the Option Plan, pursuant to which it historically granted options to employees to purchase LP Units at the market price of its LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, Buckeye issues new LP Units to the holder. Buckeye has not historically repurchased, and does not expect to repurchase in 2010, any of its LP Units.
     The impact of Buckeye’s Option Plan is immaterial to our condensed consolidated financial statements.
15. RELATED PARTY TRANSACTIONS
     Approximately 62% of our outstanding equity, which includes Common Units and Management Units, are owned by BGH GP and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight, Kelso and certain investment funds along with certain members of senior management of Buckeye GP. MainLine Management is our general partner and is wholly owned by BGH GP.
     Services Company and Buckeye are considered related parties with respect to us. As discussed in Note 1, our condensed consolidated financial statements include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.
     We incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended March 31, 2009. The senior administrative charge was waived indefinitely on April 1, 2009 as these affiliates are currently not providing services to us that were contemplated as being covered by the senior administrative charge. As a result, there were no related charges recorded in the last nine months of 2009 or during the three months ended March 31, 2010.
16. CASH DISTRIBUTIONS
     We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
appropriate. Cash distributions totaled $11.6 million and $9.3 million during the three months ended March 31, 2010 and 2009, respectively.
     On May 7, 2010, we announced a quarterly distribution of $0.43 per Common Unit that will be paid on May 28, 2010, to unitholders of record on May 17, 2010. Total cash distributed to unitholders on May 28, 2010 will total approximately $12.2 million.
17. EARNINGS PER PARTNERSHIP UNIT
     Basic and diluted earnings per partnership unit is calculated by dividing net income, after deducting the amount allocated to Buckeye, by the weighted-average number of partnership units outstanding during the period.
     The following table is a reconciliation of the weighted average number of Common Units used in the basic and diluted earnings per unit calculations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Basic:
Weighted average common units outstanding	27,774	27,770
Weighted average management units outstanding	526	530

Units for basic	28,300	28,300

Diluted:
Units used for basic calculation	28,300	28,300
Dilutive effect of additional management units	—	—

Units for diluted	28,300	28,300

18. BUSINESS SEGMENTS
     We operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics.
     Each segment uses the same accounting policies as those used in the preparation of our consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated. All periods are presented on a consistent basis. All of our operations and assets are conducted and located in the United States.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Financial information about each segment is presented below for the periods or at the dates indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Pipeline Operations	$96,537	$99,195
Terminalling & Storage	42,371	30,643
Natural Gas Storage	25,406	15,077
Energy Services	568,202	268,480
Development & Logistics	7,515	9,125
Intersegment	(8,857)	(5,680)

Total revenue	$731,174	$416,840

Operating income (loss):
Pipeline Operations	$45,365	$44,448
Terminalling & Storage	23,125	10,657
Natural Gas Storage	3,451	6,164
Energy Services	(3,397)	6,215
Development & Logistics	947	1,381

Total operating income	$69,491	$68,865

Depreciation and amortization:
Pipeline Operations	$8,953	$8,839
Terminalling & Storage	2,316	1,722
Natural Gas Storage	1,641	1,459
Energy Services	1,195	977
Development & Logistics	423	367

Total depreciation and amortization	$14,528	$13,364

Capital additions: (1)
Pipeline Operations	$4,833	$6,634
Terminalling & Storage	2,581	5,641
Natural Gas Storage	1,399	6,375
Energy Services	618	730
Development & Logistics	177	74

Total capital additions	$9,608	$19,454

(1)	Amount includes ($1.4) million and ($1.5) million of non-cash changes in accruals for capital expenditures for the three months ended March 31, 2010 and 2009, respectively.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2010	2009
Total Assets:
Pipeline Operations (1)	$1,592,916	$1,592,916
Terminalling & Storage	532,971	532,971
Natural Gas Storage	573,261	573,261
Energy Services	482,025	482,025
Development & Logistics	74,476	74,476
Consolidating level	99,430	230,922

Total assets	$3,355,079	$3,486,571

Goodwill:
Pipeline Operations	$198,632	$198,632
Terminalling & Storage	49,618	49,618
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	13,182	13,182

Total goodwill	$432,124	$432,124

(1)	All equity investments are included in the assets of the Pipeline Operations segment.
19. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Cash paid for interest (net of capitalized interest)	$32,351	$25,866
Cash paid for income taxes	165	547
Capitalized interest	529	1,281

Non-cash changes in assets and liabilities:
Change in capital expenditures in accounts payable	$(1,355)	$(1,522)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Cautionary Note Regarding Forward-Looking Statements
     This discussion contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
Overview of Critical Accounting Policies and Estimates
     A summary of the significant accounting policies we have adopted and followed in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods, estimated useful lives and disposals of property, plant and equipment; reserves for environmental matters; fair value of derivatives; measuring the fair value of goodwill; and measuring recoverability of long-lived assets and equity method investments. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.
Overview of BGH
     Buckeye GP Holdings L.P. is a publicly traded Delaware master limited partnership (“MLP”), the common units (“Common Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BGH.” We own 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”). Buckeye is also a publicly traded Delaware MLP which was organized in 1986, and its limited partner units (“LP Units”) are separately traded on the NYSE under the ticker symbol “BPL.” Approximately 62% of our outstanding equity, which includes Common Units and management units (“Management Units”) are owned by BGH GP Holdings, LLC (“BGH GP”) and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and certain investment funds along with certain members of senior management of Buckeye GP. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is our general partner and is wholly owned by BGH GP. Unless the context requires otherwise, references to “we,” “us,” “our,” or “BGH” are intended to mean the business and operations of Buckeye GP Holdings L.P. on a consolidated basis, including those of Buckeye. References to “Buckeye” mean Buckeye Partners, L.P. and its consolidated subsidiaries.

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
     The incentive distribution rights noted above entitle us to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of LP Units when target distribution levels for each quarter are exceeded. The 2,573,146 LP Units originally issued to the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”) are excluded for the purpose of calculating incentive distributions. The target distribution levels begin at $0.325 and increase in steps to the highest target distribution level of $0.525 per eligible LP Unit. When Buckeye makes quarterly distributions above this level, the incentive distributions include an amount equal to 45% of the incremental cash distributed to each eligible unitholder for the quarter, or approximately 29.5% of total incremental cash distributed by Buckeye above $0.525 per LP Unit.
     Our earnings and cash flows are, therefore, directly dependent upon the ability of Buckeye and its operating subsidiaries to make cash distributions to its unitholders. The actual amount of cash that Buckeye will have available for distribution will depend primarily on its ability to generate earnings and cash flows beyond its working capital requirements.
     The following table summarizes the cash we received for the three months ended March 31, 2010 and 2009 as a result of our partnership interests in Buckeye (in thousands, except unit amounts):

	Three Months Ended
	March 31,
	2010	2009
Incentive payments from Buckeye	$12,314	$10,505
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	403	362
Distributions from the ownership of 243,914 of Buckeye’s GP Units	229	216
Distributions from the ownership of 80,000 of Buckeye’s LP Units	75	71

Cash received	$13,021	$11,154

Overview of Buckeye Partners, L.P.
     Buckeye’s primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement its existing asset base, improve operating efficiencies and allow increased cash distributions to its unitholders.
     We, through Buckeye, operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics. Buckeye’s principal line of business is the transportation, terminalling, storage and marketing of refined petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of refined petroleum products on a fee basis through facilities it owns and operates. Buckeye owns a major natural gas storage facility in northern California. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

Recent Developments
Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received.
Results of Operations
     The results of operations discussed below principally reflect the activities of Buckeye. Since our condensed consolidated financial statements include the consolidated results of Buckeye, our condensed consolidated financial statements are substantially similar to Buckeye’s except as noted below:
•	Interest of noncontrolling partners in Buckeye — Our condensed consolidated balance sheets include a noncontrolling interests capital account that reflects the proportion of Buckeye owned by its partners other than us. Similarly, the ownership interests in Buckeye held by its partners other than us are reflected in our condensed consolidated statements of operations as income attributable to noncontrolling interests. These noncontrolling interest accounts are not reflected in Buckeye’s condensed consolidated financial statements.

•	Our capital structure — In addition to incorporating the assets and liabilities of Buckeye, our condensed consolidated balance sheets include our own indebtedness and related debt placement costs, and the partners’ capital on our condensed consolidated balance sheets represent our partners’ capital as opposed to the capital reflected in Buckeye’s condensed consolidated balance sheets, which reflects the ownership interest of all its partners, including its owners other than us or Services Company. Consequently, our condensed consolidated statements of operations reflect additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye’s condensed consolidated financial statements.

•	Inclusion of Services Company — The financial statements of Services Company, which employs the employees who manage and operate our assets, are consolidated into our financial statements. The condensed consolidated financial statements of Buckeye do not include the financial statements of Services Company.

•	Our general and administrative expenses — We incur general and administrative expenses that are independent from Buckeye’s operations and are not reflected in Buckeye’s condensed consolidated financial statements.

•	Elimination of intercompany transactions — Intercompany obligations and payments among Buckeye and its consolidated subsidiaries, us and Services Company are reflected in Buckeye’s condensed consolidated financial statements but are eliminated in our condensed consolidated financial statements.

Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Pipeline Operations	$96,537	$99,195
Terminalling & Storage	42,371	30,643
Natural Gas Storage	25,406	15,077
Energy Services	568,202	268,480
Development & Logistics	7,515	9,125
Intersegment	(8,857)	(5,680)

Total revenues	$731,174	$416,840

Total costs and expenses: (1)
Pipeline Operations	$51,172	$54,747
Terminalling & Storage	19,246	19,986
Natural Gas Storage	21,955	8,913
Energy Services	571,599	262,265
Development & Logistics	6,568	7,744
Intersegment	(8,857)	(5,680)

Total costs and expenses	$661,683	$347,975

Depreciation and amortization:
Pipeline Operations	$8,953	$8,839
Terminalling & Storage	2,316	1,722
Natural Gas Storage	1,641	1,459
Energy Services	1,195	977
Development & Logistics	423	367

Total depreciation and amortization	$14,528	$13,364

Operating income (loss):
Pipeline Operations	$45,365	$44,448
Terminalling & Storage	23,125	10,657
Natural Gas Storage	3,451	6,164
Energy Services	(3,397)	6,215
Development & Logistics	947	1,381

Total operating income	$69,491	$68,865

(1)	Includes depreciation and amortization.

     Costs and expenses attributable to Buckeye, Services Company and us were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Attributable to Buckeye	$660,154	$346,737
Elimination of Buckeye deferred charge	(1,174)	(1,174)
Net effect of ESOP charges	875	399
Attributable to BGH	1,828	2,013

Total costs and expenses	$661,683	$347,975

     Amounts attributable to us were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Payroll and payroll benefits	$1,116	$1,187
Professional fees	121	297
Other	591	529

Total	$1,828	$2,013

     Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye, as well as allocations of the cost of Buckeye personnel performing administrative services directly for BGH.
     The following table presents product volumes transported in the Pipeline Operations segment and average daily throughput for the Terminalling & Storage segment in barrels per day and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Pipeline Operations: (average barrels per day)
Gasoline	608,900	632,400
Jet fuel	322,300	333,300
Diesel fuel	227,500	222,000
Heating oil	113,900	131,100
LPGs	20,500	14,400
NGLs	—	21,300
Other products	800	13,400

Total Pipeline Operations	1,293,900	1,367,900

Terminalling & Storage: (average barrels per day)
Products throughput (1)	556,300	480,800

Energy Services: (in thousands of gallons)
Sales volumes	266,900	205,200

(1)	Reported quantities exclude transfer volumes, which are non-revenue generating transfers among our various terminals. For the three months ended March 31, 2009, we previously reported 521.0 thousand, which included transfer volumes.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Consolidated
     Consolidated income attributable to our unitholders was $11.3 million for the three months ended March 31, 2010 compared to $10.1 million for the three months ended March 31, 2009. The increase in income attributable to our unitholders was due to increases in Buckeye’s quarterly distribution. As mentioned above, the incentive distribution rights entitle us to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded. As a result, increases in Buckeye’s distributions causes increases in income attributable to our unitholders. During the three months ended March 31, 2010, Buckeye paid a $0.9375 per LP Unit distribution as compared to a $0.8875 per LP Unit distribution in the three months ended March 31, 2009, which resulted in an increase of $1.8 million in incentive distributions in the 2010 period as compared to the corresponding period in 2009.
     Revenue was $731.1 million for the three months ended March 31, 2010, which is an increase of $314.3 million, or 75.4%, from the three months ended March 31, 2009. This overall increase was caused primarily by an increase of $299.7 million in revenues from the Energy Services segment, an increase of $11.8 million in revenues from the Terminalling & Storage segment and an increase of $10.3 million in revenues from the Natural Gas Storage segment. The increase in revenues in the Energy Services segment resulted from an overall increase in refined petroleum product prices and volumes of product sold in the first quarter of 2010 as compared to the corresponding period in 2009. The increase in revenues in the Terminalling & Storage segment resulted primarily from increased fees, storage and rental revenue, including $1.7 million in storage fees from previously underutilized tankage identified in connection with our best-practice initiatives, increased revenue from terminals acquired in November 2009 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements) and favorable settlement experience. The increase in revenues from the Natural Gas Storage segment resulted from increased activity from the commencement of operations of the Kirby Hills Phase II expansion project in June 2009. These increases in revenue were partially offset by a decrease of $2.7 million in revenues from the Pipeline Operations segment and a decrease of $1.6 million in revenue from the Development & Logistics segment. Revenue decreased in the Pipeline Operations segment primarily due to lower transportation volumes and lower miscellaneous revenues, partially offset by increased tariffs, favorable settlement experience and increased revenues from the pipeline assets acquired in November 2009. Revenue decreased in the Development & Logistics segment primarily due to decreased construction activities.
     Total costs and expenses were $661.7 million for the three months ended March 31, 2010, which is an increase of $313.9 million, or 90.2%, from the corresponding period in 2009. Total costs and expenses reflect an increase in refined petroleum product prices, which, coupled with an increase in volume sold, resulted in a $309.9 million increase in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period. Total costs and expenses also reflect an increase of $13.2 million in the Natural Gas Storage segment’s costs and expenses resulting from higher costs associated with hub services transactions caused by general market conditions. Total costs and expenses also include an increase of $1.1 million in depreciation and amortization and an increase of $1.2 million in non-cash unit-based compensation expense. These increases in total costs and expenses were largely offset by decreases of $3.5 million, $1.1 million and $0.8 million in the costs and expenses of the Pipeline Operations segment, the Development & Logistics segment and the Terminalling & Storage segment, respectively. The decrease in the costs and expenses of the Pipeline Operations segment was driven by lower payroll and benefits costs, which was primarily attributable to the organizational restructuring that occurred in 2009, which resulted in reduced headcount, as well as from lower contract service activities and lower environmental remediation expenses. The decrease in the costs and expenses of the Development & Logistics segment was primarily due to reduced construction contract activity and reduced operating services activities. The decrease in the costs and expenses of the Terminalling & Storage segment primarily resulted from lower environmental remediation expenses. Total costs and expenses for the three months ended March 31, 2010 reflect the effectiveness of cost management efforts we implemented in 2009. Largely as a result of these efforts, costs decreased by approximately $4.6 million during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
     Operating income was $69.5 million for the three months ended March 31, 2010 compared to operating income of $68.9 million for the three months ended March 31, 2009. Interest and debt expense increased by $4.3 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009, which was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019. In addition, depreciation and amortization increased by $1.1 million, primarily due to the assets utilized with respect to the Kirby Hills Phase II expansion project, which were placed in service in the second half of 2009, and certain internal-use software, which was placed in service in the fourth quarter of 2009. Income from equity investments increased by $0.6 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
     Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s income to its limited partner interests not owned by us or Services Company, was $39.4 million for the three months ended March 31, 2010 as compared to $43.5 million in the corresponding period in 2009.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
Pipeline Operations
     Revenue from the Pipeline Operations segment was $96.5 million in the three months ended March 31, 2010, which is a decrease of $2.7 million, or 2.7%, from the corresponding period in 2009. Revenues decreased primarily due to a $4.8 million decrease related to a 5.4% decrease in transportation volumes due in part to the sale of Buckeye NGL Pipeline on January 1, 2010 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements) and a $3.1 million decrease in miscellaneous other revenue, including revenues from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities connected to our refined petroleum products pipelines. These decreases were partially offset by higher tariffs of $2.5 million, favorable settlement experience of $2.0 million and increased revenues of $0.6 million from the pipeline assets acquired in November 2009. An overall average tariff increase of approximately 3.8% was implemented on July 1, 2009.
     Total costs and expenses from the Pipeline Operations segment were $51.2 million for the three months ended March 31, 2010, which is a decrease of $3.5 million, or 6.5%, from the corresponding period in 2009. Total costs and expenses include decreases in (i) payroll and benefits costs of $2.2 million, pursuant to our best-practice initiative in 2009; (ii) contract service activities of $1.1 million at customer facilities connected to our refined petroleum products pipelines; (iii) environmental remediation expenses of $1.5 million and (iv) product costs of $0.4 million as a result of reduced volumes of product sold to a wholesale distributor. These decreases were partially offset by an increase of $0.4 million in professional fees, as well as increases in other expenses, primarily consisting of an increase of $0.6 million in bad debt expense. Total costs and expenses also include an increase of $0.7 million in non-cash unit-based compensation expense.
     Operating income from the Pipeline Operations segment was $45.4 million for the three months ended March 31, 2010 compared to operating income of $44.4 million for the three months ended March 31, 2009. Depreciation and amortization of $9.0 million for the three months ended March 31, 2010 was relatively consistent with the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Revenue from the Terminalling & Storage segment was $42.4 million in the three months ended March 31, 2010, which is an increase of $11.8 million, or 38.3%, from the corresponding period in 2009. The majority of the increase resulted from an increase of $10.9 million, primarily from (i) terminals acquired in November 2009, (ii) internal growth projects, (iii) higher fees, as well as higher storage and rental revenue of $3.5 million, including $1.7 million in storage fees from previously underutilized tankage identified in connection with our best-practice initiatives and (iv) increased butane-blending revenue. Also contributing to the improved revenue was an increase of $0.9 million in settlement experience reflecting the favorable impact of higher refined petroleum product prices during the three months ended March 31, 2010 as compared to the corresponding period in 2009. In addition to the 10.5% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 5.2% in the three months ended March 31, 2010 as compared to the corresponding period in 2009 largely due to increased ethanol throughput volumes.

      Total costs and expenses from the Terminalling & Storage segment were $19.2 million for the three months ended March 31, 2010, which is a decrease of $0.8 million, or 3.7%, from the corresponding period in 2009. Total costs and expenses reflect a $2.4 million decrease in environmental remediation expenses and a decrease in payroll and benefits costs of approximately $0.6 million, partially offset by a $1.0 million increase in operating expenses for terminals acquired in November 2009 and a $0.6 million increase in bad debt expense. Total costs and expenses also include an increase of $0.6 million in depreciation and amortization and an increase of $0.2 million in non-cash unit-based compensation expense.
     Operating income from the Terminalling & Storage segment was $23.1 million for the three months ended March 31, 2010 compared to operating income of $10.7 million for the three months ended March 31, 2009. Depreciation and amortization increased by $0.6 million for the three months ended March 31, 2010 as a result of the terminals acquired in November 2009. Other revenue and expense items impacting operating income are discussed above.
Natural Gas Storage
     Revenue from the Natural Gas Storage segment was $25.4 million in the three months ended March 31, 2010, which is an increase of $10.3 million, or 68.5%, from the corresponding period in 2009. This overall increase is attributable to greater underlying volume for hub services provided during the three months ended March 31, 2010 compared to the same period in 2009. In addition, this increase is due to higher fees recognized as revenue for hub services provided during the three months ended March 31, 2010. The fees for hub services agreements are based on the relative market prices of natural gas over different delivery periods. When that market price spread is positive, a fee is received from the customer and reflected as transportation and other services revenue. When that market price spread is negative, a fee is paid to the customer and reflected as cost of natural gas storage services. These fees are recognized as revenue or cost of natural gas storage services ratably as the underlying services are provided or utilized. Such agreements are entered into in order to maximize the daily utilization of the natural gas storage facility and to attempt to capture value from seasonal price differences in the natural gas markets. During each respective period, there were 155 outstanding hub service contracts for which revenue was being recognized ratably. Market conditions contributed to higher fees for hub service agreements recognized as revenue during the three months ended March 31, 2010 compared to the same period in 2009. In addition, lease revenue increased $1.5 million in the three months ended March 31, 2010, as storage capacity increased from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased.
     Total costs and expenses from the Natural Gas Storage segment were $22.0 million for the three months ended March 31, 2010, which is an increase of $13.2 million, or 146.3%, from the corresponding period in 2009. The primary driver of the increase in expenses is an increase in hub services fees paid to customers for hub service activities. As stated above, hub service fees are based on the relative market prices of natural gas over different delivery periods; when that market price spread is negative, a fee is paid to the customer, which is reflected as cost of natural gas storage services ratably as those services are provided. Total costs and expenses also include an increase of $0.1 million in depreciation and amortization and an increase of $0.1 million in non-cash unit-based compensation expense.
     Operating income from the Natural Gas Storage segment was $3.5 million for the three months ended March 31, 2010 compared to operating income of $6.2 million for the three months ended March 31, 2009. The decrease in operating income was primarily the result of a $3.9 million decrease in the net contribution from hub service activities during the three months ended March 31, 2010, partially offset by increased lease revenues of $1.5 million. The increase in lease revenues was the result of increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased. Depreciation and amortization increased by $0.1 million in the 2010 period from the corresponding period in 2009 due to depreciation expense on the assets utilized with respect to the Kirby Hills Phase II expansion project, which were placed in service in the second half of 2009. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Revenue from the Energy Services segment was $568.2 million in the three months ended March 31, 2010, which is an increase of $299.7 million, or 111.6%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices, which correspondingly increases the cost of products sales, as discussed below, and an increase of 30.1% in sales volumes.

     Total costs and expenses from the Energy Services segment were $571.6 million for the three months ended March 31, 2010, which is an increase of $309.3 million, or 117.9%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $309.9 million in cost of product sales as a result of increased volumes and an increase in refined petroleum product prices. The increase in expenses was a result of the withdrawal of product from inventory as the market conditions changed and commodity prices were no longer in contango. The increase in product supply from inventory liquidation, coupled with lower overall product demand, created additional pressure on margins, partially offset by the increase in sales volumes discussed above. Total costs and expenses also include an increase of $0.5 million in bad debt expense, an increase of $0.2 million in depreciation and amortization and an increase of $0.2 million in non-cash unit-based compensation expense.
     Operating loss from the Energy Services segment was $3.4 million for the three months ended March 31, 2010 compared to operating income of $6.2 million for the three months ended March 31, 2009. Depreciation and amortization increased by $0.2 million for the 2010 period from the corresponding period in 2009 due to amortization of certain internal-use software that was placed in service in the fourth quarter of 2009. Other revenue and expense items impacting operating income (loss) are discussed above.
Development & Logistics
     Revenue from the Development & Logistics segment, which consists principally of our contract operations and engineering services for third-party pipelines, was $7.5 million in the three months ended March 31, 2010, which is a decrease of $1.6 million, or 17.6%, from the corresponding period in 2009. The decrease was primarily due to the completion and non-replacement of construction projects in 2009, resulting in a $1.5 million reduction in certain construction contract revenues. The decrease was also partially the result of a $0.2 million reduction in operating services primarily related to the non-renewal of an operating lease contract that expired in 2009.
     Total costs and expenses from the Development & Logistics segment were $6.6 million for the three months ended March 31, 2010, which is a decrease of $1.1 million, or 15.2%, from the corresponding period in 2009. The decrease was the result of the reduced construction contract activity and reduced operating services activities discussed above.
     Operating income from the Development & Logistics segment was $0.9 million for the three months ended March 31, 2010 compared to operating income of $1.4 million for the three months ended March 31, 2009. Depreciation and amortization of $0.4 million for the three months ended March 31, 2010 was consistent with the corresponding period in 2009, and income taxes decreased by $0.1 million for the three months ended March 31, 2010 due to lower earnings. Other revenue and expense items impacting operating income are discussed above.
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
     Our principal uses of cash are the payment of our operating expenses and distributions to our unitholders. We generally make quarterly cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. In the first quarter of 2010, we paid cash distributions of $0.41 per Common Unit on February 26, 2010. In the first quarter of 2009, we paid cash distributions of $0.33 per Common Unit on February 28, 2009. Total cash distributed to our unitholders for the three months ended March 31, 2010 and 2009 was approximately $11.6 million and $9.3 million, respectively.
     At March 31, 2010 and December 31, 2009, we had no amounts outstanding under our unsecured revolving credit facility (the “BGH Credit Agreement”). See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the terms of the BGH Credit Agreement.
Services Company
     At March 31, 2010 and December 31, 2009, Services Company had total debt outstanding of $6.1 million and $7.7 million, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At March 31, 2010, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.
Buckeye
     Buckeye’s primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to its partners. Buckeye’s principal sources of liquidity are cash from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of its LP Units. Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under its Credit Facility. Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from its operations and a secured credit facility (the “BES Credit Agreement”). Buckeye’s financial policy has been to fund sustaining capital expenditures with cash from operations. Expansion and cost improvement capital expenditures, along with acquisitions, have typically been funded from external sources including Buckeye’s Credit Facility as well as debt and equity offerings. Buckeye’s goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain its investment-grade credit rating.
     As a result of Buckeye’s actions to minimize external financing requirements and the fact that no debt facilities mature prior to 2011, Buckeye believes that availabilities under its credit facilities, coupled with ongoing cash flows from operations, will be sufficient to fund its operations for the remainder of 2010. Buckeye will continue to evaluate a variety of financing sources, including the debt and equity markets described above, throughout 2010. However, continuing volatility in the debt and equity markets will make the timing and cost of any such potential financing uncertain.
     At March 31, 2010, Buckeye had $16.5 million of cash and cash equivalents on hand and approximately $413.0 million of available credit under its Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at March 31, 2010, BES had $40.5 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.
     At March 31, 2010, Buckeye had an aggregate face amount of $1,628.5 million of debt, which consisted of the following:
•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”);

•	$20.0 million outstanding under its Credit Facility; and

•	$183.5 million outstanding under the BES Credit Agreement.
     See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the terms of the debt discussed above.
     The fair values of Buckeye’s aggregate debt and credit facilities were estimated to be $1,677.4 million and $1,762.1 million at March 31, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of its publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of Buckeye’s variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
Registration Statement
     Buckeye may issue equity or debt securities to assist it in meeting its liquidity and capital spending requirements. Buckeye has a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that would allow it to issue an unlimited amount of debt and equity securities for general partnership purposes.
Credit Ratings
     Buckeye’s debt securities are rated BBB by Standard & Poor’s Ratings Services and Baa2 by Moody’s Investors Service, both with stable outlooks. Such ratings reflect only the view of the rating agency and should not be interpreted as a recommendation to buy, sell or hold its or our securities. These ratings may be revised or withdrawn at any time by the agencies at their discretion and should be evaluated independently of any other rating.
Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$144,048	$78,773
Investing activities	11,211	(21,018)
Financing activities	(172,679)	(98,089)
Operating Activities
     Net cash flow provided by operating activities was $144.0 million for the three months ended March 31, 2010 compared to $78.8 million for the three months ended March 31, 2009. The following were the principal factors resulting in the $65.2 million increase in net cash flows provided by operating activities:
•	The net change in fair values of derivatives was a decrease of $19.2 million to cash flows from operating activities for the three months ended March 31, 2010, resulting from the increase in value related to fixed-price sales contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations.

•	The net impact of working capital changes was an increase of $90.4 million to cash flows from operating activities for the three months ended March 31, 2010. The principal factors affecting the working capital changes were:

•	Inventories decreased by $73.7 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

•	Trade receivables increased by $10.4 million primarily due to increased activity from our Energy Services segment due to higher volumes and higher commodity prices in the 2010 period.

•	Prepaid and other current assets decreased by $26.2 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the first quarter of 2010 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), a decrease in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements and a decrease in prepaid insurance due to continued amortization of the balance over the policy period.

•	Accrued and other current liabilities increased by $1.3 million primarily due to increases in unearned revenue primarily in the Natural Gas Storage segment as a result of increased hub services contracts during the first quarter of 2010 for which the customer is billed up front for services provided over the entire term of the contract, an increase in accrued property taxes for the Natural Gas Storage segment as a result of the Kirby Hills II expansion project and an increase in accrued excise taxes for the Energy Services segment due to higher revenues, largely offset by a reduction in accrued interest resulting from interest payments made during the three months ended March 31, 2010 and a reduction in the reorganization accrual.

•	Accounts payable decreased by $3.1 million primarily due to lower payable balances at March 31, 2010 as a result of lower outside services and project work performed in the first quarter of 2010.

•	Construction and pipeline relocation receivables decreased by $2.7 million primarily due to a decrease in construction activity in the 2010 period.
Investing Activities
     Net cash flow provided by investing activities was $11.2 million for the three months ended March 31, 2010 compared to net cash flow used in investing activities of $21.0 million for the three months ended March 31, 2009. The following were the principal factors resulting in the $32.2 million increase in net cash flows provided by investing activities:
•	Capital expenditures decreased by $10.0 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. See below for a discussion of capital spending.

•	Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the three months ended March 31, 2010.
     Capital expenditures are summarized below (net of non-cash changes in accruals for capital expenditures for the three months ended March 31, 2010 and 2009) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Sustaining capital expenditures	$3,270	$4,883
Expansion and cost reduction	7,693	16,093

Total capital expenditures	$10,963	$20,976

     Expansion and cost reduction projects in the first quarter of 2010 included terminal ethanol and butane blending, new pipeline connections, natural gas well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first quarter of 2009, expansion and cost reduction projects included the Kirby Hills Phase II expansion project, terminal ethanol and butane blending, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.
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
Financing Activities
     Net cash flow used in financing activities was $172.7 million for the three months ended March 31, 2010 compared to $98.1 million for the three months ended March 31, 2009. The following were the principal factors resulting in the $74.6 million increase in net cash flows used in financing activities:
•	Buckeye borrowed $59.5 million and $30.0 million and repaid $117.5 million and $120.3 million under its Credit Facility during the three months ended March 31, 2010 and 2009, respectively.

•	Net repayments under the BES Credit Agreement were $56.3 million and $46.0 million during the three months ended March 31, 2010 and 2009, respectively.

•	We received $2.4 million in net proceeds from the exercise of Buckeye’s LP Unit options during the first quarter of 2010. We received $91.0 million in net proceeds from an underwritten equity offering in March 2009 for Buckeye’s public issuance of 2.6 million LP Units.

•	Cash distributions paid to our partners increased by $2.3 million period-to-period due to an increase in the number of Common Units outstanding and an increase in our quarterly cash distribution rate per Common Unit. We paid cash distributions of $11.6 million ($0.41 per Common Unit) and $9.3 million ($0.33 per Common Unit) during the three months ended March 31, 2010 and 2009, respectively.
Derivatives
     See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Market Risk – Non Trading Instruments” for a discussion of commodity derivatives used by our Energy Services segment.
Other Considerations
Contractual Obligations
     With the exception of routine fluctuations in the balance of Buckeye’s Credit Facility and the BES Credit Agreement, there have been no material changes in our scheduled maturities of or debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Total rental expense for the three months ended March 31, 2010 and 2009 was $5.0 million and $5.3 million, respectively. There have been no material changes in our operating lease commitments since December 31, 2009.
Off-Balance Sheet Arrangements
     There have been no material changes with regard to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Related Party Transactions
     With respect to related party transactions, see Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.
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
Commodity Risk
Natural Gas Storage
     The Natural Gas Storage segment enters into interruptible natural gas storage hub service agreements in order to maximize the daily utilization of the natural gas storage facility, while also attempting to capture value from seasonal price differences in the natural gas markets. Although the Natural Gas Storage segment does not purchase or sell natural gas, the Natural Gas Storage segment is subject to commodity risk because the value of natural gas storage hub services generally fluctuates based on changes in the relative market prices of natural gas over different delivery periods.
     As of March 31, 2010, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

March 31,
2010
Assets:
Hub service agreements	$32,780

Liabilities:
Hub service agreements	(24,284)

Total	$8,496

     Energy Services
     Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Accordingly, our method of measuring ineffectiveness compares the changes in the fair value of the New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of our hedged fuel inventory.

     The Energy Services segment has not used hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during each reporting period.
     As of March 31, 2010, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

March 31,
2010
Assets:
Fixed-price sales contracts	$1,964

Liabilities:
Fixed-price sales contracts	(1,217)
Futures contracts for inventory and fixed-price sales contracts	(1,614)

Total	$(867)

     Substantially all of the unrealized loss at March 31, 2010 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $4.8 million for the three months ended March 31, 2010. At March 31, 2010, open refined petroleum product derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts and inventory noted above) varied in duration, but did not extend beyond May 2011. In addition, at March 31, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price sales contracts.
     Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at March 31, 2010, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Liability	$(867)
Fair value assuming 10% increase in underlying commodity prices	Liability	$(22,720)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$20,986
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
     Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board of Directors of Buckeye GP. In January 2009, Buckeye GP’s Board of Directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate hedge agreements to manage its interest rate and cash flow risks associated with its Credit Facility. In addition, in July 2009, Buckeye GP’s Board of Directors authorized Buckeye to enter into certain transactions, such as forward starting interest rate swaps, to manage its interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of an existing debt obligation.
     At March 31, 2010, Buckeye had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.750% Notes, $300.0 million of the 6.050% Notes and $275.0 million of the 5.500% Notes. The fair value of these fixed-rate debt obligations at March 31, 2010 was approximately $1,473.9 million. Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by approximately $89.3 million.
     At March 31, 2010, Buckeye’s variable-rate obligations were $20.0 million under its Credit Facility and $183.5 million under the BES Credit Agreement. Based on the balances outstanding at March 31, 2010, a hypothetical 100 basis point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2.0 million.
     Buckeye expects to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, Buckeye entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended March 31, 2010, unrealized losses of $1.3 million were recorded in Buckeye’s accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

     The following table presents the effect of hypothetical price movements on the estimated fair value of Buckeye’s interest rate swap portfolio and the related change in fair value of the underlying debt at March 31, 2010 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$15,900
Fair value assuming 10% increase in underlying interest rates	Asset	$28,824
Fair value assuming 10% decrease in underlying interest rates	Asset	$2,242
Item 4. Controls and Procedures
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
(b)	Change in Internal Control Over Financial Reporting.
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to other information in such report and in this quarterly report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 6. Exhibits
     (a) Exhibits

10.1	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.13 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC,
as General Partner

Date: May 7, 2010	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)