Form 10-Q
period 2010-06-30
Buckeye GP Holdings L.P.
filed 2010-08-06
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 3, 2010, there were 27,774,016 Common Units and 525,984 Management Units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$501,744	$201,777	$1,069,914	$470,556
Transportation and other services	165,532	149,443	328,536	297,504

Total revenue	667,276	351,220	1,398,450	768,060

Costs and expenses:
Cost of product sales and natural gas storage services	498,645	193,440	1,068,382	444,116
Operating expenses	68,769	68,842	135,352	142,742
Depreciation and amortization	14,669	13,559	29,197	26,923
Asset impairment expense	—	72,540	—	72,540
General and administrative	13,254	10,158	24,089	20,193
Reorganization expense	—	28,113	—	28,113

Total costs and expenses	595,337	386,652	1,257,020	734,627

Operating income (loss)	71,939	(35,432)	141,430	33,433

Other income (expense):
Investment income	85	142	240	294
Interest and debt expense	(21,350)	(16,236)	(43,006)	(33,639)

Total other expense	(21,265)	(16,094)	(42,766)	(33,345)

Income (loss) before earnings from equity investments	50,674	(51,526)	98,664	88
Earnings from equity investments	2,764	3,142	5,416	5,224

Net income (loss)	53,438	(48,384)	104,080	5,312
Less: net income (loss) attributable to noncontrolling interests	(41,931)	58,156	(81,303)	14,609

Net income attributable to Buckeye GP Holdings L.P.	$11,507	$9,772	$22,777	$19,921

Earnings per partnership unit:
Basic	$0.41	$0.35	$0.80	$0.70

Diluted	$0.41	$0.35	$0.80	$0.70

Weighted average number of common units outstanding:
Basic	28,300	28,300	28,300	28,300

Diluted	28,300	28,300	28,300	28,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$15,497	$37,574
Trade receivables, net	113,576	124,165
Construction and pipeline relocation receivables	11,626	14,095
Inventories	275,174	310,214
Derivative assets	10,093	4,959
Assets held for sale	—	22,000
Prepaid and other current assets	68,574	104,251

Total current assets	494,540	617,258

Property, plant and equipment, net	2,237,598	2,238,321
Equity investments	98,568	96,851
Goodwill	432,124	432,124
Intangible assets, net	42,931	45,157
Other non-current assets	38,118	56,860

Total assets	$3,343,879	$3,486,571

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$194,179	$239,800
Current portion of long-term debt	4,599	6,178
Accounts payable	64,352	56,723
Derivative liabilities	367	14,665
Accrued and other current liabilities	127,091	113,474

Total current liabilities	390,588	430,840

Long-term debt	1,421,181	1,500,495
Other non-current liabilities	128,280	102,942

Total liabilities	1,940,049	2,034,277

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye GP Holdings L.P. capital:
General Partner (2,830 common units outstanding as of June 30, 2010 and December 31, 2009)	7	7
Limited Partners (27,771,186 common units outstanding as of June 30, 2010 and December 31, 2009)	234,257	236,545
Management (525,984 units outstanding as of June 30, 2010 and December 31, 2009)	3,182	3,225
Equity gains on issuance of Buckeye Partners, L.P. limited partner units	2,557	2,557

Total Buckeye GP Holdings L.P. capital	240,003	242,334
Noncontrolling interests	1,163,827	1,209,960

Total partners’ capital	1,403,830	1,452,294

Total liabilities and partners’ capital	$3,343,879	$3,486,571

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$104,080	$5,312

Adjustments to reconcile net income to cash provided by operating activities:
Value of ESOP shares released	2,271	380
Depreciation and amortization	29,197	26,923
Asset impairment expense	—	72,540
Net changes in fair value of derivatives	(12,901)	4,672
Non-cash deferred lease expense	2,117	2,250
Reorganization expense	—	28,113
Earnings from equity investments of Buckeye Partners, L.P.	(5,416)	(5,224)
Distributions from equity investments of Buckeye Partners, L.P.	3,700	2,827
Amortization of other non-cash items	5,060	3,170
Change in assets and liabilities:
Trade receivables	10,589	(2,832)
Construction and pipeline relocation receivables	2,469	4,855
Inventories	28,065	(27,742)
Prepaid and other current assets	36,962	(17,692)
Accounts payable	7,629	5,236
Accrued and other current liabilities	11,058	(5,506)
Other non-current assets	3,370	(7,069)
Other non-current liabilities	3,701	9,424

Total adjustments from operating activities	127,871	94,325

Net cash provided by operating activities	231,951	99,637

Cash flows from investing activities:
Capital expenditures	(27,572)	(39,819)
Contributions to equity investments	—	(3,880)
Net proceeds from disposal of property, plant and equipment	22,274	21

Net cash used in investing activities	(5,298)	(43,678)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partner units	—	104,779
Proceeds from exercise of Buckeye Partners, L.P. unit options	2,976	38
Repayment of long-term debt	(3,104)	(3,162)
Borrowings under credit facility	95,000	77,333
Repayments under credit facility	(173,000)	(166,600)
Net (repayments) borrowings under BES credit agreement	(45,621)	3,000
Debt issuance costs	(3,227)	(18)
Costs associated with agreement and plan of merger	(1,547)	—
Distributions paid to noncontrolling partners of Buckeye Partners, L.P.	(96,435)	(87,064)
Distributions paid to partners	(23,772)	(19,244)

Net cash used in financing activities	(248,730)	(90,938)

Net decrease in cash and cash equivalents	(22,077)	(34,979)
Cash and cash equivalents — Beginning of period	37,574	61,281

Cash and cash equivalents — End of period	$15,497	$26,302

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Buckeye GP Holdings L.P. Unitholders
				Equity Gains
	General	Limited		on Issuance
	Partner	Partner		of Buckeye’s
	Common	Common	Management	Limited	Noncontrolling
	Units	Units	Units	Partner Units	Interests	Total
Balance – January 1, 2009	$7	$226,565	$3,037	$2,451	$1,166,774	$1,398,834
Net income*	—	19,547	374	—	(14,609)	5,312
Distributions paid to partners	—	(18,883)	(361)	—	—	(19,244)
Recognition of unit-based compensation charges	—	718	16	—	—	734
Equity gains on issuance of Buckeye’s limited partner units	—	—	—	106	(106)	—
Net proceeds from issuance of 3.0 million of Buckeye’s limited partner units	—	—	—	—	104,779	104,779
Amortization of Buckeye’s limited partner unit options	—	—	—	—	477	477
Exercise of limited partner unit options	—	—	—	—	38	38
Services Company’s non-cash ESOP distributions	—	—	—	—	(3,122)	(3,122)
Distributions paid to noncontrolling interests	—	—	—	—	(87,064)	(87,064)
Adjustment to funded status of benefit plans	—	—	—	—	7,971	7,971
Other	—	—	—	—	4,166	4,166

Balance – June 30, 2009	$7	$227,947	$3,066	$2,557	$1,179,304	$1,412,881

Balance – January 1, 2010	$7	$236,545	$3,225	$2,557	$1,209,960	$1,452,294
Net income*	—	22,350	427	—	81,303	104,080
Costs associated with agreement and plan of merger		(1,941)	(37)		(1,846)	(3,824)
Distributions paid to partners	—	(23,327)	(445)	—	—	(23,772)
Recognition of unit-based compensation charges	—	630	12	—	—	642
Amortization of Buckeye’s limited partner unit options	—	—	—	—	3,596	3,596
Exercise of limited partner unit options	—	—	—	—	2,976	2,976
Services Company’s non-cash ESOP distributions	—	—	—	—	(2,639)	(2,639)
Distributions paid to noncontrolling interests	—	—	—	—	(96,435)	(96,435)
Change in value of derivatives	—	—	—	—	(36,600)	(36,600)
Investment in Buckeye’s limited partner units	—	—	—	—	4,503	4,503
Other	—	—	—	—	(991)	(991)

Balance – June 30, 2010	$7	$234,257	$3,182	$2,557	$1,163,827	$1,403,830

*	Comprehensive income equals net income.
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
1. ORGANIZATION AND BASIS OF PRESENTATION
Partnership Organization
     Buckeye GP Holdings L.P. is a publicly traded Delaware master limited partnership (“MLP”), the common units (“Common Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BGH.” We were organized on June 15, 2006 and own 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”). Buckeye is also a publicly traded Delaware MLP which was organized in 1986, and its limited partner units (“LP Units”) are separately traded on the NYSE under the ticker symbol “BPL.” Approximately 62% of our outstanding equity, which includes Common Units and management units (“Management Units”), are owned by BGH GP Holdings, LLC (“BGH GP”) and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and certain investment funds along with certain members of senior management of Buckeye GP. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is our general partner and is wholly owned by BGH GP. As used in these Notes to Unaudited Condensed Consolidated Financial Statements, unless the context requires otherwise, references to “we,” “us,” “our” or "BGH” are intended to mean the business and operations of Buckeye GP Holdings L.P. on a consolidated basis, including those of Buckeye. References to “Buckeye” mean Buckeye Partners, L.P. and its consolidated subsidiaries.
     Our only business is the ownership of Buckeye GP. Buckeye GP’s only business is the management of Buckeye and its subsidiaries. At June 30, 2010, Buckeye GP owned an approximate 0.5% general partner interest in Buckeye.
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
     Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At June 30, 2010, Services Company owned approximately 3.0% of Buckeye’s LP Units. Services Company employees provide services to Buckeye’s operating subsidiaries. Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), Buckeye’s operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.
Agreement and Plan of Merger
     On June 10, 2010, we and our general partner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buckeye, its general partner and Grand Ohio, LLC (“Merger Sub”), Buckeye’s subsidiary, pursuant to which Merger Sub will be merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by Buckeye’s general partner will be cancelled, the general partner units held by Buckeye’s general partner (representing an approximate 0.5% general partner interest in Buckeye) will be converted to a non-economic general partner interest, all of the economic interest in us will be acquired by BPL and our unitholders will receive aggregate consideration of approximately 20.0 million of Buckeye’s LP Units.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The terms of the Merger Agreement were unanimously approved by the audit committee of the board of directors of our general partner (“Audit Committee”), and by the board of directors of Buckeye’s general partner. Additionally, our majority unitholder, BGH GP Holdings, LLC, and ArcLight Energy Partners Fund III, L.P., ArcLight Energy Partners Fund IV, L.P., Kelso Investment Associates VII, L.P., and KEP VI, LLC have executed a Support Agreement (“Support Agreement”) agreeing to vote in favor of the Merger and against any alternative transaction. The Support Agreement will automatically terminate if the board of directors of our general partner changes its recommendation to our unitholders with respect to the Merger or the Merger Agreement is terminated.
     After the Merger, the board of directors of Buckeye’s general partner is expected to consist of nine members, three of whom are expected to be the existing independent members of Buckeye’s Audit Committee, one of whom is expected to be the existing chief executive officer of Buckeye’s general partner and three of whom are expected to be the three existing independent members of the audit committee of the board of directors of our general partner. In addition, our general partner, which will own a non-economic general partner interest in us and will continue to be owned by BGH GP Holdings, LLC, will have the right and authority to designate two additional members of the board of directors, subject to reduction if BGH GP Holdings, LLC’s ownership of Buckeye’s LP Units drops below certain thresholds. The remaining seven members of Buckeye’s general partner’s board of directors will be elected by holders of its LP Units.
     The Merger Agreement is subject to, among other things, approval by the affirmative vote of the holders of a majority of Buckeye’s LP Units outstanding and entitled to vote at a meeting of the holders of Buckeye’s LP Units, approval by the (a) affirmative vote of holders of a majority of our Common Units and (b) affirmative vote of holders of a majority of our Common Units and management units, voting together as a single class, and the effectiveness of a registration statement on Form S-4 with respect to the issuance of Buckeye’s LP Units in connection with the Merger.
     The Merger will be accounted for as an equity transaction. Therefore, changes in our ownership interest as a result of the Merger will not result in gain or loss recognition. We will be considered the surviving consolidated entity for accounting purposes, while Buckeye will be the surviving consolidated entity for legal and reporting purposes.
     We and Buckeye incurred a total of $3.8 million of costs associated with the Merger during the three and six months ended June 30, 2010, of which $1.5 million has been paid. We charged these costs directly to partners’ capital.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2010, and the results of our operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of our operations for the 2010 fiscal year. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We have eliminated all intercompany transactions in consolidation. The consolidated financial statements also include the accounts of wholly-owned subsidiaries, as well as the accounts of Buckeye and Services Company, on a consolidated basis. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
     Certain prior year amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the current-year presentation. The reclassification in the condensed consolidated statements of cash flows is as follows:
•	We have separately disclosed cash flows from the issuance of long-term debt and borrowings under our credit facilities for the six months ended June 30, 2009. These amounts had been included within the same line item in the 2009 period.
     This reclassification had no impact on net income (loss) or cash flows from operating, investing or financing activities.
Recent Accounting Developments
     Consolidation of Variable Interest Entities (“VIEs”). In June 2009, the Financial Accounting Standards Board (“FASB”) amended consolidation guidance for VIEs. The objective of this new guidance is to improve financial reporting by companies involved with VIEs. This guidance requires each reporting company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a VIE. The new guidance was effective for us on January 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received. Revenues for Buckeye NGL Pipeline for the three and six months ended June 30, 2009 were $3.2 million and $6.5 million, respectively.
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
     In April 2010, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $0.5 million in connection with a tank overfill incident that occurred at our facility in East Chicago, Indiana, in May 2005 and other related personnel qualification issues raised as a result of PHMSA’s 2008 Integrity Inspection. We are contesting the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time.
     On July 30, 2010, a putative class action was filed by a unitholder against BGH, MainLine Management, BGH GP, and each of MainLine Management’s directors in the District Court of Harris County, Texas under the caption Broadbased Equities v. Forrest E. Wylie, et. al. In the Petition, the plaintiff alleges that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders by, among other things, acting to facilitate the sale of BGH to Buckeye in order to facilitate the gradual sale by BGH GP of its interest in BGH and failing to disclose all material facts in order that the BGH unitholders can cast an informed vote on the Merger Agreement. Among other things, the Petition seeks an order certifying a class consisting of all BGH unitholders, a determination that the action is a proper derivative action, damages in an unspecified amount, and an award of attorneys’ fees and costs. The defendants have not yet answered or otherwise responded to the Petition.
     On August 2, 2010, a putative class action was filed by a unitholder against BGH, MainLine Management, Grand Ohio, LLC, Buckeye, Buckeye GP, and each of MainLine Management’s directors in the District Court of Harris County, Texas under the caption Henry James Steward v. Forrest E. Wylie, et. al. In the Petition, the plaintiff alleges that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders by, among other things, failing to disclose all material facts in order that the BGH unitholders can cast an informed vote on the Merger Agreement. The Petition also alleges that Buckeye, Buckeye GP and Grand Ohio, LLC aided and abetted the breaches of fiduciary duty. Among other things, the Petition seeks an order certifying a plaintiff class consisting of all of BGH unitholders, an order enjoining the Merger, rescission of the Merger, damages in an unspecified amount, and an award of attorneys’ fees and costs. Neither we nor the other defendants have yet answered or otherwise responded to the Petition.
     On August 2, 2010, a putative class action was filed by a unitholder against BGH, MainLine Management, BGH GP, ArcLight, Kelso, Buckeye, Buckeye GP and each of MainLine Management’s directors, in the District Court of Harris County, Texas under the caption Henry James Steward v. Forrest E. Wylie, et. al. In the Petition, the plaintiff alleges that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders by, among other things, accepting insufficient consideration, failing to condition the Merger on a majority vote of public unitholders of BGH, and failing to disclose all material facts in order that the BGH unitholders can cast an informed vote on the Merger Agreement. The Petition also alleges that Buckeye, Buckeye GP, BGH GP, ArcLight and Kelso aided and abetted the breaches of fiduciary duty. Among other things, the Petition seeks an order certifying a class consisting of all of BGH’s unitholders, an order enjoining the Merger, damages in an unspecified amount, and an award of attorneys’ fees and costs. Neither we nor the other defendants have yet answered or otherwise responded to the Petition.
Environmental Contingencies
     In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.5 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively, and $5.4 million and $6.6 million during the six months ended June 30, 2010 and 2009, respectively, related to environmental expenditures unrelated to claims and proceedings.
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
     EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking a $40.0 million guaranty made by El Paso, which guaranteed EPME’s obligations to BGC. If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect our financial position, results of operations and cash flows. To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty. EPME, however, contends that El Paso’s guaranty is the

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted. We have been working with EPME to terminate the ammonia sales contracts and ammonia supply contracts and, at no out of pocket cost to us, have terminated one of the ammonia sales contracts. Given, however, the uncertainty of future ammonia prices and EPME’s future actions, we continue to believe we have risk of loss and, at this time, are unable to estimate the amount of any such losses we might incur in the future. We are assessing our options in the event that we and EPME are unable to terminate the remaining contracts or otherwise mitigate the remaining risk, including potential recourse against EPME and El Paso, with respect to this matter.
Customer Bankruptcy
     One of our customers filed for bankruptcy in October 2009; approximately $4.2 million remained payable to us from the customer pursuant to a pre-bankruptcy contract. In June 2010, we entered into a settlement with the bankrupt customer and its largest creditor pursuant to which we expect to be paid at least $2.0 million upon the sale of certain of the customer’s assets within the bankruptcy proceedings, and we were released from both asserted and unasserted claims. At this time, we expect the sale of the assets to be completed, and the settlement payment to be made to us, in the third quarter of 2010. As a result of the settlement, our Development & Logistics segment recognized approximately $2.1 million in expense related to the write-off of a portion of the outstanding receivable balance during the three and six months ended June 30, 2010.
4. INVENTORIES
     Our inventory amounts were as follows at the dates indicated:

	June 30,	December 31,
	2010	2009
Refined petroleum products (1)	$264,638	$299,473
Materials and supplies	10,536	10,741

Total inventories	$275,174	$310,214

(1)	Ending inventory was 130.4 million and 141.7 million gallons of refined petroleum products at June 30, 2010 and December 31, 2009, respectively.
     At June 30, 2010 and December 31, 2009, approximately 95% and 99%, respectively, of our inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. PREPAID AND OTHER CURRENT ASSETS
     Prepaid and other current assets consist of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
Prepaid insurance	$2,435	$7,088
Insurance receivables	11,238	13,544
Ammonia receivable	1,690	7,429
Margin deposits	7,921	21,037
Prepaid services	21,742	21,571
Unbilled revenue	2,469	13,201
Tax receivable	7,162	7,162
Prepaid taxes	4,001	2,213
Other	9,916	11,006

Total prepaid and other current assets	$68,574	$104,251

6. EQUITY INVESTMENTS
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipeline Operations segment, at the dates indicated:

		June 30,	December 31,
	Ownership	2010	2009
Muskegon Pipeline LLC	40.0%	$14,514	$15,273
Transport4, LLC	25.0%	373	379
West Shore Pipe Line Company	24.9%	30,526	30,320
West Texas LPG Pipeline Limited Partnership	20.0%	53,155	50,879

Total equity investments		$98,568	$96,851

     The following table presents earnings from equity investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Muskegon Pipeline LLC	$227	$173	$571	$538
Transport4, LLC	30	40	69	70
West Shore Pipe Line Company	1,294	1,094	2,501	2,197
West Texas LPG Pipeline Limited Partnership	1,213	1,835	2,275	2,419

Total earnings from equity investments	$2,764	$3,142	$5,416	$5,224

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Combined income statement data for the periods indicated for our equity method investments is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$35,754	$32,846	$67,299	$64,414
Costs and expenses	20,343	16,543	36,244	32,613
Non-operating expense	3,461	2,961	7,038	5,869
Net income	11,950	13,342	24,017	25,932
7. INTANGIBLE ASSETS
     Intangible assets consist of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
Customer relationships	$38,300	$38,300
Accumulated amortization	(7,115)	(5,631)

Net carrying amount	31,185	32,669

Customer contracts	16,380	16,380
Accumulated amortization	(4,634)	(3,892)

Net carrying amount	11,746	12,488

Total intangible assets	$42,931	$45,157

     For the three months ended June 30, 2010 and 2009, amortization expense related to intangible assets was $1.1 million and $0.9 million, respectively. For the six months ended June 30, 2010 and 2009, amortization expense related to intangible assets was $2.2 million and $1.8 million, respectively. Amortization expense related to intangible assets is expected to be approximately $4.5 million for each of the next five years.
8. OTHER NON-CURRENT ASSETS
     Other non-current assets consist of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
Prepaid services	$8,065	$11,640
Derivative assets	—	17,204
Debt issuance costs	12,459	11,058
Insurance receivables	7,530	7,265
Other	10,064	9,693

Total other non-current assets	$38,118	$56,860

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
Taxes – other than income	$16,278	$15,487
Accrued employee benefit liability	3,287	3,287
Environmental liabilities	11,549	10,799
Accrued interest	30,699	30,613
Payable for ammonia purchase	1,803	7,015
Deferred revenue	20,306	6,829
Compensation and vacation	9,748	11,385
Accrued capital expenditures	425	1,611
Reorganization	—	2,133
Deferred consideration	2,010	1,675
Other	30,986	22,640

Total accrued and other current liabilities	$127,091	$113,474

10. DEBT OBLIGATIONS

Long-term debt consists of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
BGH:
BGH Credit Agreement	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	4,634	7,790
Retirement premium	(35)	(87)
Buckeye:
4.625% Notes due July 15, 2013 (1)	300,000	300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	—	78,000
BES Credit Agreement	194,179	239,800

Total debt	1,623,778	1,750,503
Other, including unamortized discounts and fair value hedges	(3,819)	(4,030)

Subtotal debt	1,619,959	1,746,473
Less: Current portion of long-term debt	(198,778)	(245,978)

Total long-term debt	$1,421,181	$1,500,495

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair values of our aggregate debt and credit facilities were estimated to be $1,677.2 million and $1,769.8 million at June 30, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
BGH
     We have a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. We have pledged all of the limited liability company interests in Buckeye GP as security for our obligations under the BGH Credit Agreement. Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Offered Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service to our senior unsecured non-credit enhanced long-term debt. At June 30, 2010 and December 31, 2009, there were no amounts outstanding under the BGH Credit Agreement.
     The BGH Credit Agreement requires us to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of us and our Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by us and the Restricted Subsidiaries from Buckeye, plus all other cash received by us and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of our wholly owned subsidiaries. The funded debt coverage ratio covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of us and all of our consolidated subsidiaries total consolidated funded debt to the consolidated EBITDA, as defined in the BGH Credit Agreement, of us and all of our subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At June 30, 2010, our funded debt coverage ratio was 4.31 to 1.00.
     The BGH Credit Agreement contains other covenants that prohibit us from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting our ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of us and our Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets. At June 30, 2010, we were not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.
Services Company ESOP Notes
     Services Company had total debt outstanding of $4.6 million and $7.7 million at June 30, 2010 and December 31, 2009, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At June 30, 2010, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility
     Buckeye has a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”) with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which Buckeye may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for Buckeye’s senior unsecured non-credit enhanced long-term debt. At June 30, 2010, no amounts were outstanding under the Credit Facility, while at December 31, 2009, $78.0 million was outstanding under the Credit Facility.
     The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of Buckeye’s majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At June 30, 2010, Buckeye’s Funded Debt Ratio was approximately 3.86 to 1.00. As permitted by the Credit Facility, the $194.2 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) was excluded from the calculation of the Funded Debt Ratio.
     In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At June 30, 2010, we were not aware of any instances of noncompliance with the covenants under Buckeye’s Credit Facility.
     At June 30, 2010 and December 31, 2009, Buckeye had committed $1.4 million in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.
BES Credit Agreement
     BES had a credit agreement (the “BES Credit Agreement”) that provided for borrowings of up to $250.0 million with a maturity date of May 20, 2011. On June 25, 2010, BES amended and restated the BES Credit Agreement to increase the total commitments for borrowings available to BES up to $500.0 million. However, the maximum amount available to be borrowed under the amended and restated BES Credit Agreement is initially limited to $350.0 million. An accordion feature provides BES the ability to increase the commitments under the BES Credit Agreement to $500.0 million, subject to obtaining the requisite commitments and satisfying other customary conditions. In addition to the accordion, subject to BES’s satisfaction of certain financial covenants as set forth in the financial covenants table below, BES may, from time to time, elect to increase or decrease the maximum amount available for borrowing under the BES Credit Agreement in $5.0 million increments, but in no event below $150.0 million or above $500.0 million. The maturity date of the BES Credit Agreement is June 25, 2013. BES incurred $3.2 million of debt issuance costs related to the amendment, which will be amortized into interest expense over the term of the BES Credit Agreement.
     Under the BES Credit Agreement, borrowings accrue interest under one of three rate options, at BES’s election, equal to (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 2.25%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 2.25% or (iii) the Prime Rate (as defined in the BES Credit Agreement) plus 1.25%. The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit. Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement. The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The balances outstanding under the BES Credit Agreement were approximately $194.2 million and $239.8 million at June 30, 2010 and December 31, 2009, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	$50	$40	7.0 to 1.0
Above $200 up to $250	$60	$50	7.0 to 1.0
Above $250 up to $300	$72	$60	7.0 to 1.0
Above $300 up to $350	$84	$70	7.0 to 1.0
Above $350 up to $400	$96	$80	7.0 to 1.0
Above $400 up to $450	$108	$90	7.0 to 1.0
Above $450 up to $500	$120	$100	7.0 to 1.0
     At June 30, 2010, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $121.3 million and $71.5 million, respectively, and the Consolidated Leverage Ratio was 2.3 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.5% at June 30, 2010.
     In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At June 30, 2010, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.
11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consist of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
Accrued employee benefit liabilities (see Note 13)	$45,799	$45,837
Accrued environmental liabilities	18,891	19,053
Derivative liabilities	18,953	—
Deferred consideration	17,420	18,425
Deferred rent	11,275	9,158
Deferred revenue	7,082	1,532
Other	8,860	8,937

Total other non-current liabilities	$128,280	$102,942

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
     We are exposed to certain risks, including changes in interest rates and commodity prices, in the course of our normal business operations. We use derivative instruments to manage risks associated with certain identifiable and anticipated transactions. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics. We have no trading derivative instruments and do not engage in hedging activity with respect to trading instruments.
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
     Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the board of directors of Buckeye GP. In January 2009, Buckeye GP’s board of directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate swap agreements to manage its interest rate and cash flow risks associated with its Credit Facility. In addition, in July 2009 and May 2010, Buckeye GP’s board of directors authorized Buckeye to enter into certain transactions, such as forward-starting interest rate swaps, to manage its interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations.
     Buckeye expects to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, Buckeye entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. During the three months ended June 30, 2010, Buckeye entered into two forward-starting interest rate swaps with a total aggregate notional amount of $100.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $125.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three and six months ended June 30, 2010, unrealized losses of $34.9 million and $36.2 million, respectively, were recorded in Buckeye’s accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Over the next twelve months, Buckeye expects to reclassify $1.0 million of accumulated other comprehensive loss as an increase to interest expense that was generated by forward-starting interest rate swaps terminated in 2008 associated with its 6.050% Notes.
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
     Our Energy Services segment has not used hedge accounting with respect to its fixed-price sales contracts. Therefore, our fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the condensed consolidated balance sheets with gains and losses being recognized in earnings during the period.
     In order to hedge the cost of natural gas used to operate our turbine engines at our Linden, New Jersey location, our Pipeline Operations segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (through July 2011). We designated the futures contract as a cash flow hedge at inception.
     The following table summarizes our commodity derivative instruments outstanding at June 30, 2010 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives NOT designated as hedging instruments:

Fixed-price sales contracts	29,050	168	Mark-to-market
Futures contracts for fixed-price sales contracts	24,612	168	Mark-to-market
Futures contracts for inventory	2,777	—	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for inventory	123,522	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	360	30	Cash Flow Hedge

(1)	Volume represents net notional position.

(2)	The maximum term for derivatives included in the long-term column is October 2011.

(3)	BBtu represents one billion British thermal units.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the fair value of each classification of derivative instruments at the dates indicated:

	June 30, 2010			December 31, 2009
			Derivative			Derivative
	Assets	(Liabilities)	Net Carrying	Assets	(Liabilities)	Net Carrying
	Fair value	Fair value	Value	Fair value	Fair value	Value
Derivatives NOT designated as hedging instruments:

Fixed-price sales contracts	$5,213	$(258)	$4,955	$4,959	$(3,662)	$1,297
Futures contracts for fixed-price sales contracts	1,492	(1,806)	(314)	7,594	(384)	7,210
Futures contracts for inventory	3,336	(3,457)	(121)	—	—	—

Derivatives designated as hedging instruments:

Futures contracts for inventory	8,094	(2,748)	5,346	1,992	(20,517)	(18,525)
Futures contracts for natural gas	—	(140)	(140)	312	—	312
Interest rate contracts	—	(18,953)	(18,953)	17,204	—	17,204

Total			$(9,227)			$7,498

	June 30,	December 31,
Balance Sheet Locations:	2010	2009
Derivative assets	$10,093	$4,959
Other non-current assets	—	17,204
Derivative liabilities	(367)	(14,665)
Other non-current liabilities	(18,953)	—

Total	$(9,227)	$7,498

     Our hedged inventory portfolio extends to the first quarter of 2011. The majority of the unrealized income of $5.2 million at June 30, 2010 for inventory hedges represented by futures contracts will be realized by the third quarter of 2010 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $1.0 million and $3.3 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, gains recorded on inventory hedges that were ineffective were approximately $5.8 million and $7.6 million, respectively. At June 30, 2010, open refined petroleum product derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond October 2011. In addition, at June 30, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price sales contracts.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated:

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2010	2009	2010	2009
Derivatives NOT designated as hedging instruments:

Fixed-price sales contracts	Product sales	$6,268	$(13,866)	$8,678	$(571)
Futures contracts for fixed-price sales contracts	Cost of product sales and natural gas storage services	(2,972)	19,007	(3,466)	11,461
Futures contracts for inventory	Cost of product sales and natural gas storage services	20	—	266	—

Derivatives designated as fair value hedging instruments:

Futures contracts for inventory	Cost of product sales and natural gas storage services	$18,123	$(31,251)	$13,213	$(3,603)
     The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated:

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(96)	$(162)	$(168)	$(215)
Futures contracts for refined petroleum products	Cost of product sales and natural gas storage services	—	(379)	—	(146)
Interest rate contracts	Interest and debt expense	(242)	(164)	(482)	(656)

	Change in Value Recognized in OCI on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$85	$46	$(611)	$163
Interest rate contracts	(34,853)	(158)	(36,157)	(157)

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
     A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:
•	Level 1 inputs are based on quoted prices, which are available in active markets for identical assets or liabilities as of the reporting date. Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 inputs are based on pricing inputs other than quoted prices in active markets and are either directly or indirectly observable as of the measurement date. Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies and include the following:
▪	Quoted prices in active markets for similar assets or liabilities.

▪	Quoted prices in markets that are not active for identical or similar assets or liabilities.

▪	Inputs other than quoted prices that are observable for the asset or liability.

▪	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs are based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk). Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data. The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort. Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recurring
     The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, June 30, 2010 and December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

	June 30, 2010		December 31, 2009
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial assets:
Fixed-price sales contracts	$—	$5,121	$—	$4,959
Futures contracts for inventory and fixed-price sales contracts	4,973	—	—	—
Asset held in trust	—	—	1,793	—
Interest rate derivatives	—	—	—	17,204

Financial liabilities:
Fixed-price sales contracts	—	(166)	—	(3,662)
Futures contracts for inventory and fixed-price sales contracts	(202)	—	(11,003)	—
Interest rate derivatives	—	(18,953)	—	—

Total	$4,771	$(13,998)	$(9,210)	$18,501

     The value of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the NYMEX. The value of the Level 1 asset held in trust was obtained from quoted market prices. The value of the Level 2 derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivatives was based on observable market data related to similar obligations.
     The Level 2 derivative assets of $5.1 million and $5.0 million as of June 30, 2010 and December 31, 2009, respectively, are net of a credit valuation adjustment (“CVA”) of ($0.6) million and ($0.9) million, respectively. Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate. The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Recurring
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table presents the fair value of an asset carried on the condensed consolidated balance sheet by asset classification and by level within the valuation hierarchy (as described above) at the date indicated for which a nonrecurring change in fair value has been recorded during the three and six months ended June 30, 2009:

	June 30,				Total
	2009	Level 1	Level 2	Level 3	Losses
Assets held for sale (1)	$5,760	$—	$—	$5,760	$72,540

(1)	Represents net assets held for sale that were included in prepaid and other current assets at June 30, 2009 (see Note 2).
     As a result of a loss in the customer base utilizing the Buckeye NGL Pipeline, we recorded a non-cash impairment charge of $72.5 million during the three and six months ended June 30, 2009. The estimated fair value was based on a probability-weighted combination of income and market approaches.
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
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended June 30, 2010 and 2009:

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$65	$207	$117	$105
Interest cost	227	369	786	491
Expected return on plan assets	(86)	(189)	—	—
Amortization of prior service benefit	(11)	(118)	(1,175)	(859)
Amortization of unrecognized losses	242	355	354	261
Settlement/curtailment charge (1)	—	7,171	—	800

Net periodic benefit costs	$437	$7,795	$82	$798

(1)	In connection with Buckeye’s reorganization in 2009, $8.0 million of the aggregate amount of $28.1 million of expenses incurred through June 30, 2009 was recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the six months ended June 30, 2010 and 2009:

	RIGP		Retiree Medical Plan
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$133	$415	$147	$210
Interest cost	459	740	991	983
Expected return on plan assets	(174)	(380)	—	—
Amortization of prior service benefit	(23)	(235)	(1,482)	(1,719)
Amortization of unrecognized losses	490	712	447	522
Settlement/curtailment charge (1)	—	7,171	—	800

Net periodic benefit costs	$885	$8,423	$103	$796

(1)	In connection with Buckeye’s reorganization in 2009, $8.0 million of the aggregate amount of $28.1 million of expenses incurred through June 30, 2009 was recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments.
     During the six months ended June 30, 2010, we contributed $1.5 million to the RIGP.
14. UNIT-BASED COMPENSATION PLANS
     We have Management Units (see Note 1) and an equity compensation plan (“GP Equity Compensation Plan”) for certain members of our and BGH GP’s senior management. The GP Equity Compensation Plan includes both time-based and performance-based participation in the equity of BGH GP (but not ours) referred to as override units. Compensation expense recorded with respect to the override units was $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.
     Buckeye awards unit-based compensation to employees and directors primarily under the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”), which became effective in March 2009. Buckeye formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized total unit-based compensation expense related to the LTIP and the Option Plan of $1.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $2.5 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BGH GP’s Override Units
     No override units were granted or forfeited during the six months ended June 30, 2010. The following is a summary of the activity of the override units as of June 30, 2010 (units in thousands):

	Number of Override Units			Total Number
			Operating	of Units
	Value A Units	Value B Units	Units	Awarded

Unvested at December 31, 2009	1,699	1,699	812	4,210
Vested	—	—	(165)	(165)

Unvested at June 30, 2010	1,699	1,699	647	4,045

	Compensation Costs for Override Units
			Operating
	Value A Units	Value B Units	Units	Totals

Total fair value of all outstanding override units	$3,587	$2,179	$5,808	$11,574
Less: Expense recorded from plan inception to June 30, 2010	—	—	(3,984)	(3,984)

Estimated future compensation costs at June 30, 2010	$3,587	$2,179	$1,824	$7,590

Buckeye’s Long-Term Incentive Plan
     The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through June 30, 2010, awards representing a total of 1,113,451 additional LP Units could be issued under the LTIP.
     On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”). The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which Buckeye’s phantom units may be awarded in lieu of cash compensation at the election of the employee. At December 31, 2009, eligible employees were allowed to defer up to 50% of their 2009 compensation award under Buckeye’s Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”). Participants also receive one matching phantom unit for each Deferral Unit. Approximately $1.8 million of 2009 compensation awards had been deferred at December 31, 2009, for which 62,332 phantom units (including matching units) were granted during the three months ended March 31, 2010. These grants are included as granted in the LTIP activity table below.
Awards under the LTIP
     During the six months ended June 30, 2010, the Compensation Committee granted 123,290 phantom units to employees (including the 62,332 phantom units granted pursuant to the Deferral Plan discussed above), 12,000 phantom units to independent directors of Buckeye GP and MainLine Management, and 121,926 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $0.3 million for the six months ended June 30, 2010.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the LTIP activity for the periods indicated:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)	Total Value
Unvested at January 1, 2010	140,095	$39.81	$5,577
Granted	257,216	56.20	14,455
Vested	(18,454)	39.17	(723)
Forfeited	(11,281)	48.28	(545)

Unvested at June 30, 2010	367,576	$51.05	$18,764

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.
     At June 30, 2010, approximately $13.1 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 2.2 years.
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
     We incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended March 31, 2009. The senior administrative charge was waived indefinitely on April 1, 2009 as these affiliates are currently not providing services to us that were contemplated as being covered by the senior administrative charge. As a result, there were no related charges recorded in the last nine months of 2009 or during the six months ended June 30, 2010.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. CASH DISTRIBUTIONS
     We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions totaled $23.8 million and $19.2 million during the six months ended June 30, 2010 and 2009, respectively.
     On August 6, 2010, we announced a quarterly distribution of $0.45 per Common Unit that will be paid on August 31, 2010, to unitholders of record on August 16, 2010. Total cash distributed to unitholders on August 31, 2010 will total approximately $12.7 million.
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
     The following table is a reconciliation of the weighted average number of Common Units used in the basic and diluted earnings per unit calculations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
Weighted average common units outstanding	27,774	27,770	27,774	27,770
Weighted average management units outstanding	526	530	526	530

Units for basic	28,300	28,300	28,300	28,300

Diluted:
Units used for basic calculation	28,300	28,300	28,300	28,300
Dilutive effect of additional management units	—	—	—	—

Units for diluted	28,300	28,300	28,300	28,300

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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Financial information about each segment is presented below for the periods or at the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Pipeline Operations	$99,339	$98,175	$195,876	$197,370
Terminalling & Storage	40,768	29,429	83,139	60,072
Natural Gas Storage	21,249	16,672	46,655	31,749
Energy Services	501,949	201,676	1,070,151	470,156
Development & Logistics	10,785	8,805	18,300	17,930
Intersegment	(6,814)	(3,537)	(15,671)	(9,217)

Total revenue	$667,276	$351,220	$1,398,450	$768,060

Operating income (loss):
Pipeline Operations	44,535	$(51,085)	$89,900	$(6,638)
Terminalling & Storage	23,914	11,115	47,039	21,772
Natural Gas Storage	3,302	5,817	6,753	11,981
Energy Services	(471)	(1,432)	(3,868)	4,784
Development & Logistics	659	153	1,606	1,534

Total operating income (loss)	$71,939	$(35,432)	$141,430	$33,433

Depreciation and amortization:
Pipeline Operations	9,079	$8,984	$18,032	$17,823
Terminalling & Storage	2,349	1,866	4,665	3,588
Natural Gas Storage	1,640	1,243	3,281	2,702
Energy Services	1,176	983	2,371	1,960
Development & Logistics	425	483	848	850

Total depreciation and amortization	$14,669	$13,559	$29,197	$26,923

Capital additions, net: (1)
Pipeline Operations			$14,252	$12,561
Terminalling & Storage			7,621	12,021
Natural Gas Storage			3,292	12,906
Energy Services			2,064	1,802
Development & Logistics			343	529

Total capital additions, net			$27,572	$39,819

Contributions to equity investments:
Pipeline Operations			$—	$3,880

Total contributions to equity investments			$—	$3,880

(1)	Amount excludes ($1.2) million and ($0.9) million of non-cash changes in accruals for capital expenditures for the six months ended June 30, 2010 and 2009, respectively (see Note 19).

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2010	2009
Total Assets:
Pipeline Operations (1)	$1,536,124	$1,592,916
Terminalling & Storage	526,720	532,971
Natural Gas Storage	548,061	573,261
Energy Services	436,271	482,025
Development & Logistics	63,159	74,476
Consolidating level	233,544	230,922

Total assets	$3,343,879	$3,486,571

Goodwill:
Pipeline Operations	$198,632	$198,632
Terminalling & Storage	49,618	49,618
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	13,182	13,182

Total goodwill	$432,124	$432,124

(1)	All equity investments are included in the assets of the Pipeline Operations segment.
19. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
Cash paid for interest (net of capitalized interest)	$40,165	$33,349
Cash paid for income taxes	419	1,298
Capitalized interest	1,117	2,684

Non-cash changes in assets and liabilities:
Change in capital expenditures in accounts payable	$(1,186)	$(865)
20. SUBSEQUENT EVENT
     On August 2, 2010, we completed the acquisition of additional shares of West Shore Pipe Line Company (“West Shore”) common stock from an affiliate of BP plc, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%. We paid approximately $13.4 million for this additional interest.

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
Cautionary Note Regarding Forward-Looking Statements
     This discussion contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this quarterly report on Form 10-Q. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
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
Overview of BGH
     Buckeye GP Holdings L.P. is a publicly traded Delaware master limited partnership (“MLP”), the common units (“Common Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BGH.” We own 100% of Buckeye GP LLC (“Buckeye GP”), which is the general partner of Buckeye Partners, L.P. (“Buckeye”). Buckeye is also a publicly traded Delaware MLP which was organized in 1986, and its limited partner units (“LP Units”) are separately traded on the NYSE under the ticker symbol “BPL.” Approximately 62% of our outstanding equity, which includes Common Units and management units (“Management Units”) are owned by BGH GP Holdings, LLC (“BGH GP”) and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and certain investment funds along with certain members of senior management of Buckeye GP. MainLine Management LLC, a Delaware limited liability company (“MainLine Management”), is our general partner and is wholly owned by BGH GP. Unless the context requires otherwise, references to “we,” “us,” “our” or “BGH” are intended to mean the business and operations of Buckeye GP Holdings L.P. on a consolidated basis, including those of Buckeye. References to “Buckeye” mean Buckeye Partners, L.P. and its consolidated subsidiaries.

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
     The following table summarizes the cash we received for the three and six months ended June 30, 2010 and 2009 as a result of our partnership interests in Buckeye (in thousands, except unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Incentive payments from Buckeye	$12,604	$11,466	$24,918	$21,971
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	—	534	403	896
Distributions from the ownership of 243,914 of Buckeye’s GP Units	231	220	460	436
Distributions from the ownership of 80,000 of Buckeye’s LP Units	76	72	151	143

Cash received	$12,911	$12,292	$25,932	$23,446

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

Recent Developments
Agreement and Plan of Merger
     On June 10, 2010, we and our general partner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buckeye, its general partner, and Grand Ohio, LLC (“Merger Sub”), Buckeye’s subsidiary, pursuant to which Merger Sub will be merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by Buckeye’s general partner will be cancelled, the general partner units held by Buckeye’s general partner (representing an approximate 0.5% general partner interest in Buckeye) will be converted to a non-economic general partner interest, all of the economic interest in us will be acquired by BPL and our unitholders will receive aggregate consideration of approximately 20.0 million of Buckeye’s LP Units.
     The terms of the Merger Agreement were unanimously approved by the audit committee of the board of directors of our general partner (“Audit Committee”), and by the board of directors of Buckeye’s general partner. Additionally, our majority unitholder, BGH GP Holdings, LLC, and ArcLight Energy Partners Fund III, L.P., ArcLight Energy Partners Fund IV, L.P., Kelso Investment Associates VII, L.P., and KEP VI, LLC have executed a Support Agreement (“Support Agreement”) agreeing to vote in favor of the Merger and against any alternative transaction. The Support Agreement will automatically terminate if the board of directors of our general partner changes its recommendation to our unitholders with respect to the Merger or the Merger Agreement is terminated.
     After the Merger, the board of directors of Buckeye’s general partner is expected to consist of nine members, three of whom are expected to be the existing independent members of Buckeye’s Audit Committee, one of whom is expected to be the existing chief executive officer of Buckeye’s general partner and three of whom are expected to be the three existing independent members of the audit committee of the board of directors of our general partner. In addition, our general partner, which will own a non-economic general partner interest in us and will continue to be owned by BGH GP Holdings, LLC, will have the right and authority to designate two additional members of the board of directors, subject to reduction if BGH GP Holdings, LLC’s ownership of Buckeye’s LP Units drops below certain thresholds. The remaining seven members of Buckeye’s general partner’s board of directors will be elected by holders of its LP Units.
     The Merger Agreement is subject to, among other things, approval by the affirmative vote of the holders of a majority of Buckeye’s LP Units outstanding and entitled to vote at a meeting of the holders of Buckeye’s LP Units, approval by the (a) affirmative vote of holders of a majority of our Common Units and (b) affirmative vote of holders of a majority of our Common Units and management units, voting together as a single class, and the effectiveness of a registration statement on Form S-4 with respect to the issuance of Buckeye’s LP Units in connection with the Merger.
     The Merger will be accounted for as an equity transaction. Therefore, changes in our ownership interest as a result of the Merger will not result in gain or loss recognition. We will be considered the surviving consolidated entity for accounting purposes, while Buckeye will be the surviving consolidated entity for legal and reporting purposes.
     We and Buckeye incurred a total of $3.8 million of costs associated with the Merger during the three and six months ended June 30, 2010, of which $1.5 million has been paid. We charged these costs directly to partners’ capital.
Amendment to BES Credit Agreement
     On June 25, 2010, Buckeye Energy Services LLC (“BES”) amended and restated its credit agreement (the “BES Credit Agreement”) to increase the total commitments for borrowings available to BES up to $500.0 million. However, the maximum amount available to be borrowed under the amended and restated BES Credit Agreement is initially limited to $350.0 million. An accordion feature provides BES the ability to increase the commitments under the BES Credit Agreement to $500.0 million, subject to obtaining the requisite commitments and satisfying other customary conditions. In addition to the accordion, subject to BES’s satisfaction of certain financial covenants, BES may, from time to time, elect to increase or decrease the maximum amount available for borrowing under the BES Credit Agreement in $5.0 million increments, but in no event below $150.0 million or above $500.0 million. The maturity date of the BES Credit Agreement is June 25, 2013. BES incurred $3.2 million of debt issuance costs related to the amendment, which will be amortized into interest expense over the term of the BES Credit Agreement. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
Purchase of Additional Interest in West Shore Pipe Line Company
     On August 2, 2010, we completed the acquisition of additional shares of West Shore Pipe Line Company (“West Shore”) common stock from an affiliate of BP plc, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%. We paid approximately $13.4 million for this additional interest.
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
Results of Operations
     The results of operations discussed below principally reflect the activities of Buckeye. Since our condensed consolidated financial statements include the consolidated results of Buckeye, our condensed consolidated financial statements are substantially similar to Buckeye’s except as noted below:
•	Interest of noncontrolling partners in Buckeye — Our condensed consolidated balance sheets include a noncontrolling interests capital account that reflects the proportion of Buckeye owned by its partners other than us. Similarly, the ownership interests in Buckeye held by its partners other than us are reflected in our condensed consolidated statements of operations as income attributable to noncontrolling interests. These noncontrolling interest accounts are not reflected in Buckeye’s condensed consolidated financial statements.

•	Our capital structure — In addition to incorporating the assets and liabilities of Buckeye, our condensed consolidated balance sheets include our own indebtedness and related debt placement costs, and the partners’ capital on our condensed consolidated balance sheets represent our partners’ capital as opposed to the capital reflected in Buckeye’s condensed consolidated balance sheets, which reflects the ownership interest of all its partners, including its owners other than us or Services Company. Consequently, our condensed consolidated statements of operations reflect additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye’s condensed consolidated financial statements.

•	Inclusion of Services Company — The financial statements of Services Company, which employs the employees who manage and operate our assets, are consolidated into our financial statements. The condensed consolidated financial statements of Buckeye do not include the financial statements of Services Company.

•	Our general and administrative expenses — We incur general and administrative expenses that are independent from Buckeye’s operations and are not reflected in Buckeye’s condensed consolidated financial statements.

•	Elimination of intercompany transactions — Intercompany obligations and payments among Buckeye and its consolidated subsidiaries, us and Services Company are reflected in Buckeye’s condensed consolidated financial statements but are eliminated in our condensed consolidated financial statements.

Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Pipeline Operations	$99,339	$98,175	$195,876	$197,370
Terminalling & Storage	40,768	29,429	83,139	60,072
Natural Gas Storage	21,249	16,672	46,655	31,749
Energy Services	501,949	201,676	1,070,151	470,156
Development & Logistics	10,785	8,805	18,300	17,930
Intersegment	(6,814)	(3,537)	(15,671)	(9,217)

Total revenues	$667,276	$351,220	$1,398,450	$768,060

Total costs and expenses: (1)
Pipeline Operations	$54,804	$149,260	$105,976	$204,008
Terminalling & Storage	16,854	18,314	36,100	38,300
Natural Gas Storage	17,947	10,855	39,902	19,768
Energy Services	502,420	203,108	1,074,019	465,372
Development & Logistics	10,126	8,652	16,694	16,396
Intersegment	(6,814)	(3,537)	(15,671)	(9,217)

Total costs and expenses	$595,337	$386,652	$1,257,020	$734,627

Depreciation and amortization:
Pipeline Operations	$9,079	$8,984	$18,032	$17,823
Terminalling & Storage	2,349	1,866	4,665	3,588
Natural Gas Storage	1,640	1,243	3,281	2,702
Energy Services	1,176	983	2,371	1,960
Development & Logistics	425	483	848	850

Total depreciation and amortization	$14,669	$13,559	$29,197	$26,923

Asset impairment expense:
Pipeline Operations	$—	$72,540	$—	$72,540

Reorganization expense:
Pipeline Operations	$—	$23,054	$—	$23,054
Terminalling and Storage	—	2,402	—	2,402
Natural Gas Storage	—	291	—	291
Energy Services	—	944	—	944
Development and Logistics	—	1,422	—	1,422

Total reorganization expense	$—	$28,113	$—	$28,113

Operating income (loss):
Pipeline Operations	$44,535	$(51,085)	$89,900	$(6,638)
Terminalling & Storage	23,914	11,115	47,039	21,772
Natural Gas Storage	3,302	5,817	6,753	11,981
Energy Services	(471)	(1,432)	(3,868)	4,784
Development & Logistics	659	153	1,606	1,534

Total operating income (loss)	$71,939	$(35,432)	$141,430	$33,433

(1)	Total costs and expenses includes depreciation and amortization, asset impairment expense and reorganization expense.

     Costs and expenses attributable to Buckeye, Services Company and us were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Attributable to Buckeye	$593,437	$385,728	$1,253,591	$732,465
Elimination of Buckeye deferred charge	(1,175)	(1,175)	(2,349)	(2,349)
Net effect of ESOP charges	1,211	246	2,086	645
Attributable to BGH	1,864	1,853	3,692	3,866

Total costs and expenses	$595,337	$386,652	$1,257,020	$734,627

     Amounts attributable to us were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Payroll and payroll benefits	$1,109	$1,182	$2,225	$2,369
Professional fees	311	359	432	656
Other	444	312	1,035	841

Total	$1,864	$1,853	$3,692	$3,866

     Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye based on a negotiated fee, as well as allocations of the cost of Buckeye personnel performing administrative services directly for us.
     The following table presents product volumes transported in the Pipeline Operations segment and average daily throughput for the Terminalling & Storage segment in barrels per day (“bpd”) and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pipeline Operations (average bpd):
Gasoline	668,900	685,700	639,100	659,200
Jet fuel	339,300	345,100	330,900	339,200
Diesel fuel	223,100	193,200	225,300	207,500
Heating oil	36,100	52,200	74,800	91,500
LPGs	21,300	18,800	20,900	16,600
NGLs	—	20,500	—	20,900
Other products	3,700	10,000	2,100	11,700

Total Pipeline Operations	1,292,400	1,325,500	1,293,100	1,346,600

Terminalling & Storage (average bpd):
Products throughput (1)	570,000	459,800	563,200	470,200

Energy Services (in thousands of gallons):
Sales volumes	235,100	134,000	502,100	317,000

(1)	Reported quantities exclude transfer volumes, which are non-revenue generating transfers among our various terminals. For the three and six months ended June 30, 2009, we previously reported 489.4 thousand and 505.1 thousand, respectively, which included transfer volumes.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Consolidated
     Consolidated income attributable to unitholders. Consolidated income attributable to our unitholders was $11.5 million for the three months ended June 30, 2010 compared to $9.8 million for the three months ended June 30, 2009. The increase in income attributable to our unitholders was due to increases in Buckeye’s quarterly cash distribution. As mentioned above, the incentive distribution rights entitle us to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded. As a result, increases in Buckeye’s distributions cause increases in income attributable to our unitholders. During the three months ended June 30, 2010, Buckeye paid a $0.95 per LP Unit distribution as compared to a $0.90 per LP Unit distribution in the three months ended June 30, 2009, which resulted in an increase of $1.1 million in incentive distributions in the 2010 period as compared to the corresponding period in 2009.
     Revenue. Revenue was $667.3 million for the three months ended June 30, 2010, which is an increase of $316.1 million, or 90.0%, from the three months ended June 30, 2009. This overall increase was caused by increases in revenues in all segments for the three months ended June 30, 2010 as compared to the corresponding period in 2009 as follows:
•	an increase of $300.2 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the three months ended June 30, 2010 as compared to the corresponding period in 2009;

•	an increase of $11.4 million in revenue from the Terminalling & Storage segment, resulting from increased throughput volumes, increased fees, storage and rental revenue, including $1.5 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, increased revenue from the contribution of terminals acquired in November 2009 and favorable settlement experience;

•	an increase of $4.5 million in revenue from the Natural Gas Storage segment, resulting primarily from higher fees from hub services transactions recognized as revenue, partially offset by reduced lease revenues as a result of general market conditions, including reduced market-based fees charged for storage services as a result of high storage inventory levels in the western region, above normal temperatures and general uncertainty regarding the economic recovery;

•	an increase of $2.0 million in revenue from the Development & Logistics segment, resulting primarily from the sale of ammonia linefill; and

•	an increase of $1.1 million in revenue from the Pipeline Operations segment, resulting from the benefit of higher tariffs, favorable settlement experience, increased revenues from the contribution of pipeline assets acquired in November 2009 and increased other revenues.
     Total Costs and Expenses. Total costs and expenses were $595.3 million for the three months ended June 30, 2010, which is an increase of $208.6 million, or 54.0%, from the corresponding period in 2009. Total costs and expenses reflect:
•	an increase in refined petroleum product prices, which, coupled with an increase in volumes sold, resulted in a $299.7 million increase in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period;

•	an increase of $7.1 million in the Natural Gas Storage segment’s costs and expenses resulting from higher costs associated with hub services transactions recognized as expense caused primarily by general market conditions as discussed above;

•	an increase in the Development & Logistics segment’s costs and expenses due to $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy (see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion); and

•	an increase of $1.0 million in depreciation and amortization, primarily due to expense on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, and certain internal-use software, which was placed in service in the fourth quarter of 2009, and an increase of $1.1 million in non-cash unit-based compensation expense.
     Total costs and expenses in the 2009 period include the recognition of a non-cash $72.5 million asset impairment expense in the Pipeline Operations segment related to the Buckeye NGL Pipeline and $28.1 million of expenses across all segments associated with organizational restructuring. These two charges were the primary cause of a partially offsetting decrease in total costs and expenses for the 2010 period as compared to the 2009 period. Total costs and expenses for the three months ended June 30, 2010 reflect the effectiveness of cost management efforts we implemented in 2009. Largely as a result of these efforts, costs decreased by approximately $4.6 million during the three months ended June 30, 2010 as compared to the corresponding period in 2009.
     Total costs and expenses also reflect the following decreases:
•	a decrease in costs and expenses of the Pipeline Operations segment, resulting substantially from a decrease related to the asset impairment expense and the organizational restructuring charges recognized in the 2009 period as discussed above and lower payroll and benefits costs, which was primarily attributable to the organizational restructuring that occurred in 2009 and resulted in reduced headcount, partially offset by increased integrity program expenses and increased professional fees; and

•	a decrease in costs and expenses of the Terminalling & Storage segment, resulting primarily from a decrease related to expenses for organizational restructuring recognized in the 2009 period and decreased payroll and benefits costs, partially offset by higher environmental remediation expenses and higher operating expenses for terminals acquired in November 2009.
     Operating Income. Operating income was $71.9 million for the three months ended June 30, 2010 compared to operating loss of $35.4 million for the three months ended June 30, 2009. Interest and debt expense increased by $5.2 million for the three months ended June 30, 2010 as compared to the corresponding period in 2009, which increase was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019 and higher outstanding borrowings under the BES Credit Agreement, partially offset by lower outstanding borrowings under Buckeye’s unsecured revolving credit agreement (the “Credit Facility”). In addition, depreciation and amortization increased by $1.0 million, primarily due to expense on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, and certain internal-use software, which was placed in service in the fourth quarter of 2009. Income from equity investments decreased by $0.3 million for the three months ended June 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
     Income attributable to noncontrolling interests. Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s income to its limited partner interest not owned by us or Services Company, was $41.9 million for the three months ended June 30, 2010 as compared to a loss of $58.2 million in the corresponding period in 2009, primarily due to the recognition of the asset impairment expense and the organizational restructuring charges in the 2009 period.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
Pipeline Operations
     Revenue. Revenue from the Pipeline Operations segment was $99.3 million for the three months ended June 30, 2010, which is an increase of $1.1 million, or 1.2%, from the corresponding period in 2009. Revenues increased due to the benefit of higher tariffs of $1.9 million, the result of overall average tariff increases of approximately 3.8% implemented on July 1, 2009 and 2.61% implemented on May 1, 2010. In addition, favorable settlement experience of $1.0 million, increased revenues of $0.8 million from pipeline assets acquired in November 2009 and increased other revenue of $2.4 million contributed to the increase in revenues. These increases in revenue were partially offset by a $3.2 million decrease related to a 2.5% decrease in transportation volumes due in part to the sale of the Buckeye NGL Pipeline on January 1, 2010 and reduced revenues of $1.3 million from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contract to the Development & Logistics segment.
     Total Costs and Expenses. Total costs and expenses from the Pipeline Operations segment were $54.8 million for the three months ended June 30, 2010, which is a decrease of $94.5 million, or 63.3%, from the corresponding period in 2009. Total costs and expenses for the 2009 period include a $72.5 million non-cash asset impairment expense and $23.1 million of expense related to an organizational restructuring. These charges in the 2009 period were the primary reason that costs and expenses in the 2009 period were 63.3% higher than in the 2010 period. Total costs and expenses for the three months ended June 30, 2010 also reflect an increase of $2.1 million in integrity program expenses, primarily due to increased levels of pipeline maintenance activities, and an increase of $0.7 million in professional fees, partially offset by a decrease of $1.3 million in payroll and benefits costs primarily related to our best practices initiative in 2009, and a decrease of $1.2 million in operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative.
     Operating Income. Operating income from the Pipeline Operations segment was $44.5 million for the three months ended June 30, 2010 compared to an operating loss of $51.1 million for the three months ended June 30, 2009. Income from equity investments decreased by $0.3 million for the three months ended June 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Revenue. Revenue from the Terminalling & Storage segment was $40.8 million for the three months ended June 30, 2010, which is an increase of $11.4 million, or 38.5%, from the corresponding period in 2009. Approximately $8.7 million of the increase resulted primarily from terminals acquired in November 2009, internal growth projects, increased throughput volumes, higher fees, higher storage and rental revenue, including $1.5 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, and increased butane-blending revenue. Also contributing to the improved revenue was an increase of $2.6 million in settlement experience reflecting the favorable impact of higher refined petroleum product prices during the three months ended June 30, 2010 as compared to the corresponding period in 2009. In addition to the 13.8% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 10.2% for the three months ended June 30, 2010 as compared to the corresponding period in 2009, largely due to increased ethanol throughput volumes.
     Total Costs and Expenses. Total costs and expenses from the Terminalling & Storage segment were $16.9 million for the three months ended June 30, 2010, which is a decrease of $1.4 million, or 8.0%, from the corresponding period in 2009. The decrease in total costs and expenses in the 2010 period as compared to the 2009 period is due to a $2.4 million decrease related to expenses for organizational restructuring recognized in the 2009 period and a $1.1 million decrease in payroll and benefits costs primarily related to our best practices initiative in 2009. These decreases were partially offset by a $0.8 million increase in environmental remediation expenses, a $0.6 million increase in operating expenses for terminals acquired in November 2009 and a $0.4 million increase in depreciation and amortization.
     Operating Income. Operating income from the Terminalling & Storage segment was $23.9 million for the three months ended June 30, 2010 compared to operating income of $11.1 million for the three months ended June 30, 2009. Depreciation and amortization increased by $0.4 million for the three months ended June 30, 2010 as a result of the terminals acquired in November 2009. Other revenue and expense items impacting operating income are discussed above.

Natural Gas Storage
     Revenue. Revenue from the Natural Gas Storage segment was $21.2 million for the three months ended June 30, 2010, which is an increase of $4.5 million, or 27.5%, from the corresponding period in 2009. This overall increase is attributable to greater underlying volume and higher fees recognized as revenue for hub services provided during the three months ended June 30, 2010. The fees for hub services agreements are based on the relative market prices of natural gas over different delivery periods. A positive market price spread results in receipt of a fee from the customer that is reflected as transportation and other services revenue. A negative market price spread results in payment of a fee to the customer that is reflected as cost of natural gas storage services. These fees are recognized as revenue or cost of natural gas storage services ratably as the underlying services are provided or utilized. Such agreements allow us to maximize the daily utilization of the natural gas storage facility and to attempt to capture value from seasonal price differences in the natural gas markets. During the three months ended June 30, 2010 and 2009, there were 165 and 150 outstanding hub service contracts, respectively, for which revenue was being recognized ratably. Market conditions contributed to higher fees of $5.2 million for hub service agreements recognized as revenue during the three months ended June 30, 2010 compared to the same period in 2009, partially offset by reduced market-based fees charged for storage services as a result of high storage inventory levels in the western region, above normal temperatures and general uncertainty regarding the economic recovery. Additionally, lease revenue decreased $0.6 million for the three months ended June 30, 2010, as a decrease in the fee charged for each volumetric unit of storage capacity leased was partially offset by increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $17.9 million for the three months ended June 30, 2010, which is an increase of $7.1 million, or 65.3%, from the corresponding period in 2009. The primary driver of the increase in expenses is an increase in hub services fees paid to customers for hub service activities. As stated above, hub service fees are based on the relative market prices of natural gas over different delivery periods; a negative market price spread results in payment of a fee to the customer that is reflected as cost of natural gas storage services ratably as those services are provided. Other operating expenses increased $0.7 million, primarily due to increased fuel costs, professional fees, maintenance materials expense and rental expense. Total costs and expenses also include an increase of $0.4 million in depreciation and amortization, partially offset by a decrease of $0.3 million related to an organizational restructuring recognized in the 2009 period.
     Operating Income. Operating income from the Natural Gas Storage segment was $3.3 million for the three months ended June 30, 2010 compared to operating income of $5.8 million for the three months ended June 30, 2009. Depreciation and amortization increased by $0.4 million for the three months ended June 30, 2010 from the corresponding period in 2009 due to expense on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Revenue. Revenue from the Energy Services segment was $501.9 million for the three months ended June 30, 2010, which is an increase of $300.2 million, or 148.9%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices, which correspondingly increased the cost of product sales, and an increase of 75.4% in sales volumes.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $502.4 million for the three months ended June 30, 2010, which is an increase of $299.3 million, or 147.4%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $299.7 million in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices, an increase of $0.4 million in payroll related costs and an increase of $0.4 million in bad debt expense, partially offset by a decrease of $0.7 million in maintenance materials expense and professional fees and a decrease of $0.9 million related to an organizational restructuring recognized in the 2009 period.

     Operating Income (loss). Operating loss from the Energy Services segment was $0.5 million for the three months ended June 30, 2010 compared to an operating loss of $1.4 million for the three months ended June 30, 2009. Depreciation and amortization increased by $0.2 million for the three months ended June 30, 2010 from the corresponding period in 2009 due to amortization of certain internal-use software that was placed in service in the fourth quarter of 2009. Other revenue and expense items impacting operating income (loss) are discussed above.
Development & Logistics
     Revenue. Revenue from the Development & Logistics segment, which consists principally of our contract operations and engineering services for third-party pipelines, was $10.8 million for the three months ended June 30, 2010, which is an increase of $2.0 million, or 22.5%, from the corresponding period in 2009. The increase in revenue was partially due to a $1.5 million increase in other revenue, primarily from the recognition of $1.1 million of revenue related to the sale of ammonia linefill. In addition, operating service revenues increased $2.2 million from the 2009 period, primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment. These increases in revenue were partially offset by the completion and non-replacement of construction projects in 2009, resulting in a $2.1 million reduction in certain construction contract revenues.
     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $10.1 million for the three months ended June 30, 2010, which is an increase of $1.4 million, or 17.0%, from the corresponding period in 2009. The increase in total costs and expenses was the result of the recognition of $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, and increased operating services activities discussed above, partially offset by reduced construction contract activity and lower income tax expense. Total costs and expenses also include a decrease of $1.4 million related to an organizational restructuring recognized in the 2009 period.
     Operating Income. Operating income from the Development & Logistics segment was $0.7 million for the three months ended June 30, 2010 compared to operating income of $0.2 million for the three months ended June 30, 2009. Income tax expense decreased by $0.7 million for the three months ended June 30, 2010 due to the recognition of a tax benefit of $0.6 million primarily related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy as discussed above. Other revenue and expense items impacting operating income are discussed above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Consolidated
     Consolidated income attributable to our unitholders was $22.8 million for the six months ended June 30, 2010 compared to $19.9 million for the six months ended June 30, 2009. The increase in income attributable to our unitholders was due to increases in Buckeye’s quarterly cash distribution. As mentioned above, the incentive distribution rights entitle us to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded. As a result, increases in Buckeye’s distributions cause increases in income attributable to our unitholders. During the six months ended June 30, 2010, Buckeye paid aggregate distributions of $1.8875 per LP Unit as compared to $1.7875 per LP Unit in the six months ended June 30, 2009, which resulted in an increase of $2.9 million in incentive distributions in the first six months of 2010 as compared to the corresponding period in 2009.
     Revenue. Revenue was $1,398.5 million for the six months ended June 30, 2010, which is an increase of $630.4 million, or 82.1%, from the six months ended June 30, 2009. The increase in revenue for the six months ended June 30, 2010 as compared to the corresponding period in 2009 was caused primarily by the following:
•	an increase of $600.0 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the six months ended June 30, 2010 as compared to the corresponding period in 2009;

•	an increase of $23.0 million in revenue from the Terminalling & Storage segment, resulting from increased throughput volumes, increased fees, storage and rental revenue, including $3.2 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, increased revenue from the contribution of terminals acquired in November 2009 and favorable settlement experience;

•	an increase of $15.0 million in revenue from the Natural Gas Storage segment, resulting primarily from higher fees from hub services transactions recognized as revenue; and

•	an increase of $0.4 million in revenue from the Development & Logistics segment, resulting primarily from the sale of ammonia linefill.
     The increase in revenue was partially offset by:
•	a decrease of $1.5 million in revenue from the Pipeline Operations segment, resulting primarily from lower transportation volumes and lower other revenue, partially offset by increased tariffs, favorable settlement experience and increased revenues from the contribution of pipeline assets acquired in November 2009.
     Total Costs and Expenses. Total costs and expenses were $1,257.0 million for the six months ended June 30, 2010, which is an increase of $522.4 million, or 71.1%, from the corresponding period in 2009. Total costs and expenses reflect:
•	an increase in refined petroleum product prices, which, coupled with an increase in volume sold, resulted in a $609.6 million increase in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period;

•	an increase of $20.2 million in the Natural Gas Storage segment’s costs and expenses resulting from higher costs associated with hub services transactions recognized as expense caused primarily by general market conditions;

•	an increase of $2.3 million in depreciation and amortization, primarily due to expense on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, and certain internal-use software, which was placed in service in the fourth quarter of 2009, and an increase of $2.3 million in non-cash unit-based compensation expense; and

•	an increase of $0.3 million in the Development & Logistics segment’s costs and expense reflecting $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy and increased operating services activities in the 2010 period, partially offset by a decrease of $1.4 million related to an organizational restructuring recognized in the 2009 period and reduced construction contract activity in the 2010 period.
     Total costs and expenses in the 2009 period include the recognition of a non-cash $72.5 million asset impairment expense in the Pipeline Operations segment, related to the Buckeye NGL Pipeline and $28.1 million of expenses across all segments associated with organizational restructuring. These two charges were the primary cause of a partially offsetting decrease in total costs and expenses for the 2010 period as compared to the 2009 period. Total costs and expenses for the six months ended June 30, 2010 reflect the effectiveness of cost management efforts we implemented in 2009. Largely as result of these efforts, costs decreased by approximately $9.4 million during the six months ended June 30, 2010 as compared to the corresponding period in 2009.
     Total costs and expenses also reflect the following decreases:
•	a decrease in costs and expenses of the Pipeline Operations segment, resulting substantially from a decrease related to the asset impairment expense and the organizational restructuring charges recognized in the 2009 period as discussed above and lower payroll and benefits costs, which was primarily attributable to the organizational restructuring that occurred in 2009 and resulted in reduced headcount, as well as from lower contract service activities, lower environmental remediation expenses, lower contract service activities and lower operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative; and

•	a decrease in costs and expenses of the Terminalling & Storage segment, resulting primarily from a decrease related to expenses for organizational restructuring recognized in the 2009 period, lower environmental remediation expenses and lower payroll and benefits costs, partially offset by higher operating expense for terminals acquired in November 2009 and higher bad debt expense.
     Operating Income. Operating income was $141.4 million for the six months ended June 30, 2010 compared to operating income of $33.5 million for the six months ended June 30, 2009. Interest and debt expense increased by $9.4 million for the six months ended June 30, 2010 as compared to the corresponding period in 2009, which increase was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019, higher outstanding borrowings under the BES Credit Agreement and lower interest capitalized on construction projects, partially offset by lower outstanding borrowings under Buckeye’s Credit Facility. In addition, depreciation and amortization increased by $2.3 million, primarily due to expense on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project and certain internal-use software, which was placed in service in the fourth quarter of 2009. Income from equity investments increased by $0.2 million for the six months ended June 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
     Income attributable to noncontrolling interests. Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s income to its limited partner interest not owned by us or Services Company, was $81.3 million for the six months ended June 30, 2010 as compared to a loss of $14.6 million in the corresponding period in 2009, primarily due to the recognition of the asset impairment expense and the organizational restructuring charges in the 2009 period.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
Pipeline Operations
     Revenue. Revenue from the Pipeline Operations segment was $195.9 million for the six months ended June 30, 2010, which is a decrease of $1.5 million, or 0.8%, from the corresponding period in 2009. Revenues decreased by $8.9 million, resulting from a 4.0% decrease in transportation volumes, due in part to the sale of the Buckeye NGL Pipeline on January 1, 2010, and a $2.2 million decrease from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contract to the Development & Logistics segment. These decreases in revenue were partially offset by higher tariffs of $4.6 million, the result of overall average tariff increases of approximately 3.8% implemented on July 1, 2009 and 2.61% implemented on May 1, 2010, favorable settlement experience of $3.0 million and increased revenues of $1.4 million from pipeline assets acquired in November 2009.
     Total Costs and Expenses. Total costs and expenses from the Pipeline Operations segment were $106.0 million for the six months ended June 30, 2010, which is a decrease of $98.0 million, or 48.1%, from the corresponding period in 2009. Total costs and expenses for the 2009 period include a $72.5 million non-cash asset impairment expense and $23.1 million of expense related to organizational restructuring. These charges in the six months ended June 30, 2009 were the primary reason that total costs and expenses in the 2009 period were 48.1% higher than in the 2010 period. In addition, total costs and expenses in the 2010 period were lower than in the 2009 period as a result of a $3.3 million decrease in payroll and benefits costs, resulting primarily from our best practices initiative, a $1.5 million reduction in environmental remediation expenses, a $1.3 million decrease in operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative, a $1.2 million decrease in contract service activities at customer facilities connected to our refined petroleum products pipelines, and a $0.8 million decrease in product costs, resulting from reduced volumes of product sold to a wholesale distributor. These decreases in total costs and expenses were partially offset by an increase of $4.7 million in professional fees and other expenses, including an increase of $2.2 million in integrity program expenses and an increase of $0.6 million in bad debt expense.

     Operating Income. Operating income from the Pipeline Operations segment was $89.9 million for the six months ended June 30, 2010 compared to an operating loss of $6.6 million for the six months ended June 30, 2009. Depreciation and amortization increased by $0.2 million for the six months ended June 30, 2010 from the corresponding period in 2009. Income from equity investments increased by $0.2 million for the six months ended June 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Revenue. Revenue from the Terminalling & Storage segment was $83.1 million for the six months ended June 30, 2010, which is an increase of $23.0 million, or 38.4%, from the corresponding period in 2009. Approximately $19.5 million of the increase resulted primarily from terminals acquired in November 2009, internal growth projects, increased throughput volumes, higher fees, higher storage and rental revenue, including $3.2 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, and increased butane-blending revenue. Also contributing to the improved revenue was an increase of $3.5 million in settlement experience, reflecting the favorable impact of higher refined petroleum product prices during the six months ended June 30, 2010 as compared to the corresponding period in 2009. In addition to the 12.1% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 7.6% for the six months ended June 30, 2010 as compared to the corresponding period in 2009, largely due to increased ethanol throughput volumes.
     Total Costs and Expenses. Total costs and expenses from the Terminalling & Storage segment were $36.1 million for the six months ended June 30, 2010, which is a decrease of $2.2 million, or 5.7%, from the corresponding period in 2009. The decrease in total costs and expenses in the 2010 period as compared to the 2009 period is due to a $2.4 million decrease related to expenses for organizational restructuring recognized in the 2009 period, a $1.5 million decrease in environmental remediation expenses and a $1.5 million decrease in payroll and benefits costs primarily related to our best practices initiative in 2009, partially offset by a $1.3 million increase in operating expenses for terminals acquired in November 2009, a $0.6 million increase in bad debt expense and a $1.1 million increase in depreciation and amortization, primarily due to expense on assets acquired in November 2009.
     Operating Income. Operating income from the Terminalling & Storage segment was $47.0 million for the six months ended June 30, 2010 compared to operating income of $21.8 million for the six months ended June 30, 2009. Depreciation and amortization increased by $1.1 million for the six months ended June 30, 2010 as a result of the terminals acquired in November 2009. Other revenue and expense items impacting operating income are discussed above.
Natural Gas Storage
     Revenue. Revenue from the Natural Gas Storage segment was $46.7 million for the six months ended June 30, 2010, which is an increase of $15.0 million, or 46.9%, from the corresponding period in 2009. This overall increase is attributable to greater underlying volume and higher fees recognized as revenue for hub services provided during the six months ended June 30, 2010. During the six months ended June 30, 2010 and 2009, there were 232 and 205 outstanding hub service contracts, respectively, for which revenue was being recognized ratably. Market conditions contributed to higher fees of $14.1 million for hub service agreements recognized as revenue during the six months ended June 30, 2010 as compared to the corresponding period in 2009. Lease revenue also increased $0.8 million for the six months ended June 30, 2010, as increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, was partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $39.9 million for the six months ended June 30, 2010, which is an increase of $20.2 million, or 101.9%, from the corresponding period in 2009. The primary driver of the increase in expenses is an increase in hub services fees paid to customers for hub service activities. Other operating expenses increased by $0.6 million, primarily due to increased fuel costs, professional fees, maintenance materials expense and supplies and rental expenses, partially offset by decreased outside service costs. Total costs and expenses also include an increase of $0.6 million in depreciation and amortization, partially offset by a decrease of $0.3 million related to organizational restructuring charges recognized in the 2009 period.
     Operating Income. Operating income from the Natural Gas Storage segment was $6.8 million for the six months ended June 30, 2010 compared to operating income of $12.0 million for the six months ended June 30, 2009. Depreciation and amortization increased by $0.6 million for the six months ended June 30, 2010 from the corresponding period in 2009 due to expense on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Revenue. Revenue from the Energy Services segment was $1,070.2 million for the six months ended June 30, 2010, which is an increase of $600.0 million, or 127.6%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices in the 2010 period, which correspondingly increased the cost of product sales, and an increase of 58.4% in sales volumes.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $1,074.0 million for the six months ended June 30, 2010, which is an increase of $608.6 million, or 130.8%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $609.6 million in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices. The increase in expenses was a result of the withdrawal of product from inventory as market conditions changed and commodity prices were no longer in contango. The increase in product supply in the market place from inventory liquidation, coupled with lower overall product demand, created additional pressure on margins, which was partially offset by a 58.4% increase in Energy Services’ sales volume. Total costs and expenses also increased due to an increase of $0.7 million in bad debt expense, partially offset by a decrease of $1.4 million in maintenance materials expense and professional fees. Total costs and expenses also include an increase of $0.4 million in depreciation and amortization, partially offset by a decrease of $0.9 million related to an organizational restructuring recognized in the 2009 period.
     Operating Income (loss). Operating loss from the Energy Services segment was $3.9 million for the six months ended June 30, 2010 compared to operating income of $4.8 million for the six months ended June 30, 2009. Depreciation and amortization increased by $0.4 million for the six months ended June 30, 2010 from the corresponding period in 2009 due to amortization of certain internal-use software that was placed in service in the fourth quarter of 2009. Other revenue and expense items impacting operating income (loss) are discussed above.
Development & Logistics
     Revenue. Revenue from the Development & Logistics segment was $18.3 million for the six months ended June 30, 2010, which is an increase of $0.4 million, or 2.1%, from the corresponding period in 2009. The increase in revenue was partially due to the recognition of $1.2 million of revenue related to the sale of ammonia linefill. In addition, operating service revenues increased by $2.0 million from the 2009 period, primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment. These increases in revenue were partially offset by reduced construction contract activity following completion of certain construction projects in 2009, resulting in a $3.6 million reduction in certain construction contract revenues.
     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $16.7 million for the six months ended June 30, 2010, which is an increase of $0.3 million, or 1.8%, from the corresponding period in 2009. Total costs and expenses increased as a result of the recognition of $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, and increased operating services activities discussed above, partially offset by reduced contract construction activity discussed above and lower income tax expense. Total costs and expenses in the 2009 period include $1.4 million of expense related to an organizational restructuring.

     Operating Income. Operating income from the Development & Logistics segment was $1.6 million for the six months ended June 30, 2010 compared to operating income of $1.5 million for the six months ended June 30, 2009. Income tax expense decreased by $0.8 million for the six months ended June 30, 2010, primarily due to the recognition of a tax benefit of $0.6 million primarily related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy as discussed above. Other revenue and expense items impacting operating income are discussed above.
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
     Our principal uses of cash are the payment of our operating expenses and distributions to our unitholders. We generally make quarterly cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. In the six months ended June 30, 2010 and 2009, we paid cash distributions of $0.84 and $0.68 per Common Unit, respectively. Total cash distributed to our unitholders for the six months ended June 30, 2010 and 2009 was approximately $23.8 million and $19.2 million, respectively.
     At June 30, 2010 and December 31, 2009, we had no amounts outstanding under our unsecured revolving credit facility (the “BGH Credit Agreement”). See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the terms of the BGH Credit Agreement.
Services Company
     At June 30, 2010 and December 31, 2009, Services Company had total debt outstanding of $4.6 million and $7.7 million, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At June 30, 2010, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.
Buckeye
     Buckeye’s primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to its partners. Buckeye’s principal sources of liquidity are cash from operations, borrowings under its Credit Facility and proceeds from the issuance of its LP Units. Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under its Credit Facility. BES funds its working capital needs principally from its operations and the BES Credit Agreement. Buckeye’s financial policy has been to fund sustaining capital expenditures with cash from operations. Expansion and cost improvement capital expenditures, along with acquisitions, have typically been funded from external sources including Buckeye’s Credit Facility as well as debt and equity offerings. Buckeye’s goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain its investment-grade credit rating.
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
     At June 30, 2010, Buckeye had $12.5 million of cash and cash equivalents on hand and approximately $580.0 million of available credit under its Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at June 30, 2010, BES had $20.6 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.
     At June 30, 2010, Buckeye had an aggregate face amount of $1,619.2 million of debt, which consisted of the following:
•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”); and

•	$194.2 million outstanding under the BES Credit Agreement.
     See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the terms of the debt discussed above.
     The fair values of Buckeye’s aggregate debt and credit facilities were estimated to be $1,672.6 million and $1,762.1 million at June 30, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of its publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of Buckeye’s variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
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
Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$231,951	$99,637
Investing activities	(5,298)	(43,678)
Financing activities	(248,730)	(90,938)

Operating Activities
     Net cash flow provided by operating activities was $232.0 million for the six months ended June 30, 2010 compared to $99.6 million for the six months ended June 30, 2009. The following were the principal factors resulting in the $132.4 million increase in net cash flows provided by operating activities:
•	The net change in fair values of derivatives was a decrease of $12.9 million to cash flows from operating activities for the six months ended June 30, 2010, resulting from the increase in value related to fixed-price sales contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations.

•	The net impact of working capital changes was an increase of $96.8 million to cash flows from operating activities for the six months ended June 30, 2010. The principal factors affecting the working capital changes were:
o	Prepaid and other current assets decreased by $37.0 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the six months ended June 30, 2010 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), a decrease in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements, a decrease in receivables related to ammonia contracts and a decrease in prepaid insurance due to continued amortization of the balance over the policy period.

o	Inventories decreased by $28.1 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

o	Trade receivables decreased by $10.6 million primarily due to the timing of collections from customers, partially offset by increased activity from our Energy Services segment due to higher volumes and higher commodity prices in the 2010 period.

o	Accrued and other current liabilities increased by $11.1 million primarily due to increases in unearned revenue primarily in the Natural Gas Storage segment as a result of increased hub services contracts during the six months ended June 30, 2010 for which the customer is billed up front for services provided over the entire term of the contract, partially offset by the payment of accrued ammonia purchases during the period and a reduction in the reorganization accrual.

o	Accounts payable increased by $7.6 million primarily due to higher payable balances at June 30, 2010 as a result of increased trading activity at BES resulting from increased volumes and increased commodity prices during the period.

o	Construction and pipeline relocation receivables decreased by $2.5 million primarily due to a decrease in construction activity in the 2010 period.
Investing Activities
      Net cash flow used in investing activities was $5.3 million for the six months ended June 30, 2010 compared to $43.7 million for the six months ended June 30, 2009. The following were the principal factors resulting in the $38.4 million decrease in net cash flows used in investing activities:
•	Capital expenditures decreased by $12.2 million for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. See below for a discussion of capital spending.

•	We contributed $3.9 million to West Texas LPG Pipeline Limited Partnership in the six months ended June 30, 2009 for our pro-rata share of an expansion project required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions.

•	Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the six months ended June 30, 2010.

     Capital expenditures, net of non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Sustaining capital expenditures	$9,195	$7,773
Expansion and cost reduction	18,377	32,046

Total capital expenditures, net	$27,572	$39,819

     Expansion and cost reduction projects in the first six months of 2010 included terminal ethanol and butane blending, new pipeline connections, natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first six months of 2009, expansion and cost reduction projects included the Kirby Hills Phase II expansion project, terminal ethanol and butane blending, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.
     We expect to spend approximately $75.0 million to $95.0 million for capital expenditures in 2010, of which approximately $25.0 million to $35.0 million is expected to relate to sustaining capital expenditures and $50.0 million to $60.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2010 will include the completion of additional product storage tanks in the Midwest, various terminal expansions and upgrades and pipeline and terminal automation projects.
Financing Activities
      Net cash flow used in financing activities was $248.7 million for the six months ended June 30, 2010 compared to $90.9 million for the six months ended June 30, 2009. The following were the principal factors resulting in the $157.8 million increase in net cash flows used in financing activities:
•	Buckeye borrowed $95.0 million and $77.3 million and repaid $173.0 million and $166.6 million under its Credit Facility during the six months ended June 30, 2010 and 2009, respectively.

•	Net repayments under the BES Credit Agreement were $45.6 million during the six months ended June 30, 2010, while net borrowings under the BES Credit Agreement were $3.0 million during the six months ended June 30, 2009.

•	We incurred $3.2 million of debt issuance costs during the six months ended June 30, 2010 related to the amendment to the BES Credit Agreement in June 2010 (see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•	We received $3.0 million in net proceeds from the exercise of Buckeye’s LP Unit options during the six months ended June 30, 2010. We received $104.8 million in net proceeds from an underwritten equity offering in March and April of 2009 for Buckeye’s public issuance of 3.0 million LP Units.

•	Cash distributions paid to our partners increased by $4.6 million period-to-period due to an increase in our quarterly cash distribution rate per Common Unit. We paid cash distributions of $23.8 million ($0.84 per Common Unit) and $19.2 million ($0.68 per Common Unit) during the six months ended June 30, 2010 and 2009, respectively.

•	We paid $1.5 million of costs associated with the Merger during the six months ended June 30, 2010.

Derivatives
      See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non Trading Instruments” for a discussion of commodity derivatives used by our Energy Services segment.
Other Considerations
Contractual Obligations
     With the exception of routine fluctuations in the balance of Buckeye’s Credit Facility and the BES Credit Agreement, there have been no material changes in our scheduled maturities of our debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Total rental expense for the three months ended June 30, 2010 and 2009 was $5.5 million and $5.1 million, respectively. For the six months ended June 30, 2010 and 2009, total rental expense was $10.5 million and $10.3 million, respectively. There have been no material changes in our operating lease commitments since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

     As of June 30, 2010, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

June 30,
2010
Assets:
Hub service agreements	$32,394

Liabilities:
Hub service agreements	(26,750)

Total	$5,644

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
     Our Energy Services segment has not used hedge accounting with respect to its fixed-price sales contracts. Therefore, our fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the condensed consolidated balance sheets with gains and losses being recognized in earnings during the period.
     As of June 30, 2010, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

June 30,
2010
Assets:
Fixed-price sales contracts	$5,121
Futures contracts for inventory and fixed-price sales contracts	4,973

Liabilities:
Fixed-price sales contracts	(166)
Futures contracts for inventory and fixed-price sales contracts	(202)

Total	$9,726

     Our hedged inventory portfolio extends to the first quarter of 2011. The majority of the unrealized income at June 30, 2010 for inventory hedges represented by futures contracts will be realized by the third quarter of 2010 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $1.0 million and $5.8 million for the three and six months ended June 30, 2010, respectively. At June 30, 2010, open refined petroleum product derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts and inventory noted above) varied in duration, but did not extend beyond October 2011. In addition, at June 30, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price sales contracts.

     Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at June 30, 2010, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$9,726
Fair value assuming 10% increase in underlying commodity prices	Liability	$(3,589)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$23,044
     The value of the open futures contract positions noted above were based upon quoted market prices obtained from NYMEX. The value of the fixed-price sales contracts was based on observable market data related to the obligation to provide refined petroleum products to customers.
     As discussed above, these commodity financial instruments are used primarily to manage the risk of market price volatility on the Energy Services segment refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges and are, therefore, expected to be highly effective in offsetting changes in the fair value of the refined petroleum product inventories.
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
     Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the board of directors of Buckeye GP. In January 2009, Buckeye GP’s board of directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate hedge agreements to manage its interest rate and cash flow risks associated with its Credit Facility. In addition, in July 2009 and May 2010, Buckeye GP’s board of directors authorized Buckeye to enter into certain transactions, such as forward starting interest rate swaps, to manage its interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations.
     At June 30, 2010, Buckeye had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.750% Notes, $300.0 million of the 6.050% Notes and $275.0 million of the 5.500% Notes. The fair value of these fixed-rate debt obligations at June 30, 2010 was approximately $1,478.4 million. Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by approximately $87.3 million.

     At June 30, 2010, Buckeye’s variable-rate obligation was $194.2 million under the BES Credit Agreement. Based on the balance outstanding at June 30, 2010, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $1.9 million.
     Buckeye expects to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, Buckeye entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. During the three months ended June 30, 2010, Buckeye entered into two forward-starting interest rate swaps with a total aggregate notional amount of $100.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $125.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three and six months ended June 30, 2010, unrealized losses of $34.9 million and $36.2 million, respectively, were recorded in Buckeye’s accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     The following table presents the effect of hypothetical price movements on the estimated fair value of Buckeye’s interest rate swap portfolio and the related change in fair value of the underlying debt at June 30, 2010 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(18,953)
Fair value assuming 10% increase in underlying interest rates	Asset	$414
Fair value assuming 10% decrease in underlying interest rates	Liability	$(39,148)
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

     (b) Change in Internal Control Over Financial Reporting.
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to other information in such report and in this quarterly report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
     The market value of the stated consideration to our unitholders in the Merger will be determined by the price of Buckeye’s LP Units, the value of which will decrease if the market value of Buckeye’s LP Units decreases, and our unitholders cannot be sure of the market value of Buckeye’s LP Units that will be issued.
     Pursuant to the Merger Agreement, our unitholders will receive approximately 20.0 million of Buckeye’s LP Units as a result of the Merger. The aggregate market value of Buckeye’s LP Units that our unitholders will receive in the Merger will fluctuate with any changes in the trading price of Buckeye’s LP Units. This means there is no “price protection” mechanism contained in the Merger Agreement that would adjust the number of Buckeye’s LP Units that our unitholders will receive based on any decreases in the trading price of the LP Units. If Buckeye’s LP Unit price decreases, the market value of the stated consideration received by our unitholders will also decrease. Consider the following example:
     Example: Pursuant to the Merger Agreement, our unitholders will receive 0.705 of Buckeye’s LP Units for each Common Unit, subject to receipt of cash in lieu of any fractional LP Units. Based on the closing sales price of Buckeye’s LP Units on June 10, 2010 of $58.17 per LP Unit, the market value of all LP Units to be received by our unitholders would be approximately $1,161.0 million. If the trading price for Buckeye’s LP Units decreased 10% from $58.17 to $52.35, then the market value of all LP Units to be received by our unitholders would be approximately $1,045.0 million.
     Accordingly, there is a risk that the 32% premium estimated by our board of directors to exist at the date the Merger Agreement was executed will not be realized by our unitholders at the time the Merger is completed. Buckeye’s LP Unit price changes may result from a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond Buckeye’s control.
     The right of our unitholders to distributions will be changed following the Merger.
     Under Buckeye’s current partnership agreement, we are entitled to receive approximately 0.5% of all distributions made by Buckeye and increasing percentages, up to a maximum of 45%, of the amount of incremental cash distributed by Buckeye in respect of the LP Units (other than 2,573,146 LP Units) as certain target distribution levels are reached in excess of $0.325 per LP Unit in any quarter. This results in our being entitled to receive incentive distributions of up to approximately 31% of the aggregate amount of distributions to Buckeye’s partners. After the Merger, the former holders of Common Units as a group will be entitled to receive approximately 28% of all distributions made by Buckeye. As a result of this change, the distributions received by the former holders of Common Units could be significantly different. If distributions from Buckeye were to increase significantly, the distributions to the former holders of Common Units would be significantly less than they would be if the current structure was not changed.
     While the Merger Agreement is in effect, our opportunities to enter into different business combination transactions with other parties on more favorable terms may be limited, and both we and Buckeye may be limited in our ability to pursue other attractive business opportunities.
     While the Merger Agreement is in effect, we are prohibited from knowingly initiating, soliciting or encouraging the submission of any acquisition proposal or from participating in any discussions or negotiations regarding any acquisition proposal, subject to certain exceptions. As a result of these provisions in the Merger Agreement, our opportunities to enter into more favorable transactions may be limited. Likewise, if we were to sell directly to a third party, we might have received more value with respect to the general partner interest in Buckeye and the incentive distribution rights in Buckeye based on the value of Buckeye’s business at such time.
     Moreover, the Merger Agreement provides for the payment of up to $29.0 million in termination fees under specified circumstances, which may discourage other parties from proposing alternative transactions that could be more favorable to our unitholders.
     Both we and Buckeye have also agreed to refrain from taking certain actions with respect to our businesses and financial affairs pending completion of the Merger or termination of the Merger Agreement. These restrictions could be in effect for an extended period of time if completion of the Merger is delayed. These limitations do not preclude us from conducting our business in the ordinary or usual course or from acquiring assets or businesses so long as such activity does not have a “material adverse effect” as such term is defined in the Merger Agreement or materially affect our or Buckeye’s ability to complete the transactions contemplated by the Merger Agreement.
     In addition to the economic costs associated with pursuing the Merger, the management of our general partner and Buckeye’s general partner will continue to devote substantial time and other human resources to the proposed Merger, which could limit our and Buckeye’s ability to pursue other attractive business opportunities, including potential joint ventures, stand-alone projects and other transactions. If either we or Buckeye are unable to pursue such other attractive business opportunities, then our growth prospects and the long-term strategic position of our businesses following the Merger could be adversely affected.
     The number of outstanding Buckeye LP Units will increase as a result of the Merger, which could make it more difficult for Buckeye to pay the current level of quarterly distributions.
     As of August 3, 2010, there were approximately 51.5 million of Buckeye’s LP Units outstanding. Buckeye will issue approximately 20.0 million LP Units in connection with the Merger. Accordingly, the dollar amount required to pay the current per LP Unit quarterly distributions will increase, which will increase the likelihood that Buckeye will not have sufficient funds to pay the current level of quarterly distributions to all holders of LP Units. Using the amount of $0.9625 per LP Unit declared with respect to the second quarter of 2010, the aggregate cash distribution to be paid to holders of Buckeye’s LP Units will total approximately $49.6 million, resulting in a distribution of $13.1 million to us for our general partner units and incentive distribution rights. Therefore, the combined total distribution to be paid by Buckeye with respect to the second quarter of 2010 will be $62.7 million. Pursuant to the Merger Agreement, our unitholders will receive approximately 20.0 million of Buckeye’s LP Units as a result of the Merger. Buckeye’s combined pro forma distribution with respect to the second quarter 2010, had the Merger been completed prior to such distribution, would result in $0.9625 per LP Unit being distributed on approximately 71.5 million LP Units, or a total of $68.8 million, with BGH no longer receiving any distributions. As a result, Buckeye would be required to distribute an additional $6.1 million per quarter in order to maintain the distribution level of $0.9625 per LP Unit paid with respect to the second quarter of 2010.
     Although the elimination of the incentive distribution rights may increase the cash available for distribution to holders of LP Units in the future, this source of funds may not be sufficient to meet the overall increase in cash required to maintain the current level of quarterly distributions to holders of LP Units.

     Failure to complete the Merger or delays in completing the Merger could negatively impact the price of Buckeye’s LP Units and our Common Units.
     If the Merger is not completed for any reason, we and Buckeye may be subject to a number of material risks, including the following:
•	Buckeye will not realize the benefits expected from the Merger, including a potentially enhanced financial and competitive position;

•	the price of Buckeye’s LP Units or our Common Units may decline to the extent that the current market price of these securities reflects a market assumption that the Merger will be completed; and

•	some costs relating to the Merger, such as certain investment banking fees and legal and accounting fees, must be paid even if the Merger is not completed.
     The costs of the Merger could adversely affect Buckeye’s operations and cash flows available for distribution to its unitholders.
     We and Buckeye estimate the total costs of the Merger to be approximately $12.0 million, primarily consisting of investment banking and legal advisors’ fees, accounting fees, financial printing and other related costs. These costs could adversely affect Buckeye’s operations and cash flows available for distributions to its unitholders. The foregoing estimate is preliminary and is subject to change.
     If the Merger Agreement were terminated, we may be obligated to pay Buckeye for costs incurred related to the Merger. These costs could require us to seek loans or use our available cash that would have otherwise been available for distributions.
     Upon termination of the Merger Agreement, and depending upon the circumstances leading to that termination, we could be responsible for reimbursing Buckeye for Merger related expenses that Buckeye has paid.
     If the Merger Agreement is terminated, the expense reimbursements required by us under the Merger Agreement may require us to seek loans, borrow amounts under our revolving credit facility or use cash received from distributions we receive from Buckeye to reimburse these expenses. In either case, reimbursement of these costs could reduce the cash we have available to make quarterly distributions.
Tax Risks Related to the Merger
     No ruling has been obtained with respect to the tax consequences of the Merger.
     No ruling has been or will be requested from the Internal Revenue Service (“IRS”) with respect to the tax consequences of the Merger. Instead, we and Buckeye are relying on the opinions of our respective counsel as to the tax consequences of the Merger, and counsel’s conclusions may not be sustained if challenged by the IRS.
     The intended tax consequences of the Merger are dependent upon our and Buckeye being treated as partnerships for tax purposes.
     The treatment of the Merger as nontaxable to our and Buckeye’s unitholders is dependent upon each of us and Buckeye being treated as a partnership for federal income tax purposes. If either we or Buckeye were treated as a corporation for federal income tax purposes, the consequences of the Merger would be materially different and the Merger would likely be a fully taxable transaction to our unitholders.

     The tax treatment of the Merger could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
     The federal income tax consequences of the Merger depend in some instances on determinations of fact and interpretations of complex provisions of federal income tax law. The federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present federal income tax consequences of the merger to our unitholders may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could change the tax treatment of the Merger as nontaxable to our unitholders. For example, in response to recent public offerings of interests in the management operations of private equity funds and hedge funds, the U.S. House of Representatives has passed legislation that may cause the Merger to be treated as a taxable exchange to our unitholders. The U.S. Senate is considering similar legislation, although the most current version of the legislation under consideration by the U.S. Senate would not cause the Merger to be treated as a taxable exchange if a holder of Common Units agreed to make an affirmative election that, as currently interpreted, could change the tax treatment of future sales of LP Units received in the Merger. The most current version of the legislation under consideration in the U.S. Senate would apply to transactions, such as the Merger, that occur after December 31, 2010. We are unable to predict whether this proposed legislation or any other proposals will ultimately be enacted, and if so, whether any such proposed legislation would be applied retroactively.
     Existing BGH unitholders may recognize taxable income as a result of receiving cash in lieu of fractional LP Units.
     Although it is anticipated that for U.S. federal income tax purposes no gain or loss should be recognized by our unitholders solely as a result of the Merger, the receipt of cash in lieu of any fractional LP Units will result in a BGH unitholder recognizing gain or loss equal to the difference between the amount of cash received and the unitholder’s adjusted tax basis allocable to such fractional LP Units.

Item 6. Exhibits
     (a) Exhibits

2.1	Agreement and Plan of Merger, dated June 10, 2010, by and among Buckeye Partners, L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC and Grand Ohio, LLC, a subsidiary of Buckeye Partners, L.P. (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 11, 2010).†

*10.1	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as Amended and Restated, effective as of May 6, 2010 (Incorporated by reference to Exhibit 10.15 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed on July 14, 2010).

10.2	Amended and Restated Credit Agreement, dated as of June 25, 2010, among Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on July 1, 2010).

10.3	Support Agreement, by and among Buckeye Partners, L.P., BGH GP Holdings, LLC, ArcLight Energy Partners Fund III, L.P., ArcLight Energy Partners Fund IV, L.P., Kelso Investment Associates VIII, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 11, 2010).

10.4	Registration Rights Agreement, by and among Buckeye Partners, L.P., BGH GP Holdings, LLC, ArcLight Energy Partners Fund III, L.P., ArcLight Energy Partners Fund IV, L.P., Kelso Investment Associates VIII, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 11, 2010).

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Represents management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGH agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC,
as General Partner

Date: August 6, 2010	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)