Form 10-K/A
period 2009-12-31
Buckeye GP Holdings L.P.
filed 2010-08-26
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
     As of March 1, 2010, there were 27,774,043 Common Units and 525,957 Management Units outstanding.

		Page
Explanatory Note		2

	PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	28
EX-31.1
EX-31.2

EXPLANATORY NOTE
     Buckeye GP Holdings L.P. (“BGH”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Item 7 and Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 2, 2010 (the “Original Annual Report”). BGH is filing Amendment No. 1 for the sole purpose of removing certain credit agency ratings information in the Original Annual Report.
     As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, BGH is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
     Except for the foregoing, Amendment No. 1 neither alters the Original Annual Report nor updates the Original Annual Report to reflect events or developments since the date of filing of the Original Annual Report.
     For the convenience of the reader, this Amendment No. 1 restates in its entirety the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the Original Annual Report, although BGH is only removing certain credit agency ratings information.

PART II
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements — see Index to Consolidated Financial Statements.

(2)	Financial Statement Schedules — None.

(3)	Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Report.

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Buckeye GP Holdings L.P., dated March 7, 2006 (Incorporated by reference to Exhibit 3.1 of Buckeye GP Holdings L.P.’s Registration Statement on Form S-1 filed on April 20, 2006).

3.2	First Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of August 9, 2006 (Incorporated by reference to Exhibit 3.1 of Buckeye GP Holdings L.P.’s Form 8-K filed on August 14, 2006).

10.1	Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of August 9, 2006, among the limited partners of MainLine L.P., MainLine L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC, and MainLine GP, Inc. (Incorporated by reference to Exhibit 10.1 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on August 14, 2006 ).

10.2	Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

10.3	First Supplemental Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.2 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

10.4	Second Supplemental Indenture dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.3 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

10.5	Third Supplemental Indenture dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 14, 2004).

10.6	Fourth Supplemental Indenture dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 30, 2005).

10.7	Fifth Supplemental Indenture dated as of January 11, 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank) (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 11, 2008).

10.8	Sixth Supplemental Indenture dated as of August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 24, 2009).

Exhibit
Number	Description
10.9	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of April 14, 2008, effective as of January 1, 2007 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 15, 2008).

10.10	Amended and Restated Management Agreement between MainLine L.P. and Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (Incorporated by reference to Exhibit 10.5 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on August 14, 2006). (1)

10.11	Services Agreement dated as of December 15, 2004, among Buckeye Partners, L.P., certain of its subsidiaries and Buckeye Pipe Line Services Company (Incorporated by reference to Exhibit 10.3 of Buckeye Partners L.P.’s Current Report on Form 8-K dated December 20, 2004).

10.12	First Amendment to Services Agreement, dated as of October 15, 2008, among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and the subsidiary partnerships and limited liability companies of Buckeye Partners, L.P. set forth on the signature pages thereto. (Incorporated by reference to Exhibit 10.2 of Buckeye Partners L.P.’s Current Report on Form 8-K dated October 16, 2008).

10.13	Fifth Amended and Restated Exchange Agreement, dated as of October 15, 2008, among Buckeye GP Holdings L.P., Buckeye GP LLC, Buckeye Partners, L.P., MainLine L.P., Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., and Buckeye Pipe Line Holdings, L.P. (Incorporated by reference to Exhibit 10.6 of Buckeye Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.14	Acknowledgement and Agreement, dated as of May 6, 2002, between Buckeye Partners, L.P. and Glenmoor, Ltd. (Incorporated by reference to Exhibit 10.13 of Buckeye GP Holdings L.P.’s Registration Statement on Form S-1 filed on April 20, 2006).

*10.15	Amended and Restated Employment Agreement, dated October 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company (Incorporated by reference to Exhibit 10.1 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on October 26, 2007).

*10.16	Severance Agreement, dated as of November 10, 2008, by and among Buckeye Partners, L.P., Buckeye GP Holdings L.P., Buckeye Pipe Line Services Company, and Keith E. St.Clair (Incorporated by reference to Exhibit 10.1 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on November 10, 2008).

*10.17	Severance Agreement, dated as of February 17, 2009, by and among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and Clark C. Smith (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 17, 2009).

*10.18	Amended and Restated Management Agreement, dated as of December 15, 2004, among Buckeye GP LLC and MainLine Sub LLC (Incorporated by reference to Exhibit 10.9 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 20, 2004).

*10.19	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 24, 2002 (Incorporated by reference to Exhibit 10.11 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

*10.20	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002 (Incorporated by reference to Exhibit 10.12 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

*10.21	Buckeye Partners, L.P. 2009 Long-Term Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

*10.22	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.13 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.23	Amended and Restated Executive Employment Agreement, dated as of August 9, 2006, among Buckeye GP LLC, MainLine Sub LLC, MainLine L.P., MainLine GP, Inc. and Buckeye Pipe Line Services

Exhibit
Number	Description
Company (Incorporated by reference to Exhibit 10.7 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on August 14, 2006).

*10.24	Full Waiver and Release of Claims, dated as of Mary 8, 2009, by Vance E. Powers (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.25	Termination Agreement, dated as of October 15, 2008, among Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine L.P., MainLine GP, Inc. and Buckeye Pipe Line Services Company (Incorporated by reference to Exhibit 10.2 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on October 16, 2008).

10.26	Credit Agreement, dated as of August 9, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory hereto (Incorporated by reference to Exhibit 10.8 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on August 14, 2006).

10.27	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.2 of Buckeye GP Holdings L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.28	Supplement to Pledge Agreement — Additional Pledgor, dated as of September 15, 2006, among Buckeye GP Holdings L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory hereto (Incorporated by reference to Exhibit 10.9 of Buckeye GP Holdings L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.29	Credit Agreement, dated November 13, 2006, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 16, 2006).

10.30	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye GP Holdings L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.31	Second Amendment to Credit Agreement, dated August 24, 2007, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye GP Holdings L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.32	Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners L.P.’s Current Report on Form 8-K filed on January 28, 2008).

10.33	Fourth Amendment to Credit Agreement, dated August 21, 2009, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.34	Credit Agreement, dated as of May 20, 2008, by and among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners L.P.’s Current Report on Form 8-K filed on May 23, 2008).

10.35	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners L.P.’s Current Report on Form 8-K filed on July 22, 2008).

10.36	Second Amendment, dated as of September 15, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
Number	Description
10.37	Third Increase Agreement and Waiver, dated as of August 12, 2009, to the Credit Agreement, dated as of May 20, 2008, among Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 14, 2009).

***21.1	Subsidiaries of the Registrant

***23.1	Consent of Deloitte & Touche LLP

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

***32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

***32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Represents management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Previously filed.

(1)	The Amended and Restated Management Agreement between MainLine L.P. and each of Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. are not filed because they are identical to Exhibit 10.9 except for the identity of the partnership.
(b)	Exhibits — See Item 15(a)(3) above.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye GP Holdings L.P. (Registrant)
	By:	MainLine Management LLC,
as General Partner

Dated: August 26, 2010	By:	/s/ Forrest E. Wylie
Forrest E. Wylie
Chief Executive Officer (Principal Executive Officer)