Form 10-Q/A
period 2010-03-31
Buckeye GP Holdings L.P.
filed 2010-08-26
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐       No ☑
     As of May 3, 2010, there were 27,774,043 Common Units and 525,957 Management Units outstanding.

		Page

Explanatory Note		2

	PART I. FINANCIALINFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	PART II. OTHER INFORMATION

Item 6.	Exhibits	17
EX-31.1
EX-31.2

EXPLANATORY NOTE
     Buckeye GP Holdings L.P. (“BGH”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend Part I, Item 2 and Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, originally filed with the Securities and Exchange Commission on May 7, 2010 (the “Original Quarterly Report”). BGH is filing Amendment No. 1 for the sole purpose of removing certain credit agency ratings information in the Original Quarterly Report.
     As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, BGH is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
     Except for the foregoing, Amendment No. 1 neither alters the Original Quarterly Report nor updates the Original Quarterly Report to reflect events or developments since the date of filing of the Original Quarterly Report.
     For the convenience of the reader, this Amendment No. 1 restates in its entirety the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the Original Quarterly Report, although BGH is only removing certain credit agency ratings information.

PART I. FINANCIAL INFORMATION
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

PART II. OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits

10.1	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.13 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

**	Previously filed.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC,
as General Partner

Date: August 26, 2010	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)