Form 10-Q
period 2010-09-30
Buckeye GP Holdings L.P.
filed 2010-11-08
CIK 1359055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 5, 2010, there were 27,774,016 Common Units and 525,984 Management Units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$564,044	$258,188	$1,633,958	$728,744
Transportation and other services	170,813	165,256	499,349	462,760

Total revenue	734,857	423,444	2,133,307	1,191,504

Costs and expenses:
Cost of product sales and natural gas storage services	560,248	258,507	1,628,630	702,623
Operating expenses	68,685	66,100	204,037	208,842
Depreciation and amortization	15,062	13,138	44,259	40,061
Asset impairment expense	—	—	—	72,540
General and administrative	11,349	9,814	35,438	30,007
Reorganization expense	—	996	—	29,109

Total costs and expenses	655,344	348,555	1,912,364	1,083,182

Operating income	79,513	74,889	220,943	108,322

Other income (expense):
Investment income	140	65	380	359
Interest and debt expense	(22,082)	(20,391)	(65,088)	(54,030)

Total other expense	(21,942)	(20,326)	(64,708)	(53,671)

Income before earnings from equity investments	57,571	54,563	156,235	54,651
Earnings from equity investments	3,391	3,807	8,807	9,031

Net income	60,962	58,370	165,042	63,682
Less: net income attributable to noncontrolling interests	(49,021)	(47,275)	(130,324)	(32,666)

Net income attributable to Buckeye GP Holdings L.P.	$11,941	$11,095	$34,718	$31,016

Earnings per partnership unit:
Basic	$0.42	$0.39	$1.23	$1.10

Diluted	$0.42	$0.39	$1.23	$1.10

Weighted average number of common units outstanding:
Basic	28,300	28,300	28,300	28,300

Diluted	28,300	28,300	28,300	28,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$15,922	$37,574
Trade receivables, net	133,695	124,165
Construction and pipeline relocation receivables	8,844	14,095
Inventories	267,724	310,214
Derivative assets	2,600	4,959
Assets held for sale	—	22,000
Prepaid and other current assets	74,484	104,251

Total current assets	503,269	617,258

Property, plant and equipment, net	2,248,866	2,238,321
Equity investments	108,143	96,851
Goodwill	432,124	432,124
Intangible assets, net	41,817	45,157
Other non-current assets	37,732	56,860

Total assets	$3,371,951	$3,486,571

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$211,800	$239,800
Current portion of long-term debt	3,059	6,178
Accounts payable	56,346	56,723
Derivative liabilities	10,978	14,665
Accrued and other current liabilities	115,489	113,474

Total current liabilities	397,672	430,840

Long-term debt	1,441,287	1,500,495
Long-term derivative liabilities	40,910	—
Other non-current liabilities	109,521	102,942

Total liabilities	1,989,390	2,034,277

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye GP Holdings L.P. capital:
General Partner (2,830 common units outstanding as of September 30, 2010 and December 31, 2009)	7	7
Limited Partners (27,771,186 common units outstanding as of September 30, 2010 and December 31, 2009)	232,985	236,545
Management (525,984 units outstanding as of September 30, 2010 and December 31, 2009)	3,157	3,225
Equity gains on issuance of Buckeye Partners, L.P. limited partner units	2,557	2,557

Total Buckeye GP Holdings L.P. capital	238,706	242,334
Noncontrolling interests	1,143,855	1,209,960

Total partners’ capital	1,382,561	1,452,294

Total liabilities and partners’ capital	$3,371,951	$3,486,571

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$165,042	$63,682

Adjustments to reconcile net income to cash provided by operating activities:
Value of ESOP shares released	3,480	768
Depreciation and amortization	44,259	40,061
Asset impairment expense	—	72,540
Net changes in fair value of derivatives	(16,152)	(5,632)
Non-cash deferred lease expense	3,176	3,375
Earnings from equity investments of Buckeye Partners, L.P.	(8,807)	(9,031)
Distributions from equity investments of Buckeye Partners, L.P.	11,027	4,281
Amortization of other non-cash items	7,552	4,765
Change in assets and liabilities:
Trade receivables	(9,530)	(8,428)
Construction and pipeline relocation receivables	5,251	9,394
Inventories	56,657	(90,579)
Prepaid and other current assets	31,289	(19,804)
Accounts payable	(377)	(2,308)
Accrued and other current liabilities	(2,367)	8,196
Other non-current assets	3,059	(21,069)
Other non-current liabilities	2,548	14,469

Total adjustments from operating activities	131,065	998

Net cash provided by operating activities	296,107	64,680

Cash flows from investing activities:
Capital expenditures	(49,275)	(58,803)
Acquisition of additional interest in equity investment	(13,512)	—
Contributions to equity investments	—	(3,870)
Acquisitions	(1,269)	(10)
Net proceeds from disposal of property, plant and equipment	22,448	1,248

Net cash used in investing activities	(41,608)	(61,435)

Cash flows from financing activities:
Net proceeds from issuance of Buckeye Partners, L.P. limited partner units	—	104,633
Proceeds from exercise of Buckeye Partners, L.P. unit options	4,275	1,901
Issuance of long-term debt	—	273,210
Repayment of long-term debt	(4,644)	(4,730)
Borrowings under credit facility	175,900	160,720
Repayments under credit facility	(233,900)	(458,987)
Net (repayments) borrowings under BES credit agreement	(28,000)	53,600
Debt issuance costs	(3,245)	(2,138)
Costs associated with agreement and plan of merger	(4,514)	—
Distributions paid to noncontrolling partners of Buckeye Partners, L.P.	(145,516)	(133,104)
Distributions paid to partners	(36,507)	(29,716)

Net cash used in financing activities	(276,151)	(34,611)

Net decrease in cash and cash equivalents	(21,652)	(31,366)
Cash and cash equivalents — Beginning of period	37,574	61,281

Cash and cash equivalents — End of period	$15,922	$29,915

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE GP HOLDINGS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Buckeye GP Holdings L.P. Unitholders
				Equity Gains
	General	Limited		on Issuance
	Partner	Partner		of Buckeye’s
	Common	Common	Management	Limited	Noncontrolling
	Units	Units	Units	Partner Units	Interests	Total
Balance – January 1, 2009	$7	$226,565	$3,037	$2,451	$1,166,774	$1,398,834
Net income*	—	30,434	582	—	32,666	63,682
Distributions paid to partners	—	(29,159)	(557)	—	—	(29,716)
Recognition of unit-based compensation charges	—	972	18	—	—	990
Equity gains on issuance of Buckeye’s limited partner units	—	—	—	106	(106)	—
Net proceeds from issuance of 3.0 million of Buckeye’s limited partner units	—	—	—	—	104,633	104,633
Amortization of Buckeye’s unit-based compensation awards	—	—	—	—	1,210	1,210
Exercise of limited partner unit options	—	—	—	—	1,901	1,901
Services Company’s non-cash ESOP distributions	—	—	—	—	(4,740)	(4,740)
Distributions paid to noncontrolling interests	—	—	—	—	(133,104)	(133,104)
Adjustment to funded status of benefit plans	—	—	—	—	6,400	6,400
Other	—	—	—	—	3,261	3,261

Balance – September 30, 2009	$7	$228,812	$3,080	$2,557	$1,178,895	$1,413,351

Balance – January 1, 2010	$7	$236,545	$3,225	$2,557	$1,209,960	$1,452,294
Net income*	—	34,068	650	—	130,324	165,042
Costs associated with agreement and plan of merger		(2,746)	(52)		(4,129)	(6,927)
Distributions paid to partners	—	(35,823)	(684)	—	—	(36,507)
Recognition of unit-based compensation charges	—	941	18	—	—	959
Amortization of Buckeye’s unit-based compensation awards	—	—	—	—	5,159	5,159
Exercise of limited partner unit options	—	—	—	—	4,275	4,275
Services Company’s non-cash ESOP distributions	—	—	—	—	(2,639)	(2,639)
Distributions paid to noncontrolling interests	—	—	—	—	(145,516)	(145,516)
Change in value of derivatives	—	—	—	—	(58,772)	(58,772)
Investment in Buckeye’s limited partner units	—	—	—	—	4,503	4,503
Other	—	—	—	—	690	690

Balance — September 30, 2010	$7	$232,985	$3,157	$2,557	$1,143,855	$1,382,561

*	Comprehensive income equals net income.
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
     Our only business is the ownership of Buckeye GP. Buckeye GP’s only business is the management of Buckeye and its subsidiaries. At September 30, 2010, Buckeye GP owned an approximate 0.5% general partner interest in Buckeye.
     Buckeye was formed in 1986 and owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 68 active products terminals that provide aggregate storage capacity of approximately 27.3 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties. Buckeye also owns and operates a major natural gas storage facility in northern California, and is a wholesale distributor of refined petroleum products in the United States in areas also served by its pipelines and terminals. We, through Buckeye, operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics.
     Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At September 30, 2010, Services Company owned approximately 2.9% of Buckeye’s LP Units. Services Company employees provide services to Buckeye’s operating subsidiaries. Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), Buckeye’s operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.
Agreement and Plan of Merger
     On August 18, 2010, we and our general partner entered into a First Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Buckeye, its general partner and Grand Ohio, LLC (“Merger Sub”), Buckeye’s subsidiary. Pursuant to the Merger Agreement, Merger Sub will be merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by Buckeye’s general partner will be cancelled, the general partner units held by Buckeye’s general partner (representing an approximate 0.5% general partner interest in Buckeye) will be converted to a non-economic general partner interest, all of the economic interest in us will be acquired by BPL and our unitholders will receive aggregate consideration of approximately 20 million of Buckeye’s LP Units.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Merger Agreement is subject to, among other things, approval by the affirmative vote of the holders of a majority of Buckeye’s LP Units outstanding and entitled to vote at a meeting of the holders of Buckeye’s LP Units, approval by the (a) affirmative vote of holders of a majority of our Common Units and (b) affirmative vote of holders of a majority of our Common Units and management units, voting together as a single class.
     The Merger will be accounted for as an equity transaction. Therefore, changes in our ownership interest as a result of the Merger will not result in gain or loss recognition. We will be considered the surviving consolidated entity for accounting purposes, while Buckeye will be the surviving consolidated entity for legal and reporting purposes.
     We incurred a total of $2.8 million of costs associated with the Merger during the nine months ended September 30, 2010, of which $1.3 million has been paid. Together with Buckeye, the aggregate costs associated with the Merger incurred during the nine months ended September 30, 2010 were $6.9 million, of which $4.5 million has been paid. We charged these costs directly to partners’ capital.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2010, and the results of our operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of our operations for the 2010 fiscal year. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We have eliminated all intercompany transactions in consolidation. The consolidated financial statements also include the accounts of wholly-owned subsidiaries, as well as the accounts of Buckeye and Services Company, on a consolidated basis. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.
Reclassifications
     Certain prior year amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the current-year presentation. The reclassification in the condensed consolidated statements of cash flows is as follows:
•	We have separately disclosed cash flows from the issuance of long-term debt and borrowings under our credit facilities for the nine months ended September 30, 2009. These amounts had been included within the same line item in the 2009 period.
     This reclassification had no impact on net income or cash flows from operating, investing or financing activities.
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
2. ACQUISITIONS AND DISPOSITION
Refined Petroleum Products Terminals and Pipeline Assets Acquisition
     On November 18, 2009, we acquired from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.1 million in cash. In addition, we acquired certain inventory on hand upon completion of the transaction for additional consideration of $7.3 million. The assets include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage. ConocoPhillips entered into certain commercial contracts with us concurrent with our acquisition regarding usage of the acquired facilities. We believe the acquisition of these assets has given us greater access to markets and refinery operations in the Midwest and increased the commercial value of these assets and certain of our existing assets to our customers by offering enhanced distribution connectivity and flexible storage capabilities. The operations of these acquired assets are reported in the Pipeline Operations and Terminalling & Storage segments. The purchase price has been allocated to the tangible and intangible assets acquired, as follows (in thousands):

Inventory	$7,287
Property, plant and equipment	44,400
Intangible assets	4,580
Environmental and other liabilities	(1,834)

Allocated purchase price	$54,433

Acquisition of Additional Interest in West Shore Pipe Line Company
     On August 2, 2010, in connection with our exercise of a right of first refusal, we completed the acquisition of additional shares of West Shore Pipe Line Company (“West Shore”) common stock from an affiliate of BP plc, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%. We paid approximately $13.5 million for this additional interest. We exercised our right of first refusal to purchase the additional shares because of the favorable economics associated with the investment opportunity and our desire to increase our ownership in a successful joint venture pipeline that we currently operate.
Acquisition of Other Pipeline Assets
     In August 2010, we acquired pipeline assets in western Pennsylvania for $1.3 million. These assets have been included in the Pipeline Operations segment.
Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received. Revenues for Buckeye NGL Pipeline for the three and nine months ended September 30, 2009 were $1.7 million and $8.2 million, respectively.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On August 24, 2010, the District Court of Harris County, Texas, entered an order consolidating three previously filed putative class actions (Broadbased Equities v. Forrest E. Wylie, et. al., Henry James Steward v. Forrest E. Wylie, et. al., and JR Garrett Trust v. Buckeye GP Holdings L.P., et al., each of which were previously described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010) under the caption of Broadbased Equities v. Forrest E. Wylie, et al. and appointing interim co-lead class counsel and interim co-liaison counsel. The plaintiffs subsequently filed a consolidated amended class action and derivative complaint on September 1, 2010 (the “Complaint”). The Complaint purports to be a putative class and derivative action alleging that MainLine Management and its directors breached their fiduciary duties to our public unitholders in connection with the Merger by, among other things, accepting insufficient consideration and failing to disclose all material facts in order that our unitholders may cast an informed vote on the Merger Agreement, and that Buckeye, Buckeye GP, MainLine Management, Merger Sub, BGH GP, ArcLight and Kelso aided and abetted the breaches of fiduciary duty.
     On October 29, 2010, the parties to the litigation entered into a Memorandum of Understanding (“MOU”) in connection with a proposed settlement of the class action and the Complaint. The MOU provides for dismissal with prejudice of the litigation and a release of the defendants from all present and future claims asserted in the litigation in exchange for, among other things, the agreement of the defendants to amend the Merger Agreement to reduce the termination fees payable by us upon termination of the Merger Agreement and to provide our unitholders with supplemental disclosure to Buckeye’s and our joint proxy statement/prospectus, dated September 24, 2010. The supplemental disclosure is set forth in a joint proxy statement/prospectus supplement, dated October 29, 2010, that was filed with the SEC on November 1, 2010.
     In addition, the MOU provides that, in settlement of the plaintiffs’ claims (including any claim against the defendants by the plaintiffs’ counsel for attorneys’ fees or expenses related to the litigation), the defendants (or their insurers) will pay a cash payment of $900,000, subject to final court approval of the settlement. The proposed settlement is subject to further definitive documentation and to a number of conditions, including, without limitation, completion of certain confirmatory discovery by the plaintiffs, the drafting and execution of a formal Stipulation of Settlement, the consummation of the Merger and court approval of the proposed settlement. There is no assurance that these conditions will be satisfied.
     We and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the Complaint, and specifically deny that any modifications to the Merger Agreement or any supplemental disclosure was required or advisable under any applicable rule, statute, regulation or law. However, to avoid the substantial burden, expense, risk, inconvenience and distraction of continuing the litigation, and to fully and finally resolve the claims alleged, we and the other defendants agreed to the proposed settlement described above.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Contingencies
     In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.2 million and $2.2 million during the three months ended September 30, 2010 and 2009, respectively, and $7.6 million and $8.8 million during the nine months ended September 30, 2010 and 2009, respectively, related to environmental expenditures unrelated to claims and proceedings.
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
Customer Bankruptcy
     One of our customers filed for bankruptcy in October 2009 and approximately $4.1 million remained payable to us from the customer pursuant to a pre-bankruptcy contract with that customer. In June 2010, we entered into a court approved settlement with the bankrupt customer and its largest creditor pursuant to which we were to be paid at least $2.0 million in cash, and we were released from both asserted and unasserted claims. In August 2010, we received a settlement payment of $2.0 million. As a result of this settlement, our Development & Logistics segment recognized approximately $2.1 million in expense related to the write-off of a portion of the outstanding receivable balance during the nine months ended September 30, 2010.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
     Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Refined petroleum products (1)	$257,124	$299,473
Materials and supplies	10,600	10,741

Total inventories	$267,724	$310,214

(1)	Ending inventory was 115.8 million and 141.7 million gallons of refined petroleum products at September 30, 2010 and December 31, 2009, respectively.
     At September 30, 2010 and December 31, 2009, approximately 93% and 99%, respectively, of our inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations.
5. PREPAID AND OTHER CURRENT ASSETS
     Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid insurance	$4,750	$7,088
Insurance receivables	9,942	13,544
Ammonia receivable	1,902	7,429
Margin deposits	11,807	21,037
Prepaid services	24,830	21,571
Unbilled revenue	3,425	13,201
Tax receivable	260	7,162
Prepaid taxes	7,197	2,213
Other	10,371	11,006

Total prepaid and other current assets	$74,484	$104,251

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. EQUITY INVESTMENTS
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipeline Operations segment, at the dates indicated (in thousands):

		September 30,	December 31,
	Ownership (1)	2010	2009
Muskegon Pipeline LLC	40.0%	$14,536	$15,273
Transport4, LLC	25.0%	349	379
West Shore Pipe Line Company (2)	34.6%	43,500	30,320
West Texas LPG Pipeline Limited Partnership	20.0%	49,758	50,879

Total equity investments		$108,143	$96,851

(1)	Represents ownership interest in equity investment at September 30, 2010.

(2)	See Note 2 for a discussion of the acquisition of an additional interest in West Shore.
     The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Muskegon Pipeline LLC	$488	$385	$1,059	$923
Transport4, LLC	51	31	120	101
West Shore Pipe Line Company	1,229	1,204	3,730	3,401
West Texas LPG Pipeline Limited Partnership	1,623	2,187	3,898	4,606

Total earnings from equity investments	$3,391	$3,807	$8,807	$9,031

     Combined income statement data for the periods indicated for our equity method investments is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$36,546	$36,212	$103,845	$100,626
Costs and expenses	19,690	17,351	55,934	49,964
Non-operating expense	3,983	3,184	11,021	9,053
Net income	12,873	15,677	36,890	41,609

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. INTANGIBLE ASSETS
     Intangible assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Customer relationships	$38,300	$38,300
Accumulated amortization	(7,858)	(5,631)

Net carrying amount	30,442	32,669

Customer contracts	16,380	16,380
Accumulated amortization	(5,005)	(3,892)

Net carrying amount	11,375	12,488

Total intangible assets	$41,817	$45,157

     For the three months ended September 30, 2010 and 2009, amortization expense related to intangible assets was $1.1 million and $0.9 million, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense related to intangible assets was $3.3 million and $2.7 million, respectively. Amortization expense related to intangible assets is expected to be approximately $4.5 million for each of the next five years.
8. OTHER NON-CURRENT ASSETS
     Other non-current assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid services	$8,051	$11,640
Derivative assets	—	17,204
Debt issuance costs	11,678	11,058
Insurance receivables	7,109	7,265
Other	10,894	9,693

Total other non-current assets	$37,732	$56,860

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Taxes – other than income	$17,190	$15,487
Accrued employee benefit liability	3,287	3,287
Environmental liabilities	10,387	10,799
Accrued interest	18,429	30,613
Payable for ammonia purchase	2,215	7,015
Deferred revenue	19,395	6,829
Compensation and vacation	12,910	11,385
Accrued capital expenditures	2,639	1,611
Reorganization	—	2,133
Deferred consideration	2,010	1,675
Other	27,027	22,640

Total accrued and other current liabilities	$115,489	$113,474

10. DEBT OBLIGATIONS
     Long-term debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
BGH:
BGH Credit Agreement	$—	$—
Services Company:
3.60% ESOP Notes due March 28, 2011	3,076	7,790
Retirement premium	(17)	(87)
Buckeye:
4.625% Notes due July 15, 2013 (1)	300,000	300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	20,000	78,000
BES Credit Agreement	211,800	239,800

Total debt	1,659,859	1,750,503
Other, including unamortized discounts and fair value hedges	(3,713)	(4,030)

Subtotal debt	1,656,146	1,746,473
Less: Current portion of long-term debt	(214,859)	(245,978)

Total long-term debt	$1,441,287	$1,500,495

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair values of our aggregate debt and credit facilities were estimated to be $1,799.8 million and $1,769.8 million at September 30, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
BGH
     We have a five-year, $10.0 million unsecured revolving credit facility with SunTrust Bank, as both administrative agent and lender (the “BGH Credit Agreement”). The BGH Credit Agreement may be used for working capital and other partnership purposes. We have pledged all of the limited liability company interests in Buckeye GP as security for our obligations under the BGH Credit Agreement. Borrowings under the BGH Credit Agreement bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime commercial lending rate; or (ii) the London Interbank Offered Rate (“LIBOR”), plus a margin which can range from 0.40% to 1.40%, based on the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service to our senior unsecured non-credit enhanced long-term debt. At September 30, 2010 and December 31, 2009, there were no amounts outstanding under the BGH Credit Agreement.
     The BGH Credit Agreement requires us to maintain leverage and funded debt coverage ratios. The leverage ratio covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of the total funded indebtedness of us and our Restricted Subsidiaries (as defined below), measured as of the last day of each fiscal quarter, to the aggregate dividends and distributions received by us and the Restricted Subsidiaries from Buckeye, plus all other cash received by us and the Restricted Subsidiaries, measured for the preceding twelve months, less expenses, of not more than 2.50 to 1.00. The BGH Credit Agreement defines “Restricted Subsidiaries” as certain of our wholly owned subsidiaries. The funded debt coverage ratio covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of us and all of our consolidated subsidiaries total consolidated funded debt to the consolidated EBITDA, as defined in the BGH Credit Agreement, of us and all of our subsidiaries, measured for the preceding twelve months, of not more than 5.25 to 1.00, subject to a provision for increases to 5.75 to 1.00 in connection with future acquisitions. At September 30, 2010, our funded debt coverage ratio was 4.32 to 1.00.
     The BGH Credit Agreement contains other covenants that prohibit us from taking certain actions, including but not limited to, declaring dividends or distributions if any default or event of default has occurred or would result from such a declaration and limiting our ability to incur additional indebtedness, creating negative pledges and granting certain liens, making certain loans, acquisitions, and investments, making material changes to the nature of us and our Restricted Subsidiaries’ business, and entering into a merger, consolidation, or sale of assets. At September 30, 2010, we were not aware of any instances of noncompliance with the covenants under the BGH Credit Agreement.
Services Company ESOP Notes
     Services Company had total debt outstanding of $3.1 million and $7.7 million at September 30, 2010 and December 31, 2009, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At September 30, 2010, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility
     Buckeye has a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”) with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which Buckeye may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for Buckeye’s senior unsecured non-credit enhanced long-term debt. At September 30, 2010 and December 31, 2009, $20.0 million and $78.0 million, respectively, were outstanding under the Credit Facility. The weighted average interest rate for borrowings under the Credit Facility was 0.5% at September 30, 2010.
     The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of Buckeye’s majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At September 30, 2010, Buckeye’s Funded Debt Ratio was approximately 3.77 to 1.00. As permitted by the Credit Facility, the $211.8 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) was excluded from the calculation of the Funded Debt Ratio.
     In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At September 30, 2010, we were not aware of any instances of noncompliance with the covenants under Buckeye’s Credit Facility.
     At September 30, 2010 and December 31, 2009, Buckeye had committed $1.5 million and $1.4 million, respectively, in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.
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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement. The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.
     The balances outstanding under the BES Credit Agreement were approximately $211.8 million and $239.8 million at September 30, 2010 and December 31, 2009, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

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
     At September 30, 2010, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $122.8 million and $72.8 million, respectively, and the Consolidated Leverage Ratio was 2.5 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.5% at September 30, 2010.
     In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At September 30, 2010, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.
11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Accrued employee benefit liabilities (see Note 13)	$45,274	$45,837
Accrued environmental liabilities	18,447	19,053
Deferred consideration	16,918	18,425
Deferred rent	12,334	9,158
Deferred revenue	7,269	1,532
Other	9,279	8,937

Total other non-current liabilities	$109,521	$102,942

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
     We are exposed to certain risks, including changes in interest rates and commodity prices, in the course of our normal business operations. We use derivative instruments to manage risks associated with certain identifiable and anticipated transactions. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics. We have no trading derivative instruments.
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
     Buckeye expects to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, Buckeye entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. During the nine months ended September 30, 2010, Buckeye entered into two forward-starting interest rate swaps with a total aggregate notional amount of $100.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $125.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three and nine months ended September 30, 2010, unrealized losses of $22.0 million and $58.1 million, respectively, were recorded in Buckeye’s accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Over the next twelve months, Buckeye expects to reclassify $1.0 million of accumulated other comprehensive loss as an increase to interest expense that was generated by forward-starting interest rate swaps terminated in 2008 associated with its 6.050% Notes.
Commodity Derivatives
     Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical commodity forward fixed-price purchase and sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges. Accordingly, our method of measuring ineffectiveness compares the change in the fair value of New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of our hedged fuel inventory. Hedge accounting is discontinued when the hedged fuel inventory is sold or when the related derivative contracts expire. In addition, we periodically enter into offsetting exchange-traded futures contracts to economically close-out an existing futures contract based on a near-term expectation to sell a portion of our fuel inventory. These offsetting derivative contracts are not designated as hedging instruments and any resulting gains or losses are recognized in earnings during the period. The fair values of futures contracts for inventory designated as hedging instruments in the following tables have been presented net of these offsetting futures contracts.
     Our Energy Services segment has not used hedge accounting with respect to its fixed-price contracts. Therefore, our fixed-price contracts and the related futures contracts used to offset the changes in fair value of the fixed-price sales contracts are all marked-to-market on the condensed consolidated balance sheets with gains and losses being recognized in earnings during the period.
     In order to hedge the cost of natural gas used to operate our turbine engines at our Linden, New Jersey location, our Pipeline Operations segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (through July 2011). We designated the futures contract as a cash flow hedge at inception.
     The following table summarizes our commodity derivative instruments outstanding at September 30, 2010 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives NOT designated as hedging instruments:

Fixed-price contracts	45,380	42	Mark-to-market
Futures contracts for fixed-price sales contracts	21,672	—	Mark-to-market
Futures contracts for inventory	14,448	—	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for inventory	107,730	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	300	—	Cash Flow Hedge

(1)	Volume represents absolute value of net notional volume position.

(2)	The maximum term for derivatives included in the long-term column is October 2011.

(3)	BBtu represents one billion British thermal units.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the fair value of each classification of derivative instruments at the dates indicated (in thousands):

	September 30, 2010			December 31, 2009
			Derivative			Derivative
	Assets	(Liabilities)	Net Carrying	Assets	(Liabilities)	Net Carrying
	Fair Value	Fair Value	Value	Fair Value	Fair Value	Value
Derivatives NOT designated as hedging instruments:

Fixed-price contracts	$2,747	$(2,130)	$617	$4,959	$(3,662)	$1,297
Futures contracts for fixed-price sales contracts	2,808	(398)	2,410	7,594	(384)	7,210
Futures contracts for inventory	25,241	(24,550)	691	—	—	—

Derivatives designated as hedging instruments:

Futures contracts for inventory	795	(12,530)	(11,735)	1,992	(20,517)	(18,525)
Futures contracts for natural gas	—	(361)	(361)	312	—	312
Interest rate contracts	—	(40,910)	(40,910)	17,204	—	17,204

Total			$(49,288)			$7,498

	September 30,	December 31,
Balance Sheet Locations:	2010	2009
Derivative assets	$2,600	$4,959
Other non-current assets	—	17,204
Derivative liabilities	(10,978)	(14,665)
Long-term derivative liabilities	(40,910)	—

Total	$(49,288)	$7,498

     Our hedged inventory portfolio extends to the first quarter of 2011. The majority of the unrealized loss of $11.7 million at September 30, 2010 for futures contracts designated as inventory hedging instruments and unrealized gains in the fair values of the underlying hedged refined petroleum product inventories will be realized by the fourth quarter of 2010 as the inventory is sold. A loss of $1.5 million and a gain of $10.0 million were recorded on inventory hedges that were ineffective for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, gains recorded on inventory hedges that were ineffective were approximately $1.2 million and $17.7 million, respectively. At September 30, 2010, open refined petroleum product derivative contracts (represented by the fixed-price contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond October 2011. In addition, at September 30, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price contracts.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2010	2009	2010	2009
Derivatives NOT designated as hedging instruments:
Fixed-price contracts	Product sales	$(1,974)	$3,937	$6,704	$3,366
Futures contracts for fixed-price sales contracts	Cost of product sales and natural gas storage services	3,363	(3,972)	(103)	7,489
Futures contracts for inventory	Cost of product sales and natural gas storage services	65	—	331	—

Derivatives designated as fair value hedging instruments:

Futures contracts for inventory	Cost of product sales and natural gas storage services	$(18,509)	$4,273	$(5,296)	$670
     The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(122)	$(192)	$(291)	$(407)
Futures contracts for refined petroleum products	Cost of product sales and natural gas storage services	—	—	—	(146)
Interest rate contracts	Interest and debt expense	(241)	(1,393)	(723)	(2,049)

	Change in Value Recognized in OCI on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$(337)	$(1)	$(949)	$162
Interest rate contracts	(21,957)	(3,849)	(58,114)	(4,006)

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

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recurring
     The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, September 30, 2010 and December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2010		December 31, 2009
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial assets:
Fixed-price contracts	$—	$2,497	$—	$4,959
Futures contracts for inventory and fixed-price sales contracts	103	—	—	—
Asset held in trust	—	—	1,793	—
Interest rate derivatives	—	—	—	17,204

Financial liabilities:
Fixed-price contracts	—	(1,880)	—	(3,662)
Futures contracts for inventory and fixed-price sales contracts	(8,737)	—	(11,003)	—
Futures contracts for natural gas	(361)	—	—	—
Interest rate derivatives	—	(40,910)	—	—

Total	$(8,995)	$(40,293)	$(9,210)	$18,501

     The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the NYMEX. The value of the Level 1 asset held in trust was obtained from quoted market prices.
     The values of the Level 2 interest rate derivatives were determined using expected cash flow models, which incorporated market inputs including the implied forward LIBOR yield curve for the same period as the future interest swap settlements.
     The values of the Level 2 fixed-price contracts assets and liabilities were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 fixed-price contracts assets are net of credit value adjustments (“CVA”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the fixed-price contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVA is appropriate because few of the Energy Services segment’s customers entering into these fixed-price contracts are large organizations with nationally-recognized credit ratings. The Level 2 fixed-price contracts assets of $2.5 million and $5.0 million as of September 30, 2010 and December 31, 2009, respectively, are net of CVA of ($0.3) million and ($0.9) million, respectively.

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

	September 30,				Total
	2009	Level 1	Level 2	Level 3	Losses
Prepaid and other current assets (1)	$8,639	$—	$—	$8,639	$72,540

(1)	Represents the property, plant and equipment of net assets held for sale that was included in prepaid and other current assets at September 30, 2009 (see Note 2).
     As a result of a loss in the customer base utilizing the Buckeye NGL Pipeline, we recorded a non-cash impairment charge of $72.5 million during the nine months ended September 30, 2009. The estimated fair value was based on a probability-weighted combination of income and market approaches.
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
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended September 30, 2010 and 2009 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$66	$(44)	$74	$37
Interest cost	226	146	495	419
Expected return on plan assets	(86)	(47)	—	—
Amortization of prior service benefit	(11)	(47)	(741)	(679)
Amortization of unrecognized losses	241	90	223	220
Settlement/curtailment charge (1)	—	—	—	(1,571)

Net periodic benefit costs	$436	$98	$51	$(1,574)

(1)	In connection with Buckeye’s reorganization in 2009, $6.4 million of the aggregate amount of $29.1 million of expenses incurred through September 30, 2009 was recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the nine months ended September 30, 2010 and 2009 (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$199	$371	$221	$247
Interest cost	685	886	1,486	1,402
Expected return on plan assets	(260)	(427)	—	—
Amortization of prior service benefit	(34)	(282)	(2,223)	(2,397)
Amortization of unrecognized losses	731	802	670	743
Settlement/curtailment charge (1)	—	7,171	—	(771)

Net periodic benefit costs	$1,321	$8,521	$154	$(776)

(1)	In connection with Buckeye’s reorganization in 2009, $6.4 million of the aggregate amount of $29.1 million of expenses incurred through September 30, 2009 was recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments.
     During the nine months ended September 30, 2010, we contributed $2.7 million to the RIGP.
14. UNIT-BASED COMPENSATION PLANS
     We have Management Units (see Note 1) and an equity compensation plan (“GP Equity Compensation Plan”) for certain members of our and BGH GP’s senior management. The GP Equity Compensation Plan includes both time-based and performance-based participation in the equity of BGH GP (but not ours) referred to as override units. Compensation expense recorded with respect to the override units was $0.3 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.
     Buckeye awards unit-based compensation to employees and directors primarily under the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”), which became effective in March 2009. Buckeye formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized total unit-based compensation expense related to the LTIP and the Option Plan of $1.3 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $3.8 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BGH GP’s Override Units
     No override units were granted or forfeited during the nine months ended September 30, 2010. The following is a summary of the activity of the override units as of September 30, 2010 (in thousands):

	Number of Override Units			Total Number
			Operating	of Units
	Value A Units	Value B Units	Units	Awarded

Unvested at December 31, 2009	1,699	1,699	812	4,210
Vested	—	—	(266)	(266)

Unvested at September 30, 2010	1,699	1,699	546	3,944

	Compensation Costs for Override Units
			Operating
	Value A Units	Value B Units	Units	Totals

Total fair value of all outstanding override units	$3,587	$2,179	$5,808	$11,574
Less: Expense recorded from plan inception to September 30, 2010	—	—	(4,301)	(4,301)

Estimated future compensation costs at September 30, 2010	$3,587	$2,179	$1,507	$7,273

Buckeye’s Long-Term Incentive Plan
     The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through September 30, 2010, awards representing a total of 1,116,268 additional LP Units could be issued under the LTIP.
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
Awards under the LTIP
     During the nine months ended September 30, 2010, the Compensation Committee granted 123,669 phantom units to employees (including the 62,332 phantom units granted pursuant to the Deferral Plan discussed above), 12,000 phantom units to independent directors of Buckeye GP and MainLine Management, and 122,683 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $0.4 million for the nine months ended September 30, 2010.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the LTIP activity for the periods indicated (dollars in thousands):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)	Total Value
Unvested at January 1, 2010	140,095	$39.81	$5,577
Granted	258,352	56.22	14,525
Vested	(18,518)	39.18	(725)
Forfeited	(15,234)	49.44	(753)

Unvested at September 30, 2010	364,695	$51.07	$18,624

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.
     At September 30, 2010, approximately $10.8 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.9 years.
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
15. RELATED PARTY TRANSACTIONS
     Approximately 62% of our outstanding equity, which includes Common Units and Management Units, is owned by BGH GP and approximately 38% by the public. BGH GP is owned by affiliates of ArcLight, Kelso and certain investment funds along with certain members of senior management of Buckeye GP. MainLine Management is our general partner and is wholly owned by BGH GP.
     Services Company and Buckeye are considered related parties with respect to us. As discussed in Note 1, our condensed consolidated financial statements include the accounts of Services Company and Buckeye on a consolidated basis, and all intercompany transactions have been eliminated.
     We incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended March 31, 2009. The senior administrative charge was waived indefinitely on April 1, 2009 as these affiliates are currently not providing services to us that were contemplated as being covered by the senior administrative charge. As a result, there were no related charges recorded in the last nine months of 2009 or during the nine months ended September 30, 2010.
     On August 18, 2010, we and our general partner entered into the Merger Agreement with Buckeye, its general partner and Merger Sub, Buckeye’s subsidiary, pursuant to which Merger Sub will be merged into BGH, with BGH as the surviving entity. The Merger Agreement amends and restates an original Agreement and Plan of Merger, dated as of June 10, 2010, by and among the parties to the Merger Agreement. See Note 1 for further information regarding the Merger.

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. CASH DISTRIBUTIONS
     We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions totaled $36.5 million and $29.7 million during the nine months ended September 30, 2010 and 2009, respectively.
     On November 8, 2010, we announced a quarterly distribution of $0.47 per Common Unit that will be paid on November 30, 2010, to unitholders of record on November 15, 2010. Total cash distributed to unitholders on November 30, 2010 will total approximately $13.3 million.
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
     The following table is a reconciliation of the weighted average number of Common Units used in the basic and diluted earnings per unit calculations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:
Weighted average common units outstanding	27,774	27,770	27,774	27,770
Weighted average management units outstanding	526	530	526	530

Units for basic	28,300	28,300	28,300	28,300

Diluted:
Units used for basic calculation	28,300	28,300	28,300	28,300
Dilutive effect of additional management units	—	—	—	—

Units for diluted	28,300	28,300	28,300	28,300

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Financial information about each segment is presented below for the periods or at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Pipeline Operations	$103,621	$96,714	$299,497	$294,084
Terminalling & Storage	41,900	34,036	125,039	94,108
Natural Gas Storage	21,663	28,576	68,318	60,325
Energy Services	566,804	258,407	1,636,955	728,563
Development & Logistics	9,082	7,516	27,382	25,446
Intersegment	(8,213)	(1,805)	(23,884)	(11,022)

Total revenue	$734,857	$423,444	$2,133,307	$1,191,504

Operating income (loss):
Pipeline Operations	$48,991	$41,846	$138,891	$35,208
Terminalling & Storage	23,656	17,323	70,695	39,095
Natural Gas Storage	2,795	7,591	9,548	19,572
Energy Services	2,581	5,620	(1,287)	10,404
Development & Logistics	1,490	2,509	3,096	4,043

Total operating income	$79,513	$74,889	$220,943	$108,322

Depreciation and amortization:
Pipeline Operations	$9,263	$8,659	$27,295	$26,482
Terminalling & Storage	2,386	1,813	7,051	5,401
Natural Gas Storage	1,643	1,241	4,924	3,943
Energy Services	1,331	986	3,702	2,946
Development & Logistics	439	439	1,287	1,289

Total depreciation and amortization	$15,062	$13,138	$44,259	$40,061

Capital additions, net: (1)
Pipeline Operations			$22,013	$20,813
Terminalling & Storage			16,116	15,186
Natural Gas Storage			7,466	18,884
Energy Services			2,835	2,973
Development & Logistics			845	947

Total capital additions, net			$49,275	$58,803

(1)	Amount excludes $1.0 million and ($2.6) million of non-cash changes in accruals for capital expenditures for the nine months ended September 30, 2010 and 2009, respectively (see Note 19).

BUCKEYE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2010	2009
Total Assets:
Pipeline Operations (1)	$1,543,935	$1,592,916
Terminalling & Storage	522,941	532,971
Natural Gas Storage	549,243	573,261
Energy Services	461,146	482,025
Development & Logistics	60,386	74,476
Consolidating level	234,300	230,922

Total assets	$3,371,951	$3,486,571

Goodwill:
Pipeline Operations	$198,632	$198,632
Terminalling & Storage	49,618	49,618
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	13,182	13,182

Total goodwill	$432,124	$432,124

(1)	All equity investments are included in the assets of the Pipeline Operations segment.
19. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest (net of capitalized interest)	$73,230	$59,101
Cash paid for income taxes	801	1,650
Capitalized interest	1,710	2,906

Non-cash changes in assets and liabilities:
Change in capital expenditures in accounts payable	$1,028	$(2,606)
20. SUBSEQUENT EVENTS
Terminal Acquisitions
     On October 28, 2010, we entered into an agreement to acquire a refined petroleum products terminal on the southeast coast of Puerto Rico from an affiliate of Royal Dutch Shell plc (“Shell”). The terminal, located in Yabucoa, Puerto Rico, includes 44 storage tanks with approximately 4.6 million barrels of gasoline, jet fuel, diesel, fuel oil and crude oil storage capacity. Our investment will provide us with long-term fee-based revenues supported by multi-year commitments from Shell. The acquisition, which is subject to customary closing conditions, is expected to close in December 2010.
     On November 5, 2010, we completed the purchase of a refined petroleum products terminal in Opelousas, Louisiana from Chevron U.S.A Inc. (“Chevron”) for $13.0 million in cash. The terminal includes seven storage tanks with approximately 135,000 barrels of total storage capacity and a truck rack. In addition, Chevron has agreed to enter into a commercial contract with us that is associated with the acquired facility.

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
Cautionary Note Regarding Forward-Looking Statements
     This discussion contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
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
     The following table summarizes the cash we received for the three and nine months ended September 30, 2010 and 2009 as a result of our partnership interests in Buckeye (in thousands, except unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Incentive payments from Buckeye	$12,886	$11,742	$37,804	$33,713
Distributions from the indirect 1% ownership in certain of Buckeye’s operating subsidiaries	534	519	937	1,415
Distributions from the ownership of 243,914 of Buckeye’s GP Units	235	223	695	659
Distributions from the ownership of 80,000 of Buckeye’s LP Units	77	73	228	216

Cash received	$13,732	$12,557	$39,664	$36,003

Overview of Buckeye Partners, L.P.
     Buckeye’s primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement its existing asset base, improve operating efficiencies and allow increased cash distributions to its unitholders.
     We, through Buckeye, operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics. Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 68 active products terminals that provide aggregate storage capacity of approximately 27.3 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties. Buckeye also owns and operates a major natural gas storage facility in northern California, and is a wholesale distributor of refined petroleum products in the United States in areas also served by its pipelines and terminals.

Recent Developments
Agreement and Plan of Merger
     On August 18, 2010, we and our general partner entered into a First Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Buckeye, its general partner and Grand Ohio, LLC (“Merger Sub”), Buckeye’s subsidiary. Pursuant to the Merger Agreement, Merger Sub will be merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by Buckeye’s general partner will be cancelled, the general partner units held by Buckeye’s general partner (representing an approximate 0.5% general partner interest in Buckeye) will be converted to a non-economic general partner interest, all of the economic interest in us will be acquired by BPL and our unitholders will receive aggregate consideration of approximately 20 million of Buckeye’s LP Units.
     The Merger Agreement is subject to, among other things, approval by the affirmative vote of the holders of a majority of Buckeye’s LP Units outstanding and entitled to vote at a meeting of the holders of Buckeye’s LP Units, approval by the (a) affirmative vote of holders of a majority of our Common Units and (b) affirmative vote of holders of a majority of our Common Units and management units, voting together as a single class.
     The Merger will be accounted for as an equity transaction. Therefore, changes in our ownership interest as a result of the Merger will not result in gain or loss recognition. We will be considered the surviving consolidated entity for accounting purposes, while Buckeye will be the surviving consolidated entity for legal and reporting purposes.
     We incurred a total of $2.8 million of costs associated with the Merger during the nine months ended September 30, 2010, of which $1.3 million has been paid. Together with Buckeye, the aggregate costs associated with the Merger incurred during the nine months ended September 30, 2010 were $6.9 million, of which $4.5 million has been paid. We charged these costs directly to partners’ capital.
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
Purchase of Additional Interest in West Shore Pipe Line Company
     On August 2, 2010, in connection with our exercise of a right of first refusal, we completed the acquisition of additional shares of West Shore Pipe Line Company (“West Shore”) common stock from an affiliate of BP plc, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%. We paid approximately $13.5 million for this additional interest. We exercised our right of first refusal to purchase the additional shares because of the favorable economics associated with the investment opportunity and our desire to increase our ownership in a successful joint venture pipeline that we currently operate.

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
Results of Operations
     The results of operations discussed below principally reflect the activities of Buckeye. Since our condensed consolidated financial statements include the consolidated results of Buckeye, our condensed consolidated financial statements are substantially similar to Buckeye’s except as noted below:
•	Interest of noncontrolling partners in Buckeye — Our condensed consolidated balance sheets include a noncontrolling interests capital account that reflects the proportion of Buckeye owned by its partners other than us. Similarly, the ownership interests in Buckeye held by its partners other than us are reflected in our condensed consolidated statements of operations as income attributable to noncontrolling interests. These noncontrolling interest accounts are not reflected in Buckeye’s condensed consolidated financial statements.

•	Our capital structure — In addition to incorporating the assets and liabilities of Buckeye, our condensed consolidated balance sheets include our own indebtedness and related debt placement costs, and the partners’ capital on our condensed consolidated balance sheets represent our partners’ capital as opposed to the capital reflected in Buckeye’s condensed consolidated balance sheets, which reflects the ownership interest of all its partners, including its owners other than us or Services Company. Consequently, our condensed consolidated statements of operations reflect additional interest expense, interest income and debt amortization expense that is not reflected in Buckeye’s condensed consolidated financial statements.

•	Inclusion of Services Company — The financial statements of Services Company, which employs the employees who manage and operate our assets, are consolidated into our financial statements. The condensed consolidated financial statements of Buckeye do not include the financial statements of Services Company.

•	Our general and administrative expenses — We incur general and administrative expenses that are independent from Buckeye’s operations and are not reflected in Buckeye’s condensed consolidated financial statements.

•	Elimination of intercompany transactions — Intercompany obligations and payments among Buckeye and its consolidated subsidiaries, us and Services Company are reflected in Buckeye’s condensed consolidated financial statements but are eliminated in our condensed consolidated financial statements.

Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Pipeline Operations	$103,621	$96,714	$299,497	$294,084
Terminalling & Storage	41,900	34,036	125,039	94,108
Natural Gas Storage	21,663	28,576	68,318	60,325
Energy Services	566,804	258,407	1,636,955	728,563
Development & Logistics	9,082	7,516	27,382	25,446
Intersegment	(8,213)	(1,805)	(23,884)	(11,022)

Total revenues	$734,857	$423,444	$2,133,307	$1,191,504

Total costs and expenses: (1)
Pipeline Operations	$54,630	$54,868	$160,606	$258,876
Terminalling & Storage	18,244	16,713	54,344	55,013
Natural Gas Storage	18,868	20,985	58,770	40,753
Energy Services	564,223	252,787	1,638,242	718,159
Development & Logistics	7,592	5,007	24,286	21,403
Intersegment	(8,213)	(1,805)	(23,884)	(11,022)

Total costs and expenses	$655,344	$348,555	$1,912,364	$1,083,182

Depreciation and amortization:
Pipeline Operations	$9,263	$8,659	$27,295	$26,482
Terminalling & Storage	2,386	1,813	7,051	5,401
Natural Gas Storage	1,643	1,241	4,924	3,943
Energy Services	1,331	986	3,702	2,946
Development & Logistics	439	439	1,287	1,289

Total depreciation and amortization	$15,062	$13,138	$44,259	$40,061

Asset impairment expense:
Pipeline Operations	$—	$—	$—	$72,540

Reorganization expense:
Pipeline Operations	$—	$518	$—	$23,572
Terminalling and Storage	—	163	—	2,565
Natural Gas Storage	—	91	—	382
Energy Services	—	206	—	1,150
Development & Logistics	—	18	—	1,440

Total reorganization expense	$—	$996	$—	$29,109

Operating income (loss):
Pipeline Operations	$48,991	$41,846	$138,891	$35,208
Terminalling & Storage	23,656	17,323	70,695	39,095
Natural Gas Storage	2,795	7,591	9,548	19,572
Energy Services	2,581	5,620	(1,287)	10,404
Development & Logistics	1,490	2,509	3,096	4,043

Total operating income	$79,513	$74,889	$220,943	$108,322

(1)	Total costs and expenses includes depreciation and amortization, asset impairment expense and reorganization expense.

     Costs and expenses attributable to Buckeye, Services Company and us were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Attributable to Buckeye	$653,261	$347,479	$1,906,852	$1,079,944
Elimination of Buckeye deferred charge	(1,174)	(1,174)	(3,523)	(3,523)
Net effect of ESOP charges	1,400	564	3,486	1,209
Attributable to BGH	1,857	1,686	5,549	5,552

Total costs and expenses	$655,344	$348,555	$1,912,364	$1,083,182

     Amounts attributable to us were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Payroll and payroll benefits	$1,109	$1,086	$3,334	$3,455
Professional fees	272	103	704	759
Other	476	497	1,511	1,338

Total	$1,857	$1,686	$5,549	$5,552

     Payroll and benefits costs include salaries and benefits for the four highest paid executives performing services on behalf of Buckeye based on a negotiated fee, as well as allocations of the cost of Buckeye personnel performing administrative services directly for us.
     The following table presents product volumes transported in the Pipeline Operations segment, average daily throughput for the Terminalling & Storage segment in barrels per day (“bpd”) and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pipeline Operations (average bpd):
Gasoline	663,900	666,900	647,400	661,700
Jet fuel	350,700	350,000	337,500	342,900
Diesel fuel	237,000	199,900	229,200	205,000
Heating oil	35,000	33,600	61,400	72,000
LPGs	16,700	17,700	19,500	17,000
NGLs	—	9,600	—	17,100
Other products	3,300	5,000	2,600	9,400

Total Pipeline Operations	1,306,600	1,282,700	1,297,600	1,325,100

Terminalling & Storage (average bpd):
Products throughput (1)	566,200	472,000	564,200	470,800

Energy Services (in thousands of gallons):
Sales volumes	278,000	138,500	780,000	455,500

(1)	Reported quantities exclude transfer volumes, which are non-revenue generating transfers among our various terminals, and include volumes from the Albany terminal, which had not been previously reported in the 2009 periods. For the three and nine months ended September 30, 2009, we previously reported total products throughput of 486.5 thousand and 491.9 thousand, respectively, which included transfer volumes and excluded volumes from the Albany terminal.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Consolidated
     Consolidated income attributable to unitholders. Consolidated income attributable to our unitholders was $11.9 million for the three months ended September 30, 2010 compared to $11.1 million for the three months ended September 30, 2009. The increase in income attributable to our unitholders was due to increases in Buckeye’s quarterly cash distribution. As mentioned above, the incentive distribution rights entitle us to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded. As a result, increases in Buckeye’s distributions cause increases in income attributable to our unitholders. During the three months ended September 30, 2010, Buckeye paid a $0.9625 per LP Unit distribution as compared to a $0.9125 per LP Unit distribution in the three months ended September 30, 2009, which resulted in an increase of $1.1 million in incentive distributions in the 2010 period as compared to the corresponding period in 2009.
     Revenue. Revenue was $734.9 million for the three months ended September 30, 2010, which is an increase of $311.5 million, or 73.5%, from the three months ended September 30, 2009. The increase in revenue for the three months ended September 30, 2010 as compared to the corresponding period in 2009 was caused primarily by the following:
•	an increase of $308.4 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the three months ended September 30, 2010 as compared to the corresponding period in 2009;

•	an increase of $7.9 million in revenue from the Terminalling & Storage segment, resulting from increased revenue from terminals acquired in November 2009, internal growth projects and increased throughput volumes, including $1.4 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities;

•	an increase of $6.9 million in revenue from the Pipeline Operations segment, resulting from the benefit of higher tariff rates, increased revenues from the contribution of pipeline assets acquired in November 2009, increased other revenues and more favorable settlement experience; and

•	an increase of $1.6 million in revenue from the Development & Logistics segment, resulting primarily from the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     The increase in revenue was partially offset by:
•	a decrease of $6.9 million in revenue from the Natural Gas Storage segment, resulting primarily from lower fees from hub services transactions as a result of general market conditions, including reduced market-based fees charged for storage services as a result of low natural gas prices, compressed seasonal spreads, lower recontracting rates, above normal temperatures and general uncertainty regarding the economic recovery.
     Total Costs and Expenses. Total costs and expenses were $655.3 million for the three months ended September 30, 2010, which is an increase of $306.7 million, or 88.0%, from the corresponding period in 2009. Total costs and expenses reflect:
•	an increase of $310.4 million in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period, primarily as a result of increased refined petroleum product prices and increased volumes sold;

•	an increase of $2.6 million in costs and expenses of the Development & Logistics segment, primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment and higher income tax expense, partially offset by reduced construction contract activity;

•	an increase of $1.5 million in costs and expenses of the Terminalling & Storage segment, resulting primarily from higher operating expenses for terminals acquired in November 2009 and certain environmental remediation expenses; and

•	an increase of $2.0 million in depreciation and amortization, primarily on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, certain internal-use software placed in service in the fourth quarter of 2009 and on assets acquired in November 2009, and an increase of $0.7 million in non-cash unit-based compensation expense.
     Total costs and expenses in the 2009 period includes the recognition of $1.0 million of expenses across all segments associated with organizational restructuring. Total costs and expenses for the three months ended September 30, 2010 reflect the effectiveness of cost management efforts we implemented in 2009. As a result of these efforts, costs and expenses reflected a savings of approximately $2.3 million during the three months ended September 30, 2010 as compared to the corresponding period in 2009.
     Total costs and expenses also reflect the following decreases:
•	a decrease of $2.1 million in costs and expenses of the Natural Gas Storage segment, resulting from lower costs associated with hub services transactions recognized as an expense; and

•	a decrease of $0.3 million in costs and expenses of the Pipeline Operations segment, resulting substantially from a decrease related to the organizational restructuring charges recognized in the 2009 period as discussed above, lower environmental expenses and lower operating power costs, partially offset by increased project costs.
     Operating Income. Operating income was $79.5 million for the three months ended September 30, 2010 compared to operating income of $74.9 million for the three months ended September 30, 2009. Interest and debt expense increased by $1.7 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009, which increase was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019 and higher outstanding borrowings under the BES Credit Agreement, partially offset by lower outstanding borrowings under Buckeye’s unsecured revolving credit agreement (the “Credit Facility”). Income from equity investments decreased by $0.4 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
     Income attributable to noncontrolling interests. Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s income to its limited partner interests not owned by us or Services Company, was $49.0 million for the three months ended September 30, 2010 as compared to $47.3 million in the corresponding period in 2009.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
Pipeline Operations
     Revenue. Revenue from the Pipeline Operations segment was $103.6 million for the three months ended September 30, 2010, which is an increase of $6.9 million, or 7.1%, from the corresponding period in 2009. Revenues increased due to favorable settlement experience of $2.8 million, a $2.6 million benefit from higher tariff rates resulting from overall average tariff rate increases of approximately 2.6% implemented on May 1, 2010, an increase of $1.9 million in other pipeline revenues, increased revenue of $0.6 million from pipeline assets acquired in November 2009 and a 1.9% increase in transportation volumes, resulting in an increase of $0.3 million in transportation revenues. These increases in revenue were partially offset by reduced revenues of $1.3 million from contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contracts to the Development & Logistics segment. In addition, the increase in transportation volumes were partially offset by a decrease in transportation volumes related to the sale of the Buckeye NGL Pipeline on January 1, 2010 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements).

     Total Costs and Expenses. Total costs and expenses from the Pipeline Operations segment were $54.6 million for the three months ended September 30, 2010, which is a decrease of $0.3 million, or 0.4%, from the corresponding period in 2009. Total costs and expenses for the 2009 period include $0.5 million of expense related to an organizational restructuring. This charge in the 2009 period was the primary reason that costs and expenses in the 2009 period were 0.4% higher than in the 2010 period. Total costs and expenses for the three months ended September 30, 2010 also reflect a decrease of $1.3 million in contract service activities due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, a decrease of $0.6 million in environmental expenses, a decrease of $0.3 million in pipeline integrity program expenses, a decrease of $0.2 million in operating power costs, primarily due to power contract renegotiations as part of our best practices initiative and a decrease of $0.2 million in property taxes. These decreases were offset by an increase of $1.6 million in professional fees, outside service costs and other project costs and an increase of $0.7 million in depreciation and amortization expense as a result of pipeline assets acquired in November 2009.
     Operating Income. Operating income from the Pipeline Operations segment was $49.0 million for the three months ended September 30, 2010 compared to operating income of $41.8 million for the three months ended September 30, 2009. Income from equity investments decreased by $0.4 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Revenue. Revenue from the Terminalling & Storage segment was $41.9 million for the three months ended September 30, 2010, which is an increase of $7.9 million, or 23.1%, from the corresponding period in 2009. The increase resulted primarily from terminals acquired in November 2009, internal growth projects, increased throughput volumes, higher fees, higher storage and rental revenue, including $1.4 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities. In addition to the 15.6% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 4.4% for the three months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to increased jet fuel, diesel and ethanol throughput volumes.
     Total Costs and Expenses. Total costs and expenses from the Terminalling & Storage segment were $18.2 million for the three months ended September 30, 2010, which is an increase of $1.5 million, or 9.2%, from the corresponding period in 2009. The increase in total costs and expenses in the 2010 period as compared to the 2009 period is due to a $0.9 million increase in operating expenses and a $0.6 million increase in depreciation and amortization, both as a result of the terminals acquired in November 2009, and a $0.4 million increase in environmental remediation expenses. These increases in total costs and expenses were partially offset by a $0.5 million decrease in payroll and benefits costs primarily related to our best practices initiative in 2009.
     Operating Income. Operating income from the Terminalling & Storage segment was $23.7 million for the three months ended September 30, 2010 compared to operating income of $17.3 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Natural Gas Storage
     Revenue. Revenue from the Natural Gas Storage segment was $21.7 million for the three months ended September 30, 2010, which is a decrease of $6.9 million, or 24.2%, from the corresponding period in 2009. This overall decrease is attributable to lower underlying volume and lower fees recognized as revenue for hub services provided during the three months ended September 30, 2010. The fees for hub services agreements are based on the relative market prices of natural gas over different delivery periods. A positive market price spread results in receipt of a fee from the customer that is reflected as transportation and other services revenue. A negative market price spread results in payment of a fee to the customer that is reflected as cost of natural gas storage services. These fees are recognized as revenue or cost of natural gas storage services ratably as the underlying services are provided or utilized. Such agreements allow us to maximize the daily utilization of the natural gas storage facility and to attempt to capture value from seasonal price differences in the natural gas markets. During the three months ended September 30, 2010 and 2009, there were 174 and 119 outstanding hub service contracts, respectively, for which revenue was being recognized ratably. Market conditions resulted in lower fees of $6.3 million for hub service agreements recognized as revenue during the three months ended September 30, 2010 compared to the same period in 2009, including reduced market-based fees charged for storage services as a result of low natural gas prices, compressed seasonal spreads, lower recontracting rates, above normal temperatures and general uncertainty regarding the economic recovery. Additionally, lease revenue decreased $0.6 million for the three months ended September 30, 2010, as a decrease in the fee charged for each volumetric unit of storage capacity leased was partially offset by increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $18.9 million for the three months ended September 30, 2010, which is a decrease of $2.1 million, or 10.1%, from the corresponding period in 2009. The primary driver of the decrease in expenses is a decrease in hub services fees paid to customers for hub service activities. As stated above, hub service fees are based on the relative market prices of natural gas over different delivery periods; a negative market price spread results in payment of a fee to the customer that is reflected as cost of natural gas storage services ratably as those services are provided. Other operating expenses decreased $3.2 million, primarily due to lower fuel costs and professional fees. Total costs and expenses also include an increase of $0.4 million in depreciation and amortization, primarily related to assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project.
     Operating Income. Operating income from the Natural Gas Storage segment was $2.8 million for the three months ended September 30, 2010 compared to operating income of $7.6 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Revenue. Revenue from the Energy Services segment was $566.8 million for the three months ended September 30, 2010, which is an increase of $308.4 million, or 119.3%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices, which correspondingly increased the cost of product sales, and an increase of 100.7% in sales volumes.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $564.2 million for the three months ended September 30, 2010, which is an increase of $311.4 million, or 123.2%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $310.4 million in cost of product sales as a result of increases in volumes sold, refined petroleum product prices and payroll related costs. Depreciation and amortization increased by $0.3 million for the three months ended September 30, 2010 from the corresponding period in 2009 due to amortization of certain internal-use software placed in service in the fourth quarter of 2009.
     Operating Income. Operating income from the Energy Services segment was $2.6 million for the three months ended September 30, 2010 compared to operating income of $5.6 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Development & Logistics
     Revenue. Revenue from the Development & Logistics segment was $9.1 million for the three months ended September 30, 2010, which is an increase of $1.6 million, or 20.8%, from the corresponding period in 2009. The increase in revenue was primarily due to an increase of $1.5 million in operating service revenues and an increase of $0.4 million in construction contract and other revenues from the 2009 period. Both increases were primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, and an increase of $0.5 million in rental and other revenues. These increases in revenue were partially offset by the completion and non-replacement of certain construction projects in 2009, resulting in a $0.8 million reduction in construction contract revenues.

     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $7.6 million for the three months ended September 30, 2010, which is an increase of $2.6 million, or 51.6%, from the corresponding period in 2009. The increase in total costs and expenses was the result of the increased operating services activities discussed above and higher income tax expense of $0.6 million due to higher earnings in the current period, partially offset by reduced construction contract activity.
     Operating Income. Operating income from the Development & Logistics segment was $1.5 million for the three months ended September 30, 2010 compared to operating income of $2.5 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Consolidated
     Consolidated income attributable to our unitholders was $34.7 million for the nine months ended September 30, 2010 compared to $31.0 million for the nine months ended September 30, 2009. The increase in income attributable to our unitholders was due to increases in Buckeye’s quarterly cash distribution. As mentioned above, the incentive distribution rights entitle us to receive amounts equal to specified percentages of the incremental amount of cash distributed by Buckeye to the holders of Buckeye’s LP Units when target distribution levels for a quarter are exceeded. As a result, increases in Buckeye’s distributions cause increases in income attributable to our unitholders. During the nine months ended September 30, 2010, Buckeye paid aggregate distributions of $2.85 per LP Unit as compared to $2.70 per LP Unit in the nine months ended September 30, 2009, which resulted in an increase of $4.1 million in incentive distributions in the first nine months of 2010 as compared to the corresponding period in 2009.
     Revenue. Revenue was $2,133.3 million for the nine months ended September 30, 2010, which is an increase of $941.8 million, or 79.0%, from the nine months ended September 30, 2009. The increase in revenue for the nine months ended September 30, 2010 as compared to the corresponding period in 2009 was caused primarily by the following:
•	an increase of $908.4 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the nine months ended September 30, 2010 as compared to the corresponding period in 2009;

•	an increase of $30.9 million in revenue from the Terminalling & Storage segment, resulting from increased revenue from terminals acquired in November 2009, increased throughput volumes, increased fees, storage and rental revenue, including $4.6 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities and favorable settlement experience;

•	an increase of $8.0 million in revenue from the Natural Gas Storage segment, resulting primarily from higher fees from hub services transactions recognized as revenue;

•	an increase of $5.4 million in revenue from the Pipeline Operations segment, resulting primarily from the benefit of higher tariff rates, favorable settlement experience and increased revenues from pipeline assets acquired in November 2009, partially offset by the impact of lower transportation volumes; and

•	an increase of $2.0 million in revenue from the Development & Logistics segment, resulting primarily from the sale of ammonia linefill and from the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     Total Costs and Expenses. Total costs and expenses were $1,912.3 million for the nine months ended September 30, 2010, which is an increase of $829.0 million, or 76.6%, from the corresponding period in 2009. Total costs and expenses reflect:
•	an increase in refined petroleum product prices, which, coupled with an increase in volume sold, resulted in a $920.0 million increase in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period;

•	an increase of $18.0 million in costs and expenses of the Natural Gas Storage segment, resulting from higher costs associated with hub services transactions recognized as expense caused primarily by general market conditions;
•	an increase of $4.2 million in depreciation and amortization, primarily on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, certain internal-use software placed in service in the fourth quarter of 2009 and on assets acquired in November 2009, and an increase of $3.0 million in non-cash unit-based compensation expense; and

•	an increase of $2.9 million in costs and expenses of the Development & Logistics segment, primarily resulting from $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy and due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     Total costs and expenses in the 2009 period include the recognition of a non-cash $72.5 million asset impairment expense in the Pipeline Operations segment, related to the Buckeye NGL Pipeline and $29.1 million of expenses across all segments associated with organizational restructuring. These two charges were the primary cause of a partially offsetting decrease in total costs and expenses for the 2010 period as compared to the 2009 period. Total costs and expenses for the nine months ended September 30, 2010 also reflect the effectiveness of cost management efforts we implemented in 2009. Largely as result of these efforts, costs decreased by approximately $11.7 million during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.
     Total costs and expenses also reflect the following decreases:
•	a decrease in costs and expenses of the Pipeline Operations segment, resulting substantially from a decrease related to the asset impairment expense and the organizational restructuring charges recognized in the 2009 period as discussed above and lower payroll and benefits costs, which were primarily attributable to the organizational restructuring that occurred in 2009 and resulted in reduced headcount, as well as from lower environmental remediation expenses, lower operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative and lower contract service activities, partially offset by higher pipeline integrity program expenses and higher project costs; and

•	a decrease in costs and expenses of the Terminalling & Storage segment, resulting primarily from a decrease related to expenses for organizational restructuring recognized in the 2009 period, lower environmental remediation expenses and lower payroll and benefits costs, partially offset by higher operating expense for terminals acquired in November 2009 and higher bad debt expense.
     Operating Income. Operating income was $220.9 million for the nine months ended September 30, 2010 compared to operating income of $108.3 million for the nine months ended September 30, 2009. Interest and debt expense increased by $11.1 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, which increase was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019, higher outstanding borrowings under the BES Credit Agreement and lower interest capitalized on construction projects, partially offset by lower outstanding borrowings under Buckeye’s Credit Facility. Income from equity investments decreased by $0.2 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
     Income attributable to noncontrolling interests. Income attributable to noncontrolling interests, which represents the allocation of Buckeye’s income to its limited partner interests not owned by us or Services Company, was $130.3 million for the nine months ended September 30, 2010 as compared to $32.7 million in the corresponding period in 2009. The increase is primarily due to the recognition of the asset impairment expense and the organizational restructuring charges in the 2009 period.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.

Pipeline Operations
     Revenue. Revenue from the Pipeline Operations segment was $299.5 million for the nine months ended September 30, 2010, which is an increase of $5.4 million, or 1.8%, from the corresponding period in 2009. Revenues increased due to a $7.3 million benefit of higher tariff rates resulting from overall average tariff rate increases of approximately 3.8% implemented on July 1, 2009 and 2.6% implemented on May 1, 2010, favorable settlement experience of $5.8 million, increased revenues of $2.0 million from pipeline assets acquired in November 2009 and an increase of $3.4 million in other pipeline revenues. These increases were partially offset by a 2.1% decrease in transportation volumes, which resulted in an $8.7 million decrease in transportation revenues, due in part to the sale of the Buckeye NGL Pipeline on January 1, 2010, and a $4.5 million decrease in revenue from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contract to the Development & Logistics segment.
     Total Costs and Expenses. Total costs and expenses from the Pipeline Operations segment were $160.6 million for the nine months ended September 30, 2010, which is a decrease of $98.3 million, or 38.0%, from the corresponding period in 2009. Total costs and expenses for the 2009 period include a $72.5 million non-cash asset impairment expense and $23.6 million of expense related to organizational restructuring. These charges in the nine months ended September 30, 2009 were the primary reason that total costs and expenses in the 2009 period were 38.0% higher than in the 2010 period. In addition, total costs and expenses in the 2010 period were lower than in the 2009 period as a result of a $3.5 million decrease in contract service activities due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, a $2.0 million reduction in environmental remediation expenses, a $1.7 million decrease in payroll and benefits costs, resulting primarily from our best practices initiative, a $1.2 million decrease in operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative, a $0.8 million decrease in product costs, resulting from reduced volumes of product sold to a wholesale distributor and a decrease of $0.6 million in property taxes. These decreases in total costs and expenses were partially offset by an increase of an increase of $3.7 million in professional fees, outside services and other project expenses, an increase of $2.4 million in pipeline integrity program expenses, an increase of $0.6 million in bad debt expense and an increase of $0.8 million in depreciation and amortization as a result of pipeline assets acquired in November 2009.
     Operating Income. Operating income from the Pipeline Operations segment was $138.9 million for the nine months ended September 30, 2010 compared to operating income of $35.2 million for the nine months ended September 30, 2009. Income from equity investments decreased by $0.2 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Revenue. Revenue from the Terminalling & Storage segment was $125.0 million for the nine months ended September 30, 2010, which is an increase of $30.9 million, or 32.9%, from the corresponding period in 2009. Approximately $27.6 million of the increase resulted primarily from terminals acquired in November 2009, internal growth projects, increased throughput volumes, higher fees, higher storage and rental revenue, including $4.6 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, and increased butane-blending revenue. Also contributing to the improved revenue was an increase of $3.3 million in settlement experience, reflecting the favorable impact of higher refined petroleum product prices during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. In addition to the 13.3% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 6.5% for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to increased diesel, ethanol and jet fuel throughput volumes.
     Total Costs and Expenses. Total costs and expenses from the Terminalling & Storage segment were $54.3 million for the nine months ended September 30, 2010, which is a decrease of $0.7 million, or 1.2%, from the corresponding period in 2009. The decrease in total costs and expenses in the 2010 period as compared to the 2009 period is due to a $2.6 million decrease related to expenses for organizational restructuring recognized in the 2009 period, a $1.6 million decrease in payroll and benefits costs primarily related to our best practices initiative in 2009 and a $1.2 million decrease in environmental remediation expenses, partially offset by a $2.2 million increase in operating expenses for terminals acquired in November 2009, a $0.6 million increase in bad debt expense and a $1.7 million increase in depreciation and amortization, primarily on terminals acquired in November 2009.
     Operating Income. Operating income from the Terminalling & Storage segment was $70.7 million for the nine months ended September 30, 2010 compared to operating income of $39.1 million for the nine months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Natural Gas Storage
     Revenue. Revenue from the Natural Gas Storage segment was $68.3 million for the nine months ended September 30, 2010, which is an increase of $8.0 million, or 13.2%, from the corresponding period in 2009. This overall increase is attributable to greater underlying volume and higher fees recognized as revenue for hub services provided during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 and 2009, there were 310 and 283 outstanding hub service contracts, respectively, for which revenue was being recognized ratably. Market conditions resulted in lower fees of $7.8 million for hub service agreements recognized as revenue during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Lease revenue increased $0.2 million for the nine months ended September 30, 2010, as increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, was partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $58.8 million for the nine months ended September 30, 2010, which is an increase of $18.0 million, or 44.2%, from the corresponding period in 2009. The primary driver of the increase in expenses is an increase in hub services fees paid to customers for hub service activities. Total costs and expenses also include an increase of $1.0 million in depreciation and amortization primarily due to assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, partially offset by a decrease of $0.4 million related to organizational restructuring charges recognized in the 2009 period. Other operating expenses decreased by $2.5 million, primarily due to decreased outside service costs and other expenses, partially offset by increased fuel costs, maintenance materials expense and supplies and rental expenses.
     Operating Income. Operating income from the Natural Gas Storage segment was $9.5 million for the nine months ended September 30, 2010 compared to operating income of $19.6 million for the nine months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Revenue. Revenue from the Energy Services segment was $1,637.0 million for the nine months ended September 30, 2010, which is an increase of $908.4 million, or 124.7%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices in the 2010 period, which correspondingly increased the cost of product sales, and an increase of 71.2% in sales volumes.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $1,638.2 million for the nine months ended September 30, 2010, which is an increase of $920.0 million, or 128.1%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $920.0 million in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices. The increase in expenses was a result of lower rack margins driven by competitive pricing at the rack as inventory levels have remained at higher than normal levels while product demand has declined. Additionally, the contango opportunities that existed during 2009 have not existed through the first nine months in 2010. These negative factors were partially offset by a 71.2% increase in Energy Services’ sales volume. Total costs and expenses also increased due to an increase of $0.7 million in bad debt expense and an increase of $1.2 million in payroll related costs, including an increase of $0.6 million in non-cash unit-based compensation expense, partially offset by a decrease of $1.2 million in repairs and maintenance expense and professional fees. Total costs and expenses also include an increase of $0.7 million in depreciation and amortization related primarily to certain internal-use software placed in service in the fourth quarter of 2009, partially offset by a decrease of $1.2 million related to an organizational restructuring recognized in the 2009 period.

     Operating Income (Loss). Operating loss from the Energy Services segment was $1.3 million for the nine months ended September 30, 2010 compared to operating income of $10.4 million for the nine months ended September 30, 2009. Other revenue and expense items impacting operating income (loss) are discussed above.
Development & Logistics
     Revenue. Revenue from the Development & Logistics segment was $27.4 million for the nine months ended September 30, 2010, which is an increase of $2.0 million, or 7.6%, from the corresponding period in 2009. The increase in revenue was partially due to the recognition of $1.2 million of revenue related to the sale of ammonia linefill. In addition, the increase in revenue was due to an increase of $3.8 million in operating service revenues and other revenues from the 2009 period, primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, an increase of $0.9 million in rental and transportation revenues and an increase of $0.6 million in operating service revenues as a result of higher fees and increased reimbursable costs. These increases in revenue were partially offset by reduced construction contract activity following completion of certain construction projects in 2009, resulting in a $4.5 million reduction in construction contract revenues.
     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $24.3 million for the nine months ended September 30, 2010, which is an increase of $2.9 million, or 13.5%, from the corresponding period in 2009. Total costs and expenses include $1.4 million of expense related to an organizational restructuring recognized in the 2009 period. Total costs and expenses increased as a result of the recognition of $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, and increased operating services activities discussed above, partially offset by reduced contract construction activity discussed above and lower income tax expense.
     Operating Income. Operating income from the Development & Logistics segment was $3.1 million for the nine months ended September 30, 2010 compared to operating income of $4.0 million for the nine months ended September 30, 2009. Income tax expense decreased by $0.1 million for the nine months ended September 30, 2010, primarily due to the recognition of a tax benefit of $0.6 million primarily related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy as discussed above, partially offset by higher earnings. Other revenue and expense items impacting operating income are discussed above.
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
     Our principal uses of cash are the payment of our operating expenses and distributions to our unitholders. We generally make quarterly cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as MainLine Management deems appropriate. In the nine months ended September 30, 2010 and 2009, we paid cash distributions of $1.29 and $1.05 per Common Unit, respectively. Total cash distributed to our unitholders for the nine months ended September 30, 2010 and 2009 was approximately $36.5 million and $29.7 million, respectively.
     At September 30, 2010 and December 31, 2009, we had no amounts outstanding under our unsecured revolving credit facility (the “BGH Credit Agreement”). See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the terms of the BGH Credit Agreement.

Services Company
     At September 30, 2010 and December 31, 2009, Services Company had total debt outstanding of $3.1 million and $7.7 million, respectively, consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were issued on May 4, 2004. The 3.60% ESOP Notes are collateralized by Services Company’s common stock and are guaranteed by Services Company. In addition, Buckeye has committed that, in the event that the value of Buckeye’s LP Units owned by Services Company falls below 125% of the balance payable under the 3.60% ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of Buckeye’s LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of Buckeye’s LP Units owned by Services Company returns to an amount that exceeds the 125% minimum. At September 30, 2010, the value of Buckeye’s LP Units owned by Services Company exceeded the 125% requirement.
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
     At September 30, 2010, Buckeye had $13.3 million of cash and cash equivalents on hand and approximately $580.0 million of available credit under its Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at September 30, 2010, BES had $53.5 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.
     At September 30, 2010, Buckeye had an aggregate face amount of $1,656.8 million of debt, which consisted of the following:
•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”);

•	$20.0 million outstanding under the Credit Facility; and

•	$211.8 million outstanding under the BES Credit Agreement.
     See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the terms of the debt discussed above.

     The fair values of Buckeye’s aggregate debt and credit facilities were estimated to be $1,796.7 million and $1,762.1 million at September 30, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of its publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of Buckeye’s variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
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

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$296,107	$64,680
Investing activities	(41,608)	(61,435)
Financing activities	(276,151)	(34,611)
Operating Activities
     Net cash flow provided by operating activities was $296.1 million for the nine months ended September 30, 2010 compared to $64.7 million for the nine months ended September 30, 2009. The following were the principal factors resulting in the $231.4 million increase in net cash flows provided by operating activities:
•	The net change in fair values of derivatives was a decrease of $16.2 million to cash flows from operating activities for the nine months ended September 30, 2010, resulting from the increase in value related to fixed-price contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations.

•	The net impact of working capital changes was an increase of $80.9 million to cash flows from operating activities for the nine months ended September 30, 2010. The principal factors affecting the working capital changes were:
o	Inventories decreased by $56.7 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

o	Prepaid and other current assets decreased by $31.3 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the nine months ended September 30, 2010 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), a decrease in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements, a decrease in receivables related to ammonia contracts, a decrease in tax receivables due to the collection of an amount outstanding from a regulatory agency and a decrease in prepaid insurance due to continued amortization of the balance over the policy period, partially offset by an increase in prepaid fuel taxes in our Energy Services segment.

o	Construction and pipeline relocation receivables decreased by $5.3 million primarily due to a decrease in construction activity in the 2010 period.

o	Accounts payable decreased by $0.4 million primarily due to higher payable balances at September 30, 2010 as a result of increased trading activity at BES resulting from increased volumes and increased commodity prices during the period.

o	Trade receivables increased by $9.5 million primarily due to the timing of collections from customers, including increased activity from our Energy Services segment due to higher volumes and higher commodity prices in the 2010 period.

o	Accrued and other current liabilities decreased by $2.4 million primarily due to a decrease in accrued interest as a result of interest payments made during the period, a decrease due to the payment of accrued ammonia purchases during the period and a reduction in the reorganization accrual, partially offset by increases in unearned revenue primarily in the Natural Gas Storage segment as a result of increased hub services contracts during the nine months ended September 30, 2010 for which the customer is billed up front for services provided over the entire term of the contract.
Investing Activities
     Net cash flow used in investing activities was $41.6 million for the nine months ended September 30, 2010 compared to $61.4 million for the nine months ended September 30, 2009. The following were the principal factors resulting in the $19.8 million decrease in net cash flows used in investing activities:
•	Capital expenditures decreased by $9.5 million for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. See below for a discussion of capital spending.

•	We acquired additional shares of West Shore common stock from an affiliate of BP plc for $13.5 million, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%.

•	We contributed $3.9 million to West Texas LPG Pipeline Limited Partnership in the nine months ended September 30, 2009 for our pro-rata share of an expansion project required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions.

•	We acquired pipeline assets for $1.3 million during the nine months ended September 30, 2010.

•	Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the nine months ended September 30, 2010.
     Capital expenditures, net of non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Sustaining capital expenditures	$18,513	$11,869
Expansion and cost reduction	30,762	46,934

Total capital expenditures, net	$49,275	$58,803

     Expansion and cost reduction projects in the first nine months of 2010 included terminal ethanol and butane blending, new pipeline connections, natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first nine months of 2009, expansion and cost reduction projects included the Kirby Hills Phase II expansion project, terminal ethanol and butane blending, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.

     We expect to spend approximately $70.0 million to $90.0 million for capital expenditures in 2010, of which approximately $25.0 million to $35.0 million is expected to relate to sustaining capital expenditures and $45.0 million to $55.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2010 will include the completion of additional product storage tanks in the Midwest, various terminal expansions and upgrades and pipeline and terminal automation projects.
Financing Activities
     Net cash flow used in financing activities was $276.2 million for the nine months ended September 30, 2010 compared to $34.6 million for the nine months ended September 30, 2009. The following were the principal factors resulting in the $241.6 million increase in net cash flows used in financing activities:
•	Buckeye borrowed $175.9 million and $160.7 million and repaid $233.9 million and $459.0 million under its Credit Facility during the nine months ended September 30, 2010 and 2009, respectively.

•	Net repayments under the BES Credit Agreement were $28.0 million during the nine months ended September 30, 2010, while net borrowings under the BES Credit Agreement were $53.6 million during the nine months ended September 30, 2009.

•	We incurred $3.2 million of debt issuance costs during the nine months ended September 30, 2010 related to the amendment to the BES Credit Agreement in June 2010 (see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•	Buckeye received $273.2 million (net of debt issuance costs of $2.1 million) from the issuance in August 2009 of $275.0 million in aggregate principal amount of the 5.500% Notes in an underwritten public offering. Proceeds from this offering were used to reduce amounts outstanding under the Credit Facility.

•	Buckeye received $4.3 million and $1.9 million in net proceeds from the exercise of its LP Unit options during the nine months ended September 30, 2010 and 2009, respectively. Buckeye received $104.6 million in net proceeds from an underwritten equity offering in March and April of 2009 for its public issuance of 3.0 million LP Units.

•	Cash distributions paid to our partners increased by $6.8 million period-to-period due to an increase in our quarterly cash distribution rate per Common Unit. We paid cash distributions of $36.5 million ($1.29 per Common Unit) and $29.7 million ($1.05 per Common Unit) during the nine months ended September 30, 2010 and 2009, respectively.

•	We paid $4.5 million of costs associated with the Merger during the nine months ended September 30, 2010.
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
     Total rental expense for the three months ended September 30, 2010 and 2009 was $5.7 million and $5.3 million, respectively. For the nine months ended September 30, 2010 and 2009, total rental expense was $16.2 million and $15.7 million, respectively. There have been no material changes in our operating lease commitments since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
Market Risk — Trading Instruments
     We have no trading derivative instruments.
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
     As of September 30, 2010, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

September 30,
2010
Assets:
Hub service agreements	$37,100

Liabilities:
Hub service agreements	(25,510)

Total	$11,590

Energy Services
     Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical commodity forward fixed-price purchase and sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Accordingly, our method of measuring ineffectiveness compares the changes in the fair value of the New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of our hedged fuel inventory.
     Our Energy Services segment has not used hedge accounting with respect to its fixed-price contracts. Therefore, our fixed-price contracts and the related futures contracts used to offset the changes in fair value of the fixed-price sales contracts are all marked-to-market on the condensed consolidated balance sheets with gains and losses being recognized in earnings during the period.
     As of September 30, 2010, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

September 30,
2010
Assets:
Fixed-price contracts	$2,497
Futures contracts for inventory and fixed-price sales contracts	103

Liabilities:
Fixed-price sales contracts	(1,880)
Futures contracts for inventory and fixed-price sales contracts	(8,737)
Futures contracts for natural gas	(361)

Total	$(8,378)

     Our hedged inventory portfolio extends to the first quarter of 2011. The majority of the unrealized loss at September 30, 2010 for futures contracts designated as inventory hedging instruments and unrealized gains in the fair values of the underlying hedged refined petroleum product inventories will be realized by the fourth quarter of 2010 as the inventory is sold. A loss of $1.5 million and a gain of $1.2 million were recorded on inventory hedges that were ineffective for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, open refined petroleum product derivative contracts (represented by the fixed-price contracts and futures contracts for fixed-price sales contracts and inventory noted above) varied in duration, but did not extend beyond October 2011. In addition, at September 30, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price contracts.
     Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at September 30, 2010, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity Financial Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Liability	$(8,378)
Fair value assuming 10% increase in underlying commodity prices	Liability	$(32,115)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$15,359
     The value of the open futures contract positions noted above were based upon quoted market prices obtained from NYMEX. The value of the fixed-price contracts was based on observable market data related to the obligation to provide refined petroleum products to customers.

     As discussed above, these commodity financial instruments are used primarily to manage the risk of market price volatility on the Energy Services segment refined petroleum product inventories and its fixed-price contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges and are, therefore, expected to be highly effective in offsetting changes in the fair value of the refined petroleum product inventories.
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
     At September 30, 2010, Buckeye had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.750% Notes, $300.0 million of the 6.050% Notes and $275.0 million of the 5.500% Notes. The fair value of these fixed-rate debt obligations at September 30, 2010 was approximately $1,564.9 million. Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by approximately $91.3 million.
     At September 30, 2010, Buckeye’s variable-rate obligations were $20.0 million under its Credit Facility and $211.8 million under the BES Credit Agreement. Based on the balances outstanding at September 30, 2010, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2.3 million.
     Buckeye expects to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, Buckeye entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. During the nine months ended September 30, 2010, Buckeye entered into two forward-starting interest rate swaps with a total aggregate notional amount of $100.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $125.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three and nine months ended September 30, 2010, unrealized losses of $22.0 million and $58.1 million, respectively, were recorded in Buckeye’s accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

     The following table presents the effect of hypothetical price movements on the estimated fair value of Buckeye’s interest rate swap portfolio and the related change in fair value of the underlying debt at September 30, 2010 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(40,910)
Fair value assuming 10% increase in underlying interest rates	Liability	$(22,382)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(60,046)
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
     During the third quarter of 2010, we implemented a new revenue accounting system.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 in addition to other information in such reports and in this quarterly report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 6. Exhibits
     (a) Exhibits

2.1	First Amended and Restated Agreement and Plan of Merger, dated August 18, 2010, by and among Buckeye Partners, L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC and Grand Ohio, LLC (Incorporated by reference to Annex A to Buckeye Partners, L.P.’s Registration Statement on Form S-4/A filed on August 19, 2010).†

2.2	First Amendment to First Amended and Restated Agreement and Plan of Merger, dated October 29, 2010, by and among Buckeye Partners, L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC and Grand Ohio, LLC (Incorporated by reference to Exhibit 2.1 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on November 3, 2010).

3.1	Certificate of Limited Partnership of Buckeye GP Holdings L.P., dated as of March 7, 2006 (Incorporated by reference to Exhibit 3.1 of Buckeye GP Holdings L.P.’s Registration Statement on Form S-1 filed on April 20, 2006).

3.2	First Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of August 9, 2006 (Incorporated by reference to Exhibit 3.1 of Buckeye GP Holdings L.P.’s Current Report on Form 8-K filed on August 14, 2006).

10.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 11, 2010).

10.2	Form of Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (Incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus in Part I of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed on September 14, 2010).

10.3	Sixth Amendment to Credit Agreement, dated September 29, 2010, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**	Filed herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGH agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE GP HOLDINGS L.P.
(Registrant)

	By:	MainLine Management LLC,
as General Partner

Date: November 8, 2010	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)